Form 10QSB
period 1996-03-31
SYS
filed 1996-08-06
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
- -----     Act of 1934

For the quarterly period ended        March 31, 1996
                                --------------------------

- -----     Transaction Report Under Section 13 or 15(d) of the Securities
          Exchange Act

For the transition period from                 to
                               --------------      ------------------

Commission File Number    0-4169
                        ----------

                                         SYS
- --------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

        California                                          95-2467354
- ---------------------------------             ---------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

            6363 Greenwich Drive, Suite 200, San Diego, California  92122
- --------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (619) 587-0484
- --------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)


- --------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,822,086 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF MARCH 31, 1996.

     Transitional Small Business Disclosure Format (check one):

Yes          No    X
    ------      -------

                                  TABLE OF CONTENTS


                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number


     Item 1.   Financial Statements
               Consolidated Balance Sheets (unaudited)
                    March 31, 1996 and December 31, 1995.......................3
               Consolidated Statements of Operations (unaudited)
                    Three Months and Nine Months Ended March 31, 1996
                    and Three Months and Nine Months Ended March 31, 1995......4
               Consolidated Statements of Cash Flows (unaudited)
                    Nine Months Ended March 31, 1996
                    and Nine Months Ended March 31, 1995.......................5
               Notes to Consolidated Financial Statements (unaudited)..........6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Description of Business....................................6
                    Results of Operations......................................6
                    Liquidity and Capital Resources............................7


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings...............................................8

     Item 2.   Changes in Securities...........................................9

     Item 3.   Defaults Upon Senior Securities.................................9

     Item 4.   Submission of Matters to a Vote of Security Holders.............9

     Item 5.   Other Information...............................................9

     Item 6.   Exhibits and Reports on Form 8-K................................9

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                         SYS
                               CONDENSED BALANCE SHEETS


                                                        3/31/96       12/31/95
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
ASSETS
- ---------------------------------------------
Current assets:
  Cash                                                $    54,000   $     8,000
  Contract receivables, net                               861,000       718,000
  Other current assets                                     91,000        70,000
                                                      -----------   -----------
    Total current assets                              $ 1,006,000   $   794,000
Equipment, furniture and fixtures,
  at cost, less accumulated
  depreciation and amortization                            97,000        90,000
Other assets                                               73,000        74,000
                                                      -----------   -----------
                                                      $ 1,176,000   $   958,000
                                                      -----------   -----------
                                                      -----------   -----------
LIABILITIES & STOCKHOLDERS' EQUITY
- ---------------------------------------------
Current liabilities:
  Note payable to bank                                $   237,000   $   166,000
  Accounts payable                                        305,000       260,000
  Accrued payroll and related taxes                       199,000       174,000
  Other accrued liabilities                                21,000        15,000
  Current portion of other long-term debt                  26,000        26,000
  Income taxes payable                                      1,000         1,000
                                                      -----------   -----------
    Total current liabilities                         $   789,000   $   642,000
Other long-term debt                                       63,000        67,000
Stockholders' equity:
  Preferred stock                                          55,000        55,000
  Common stock                                            373,000       373,000
  Retained earnings from Jan. 1, 1978                    (104,000)     (179,000)
                                                      -----------   -----------
    Total stockholders' equity                        $   324,000   $   249,000
                                                      -----------   -----------
                                                      $ 1,176,000   $   958,000
                                                      -----------   -----------
                                                      -----------   -----------


                                         SYS
                          CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)


                                                Three months ended                     Nine months ended
                                                     March 31                               March 31
                                        ------------------------------         -------------------------------
                                           1996                1995                1996                1995
                                       ----------          ----------         -----------         -----------
Contract revenues                      $1,484,000          $  974,000         $ 4,300,000         $ 3,280,000
                                       ----------          ----------         -----------         -----------
Costs and expenses:
  Contract costs                       $1,233,000          $  796,000         $ 3,611,000         $ 2,719,000
  General and administrative              164,000             138,000             438,000             297,000
                                       ----------          ----------         -----------         -----------
                                       $1,397,000          $  934,000         $ 4,049,000         $ 3,016,000
                                       ----------          ----------         -----------         -----------
Income from operations                 $   87,000          $   40,000         $   251,000         $   264,000
Other expenses:
  SEI related expenses and interest             0              97,000                   0             291,000
  Interest                                 11,000               8,000              39,000              27,000
                                       ----------          ----------         -----------         -----------
                                       $   11,000          $  105,000         $    39,000         $   318,000
Income (loss) before income taxes          76,000             (65,000)            212,000             (54,000)
Provision for income taxes                  1,000                0.00               1,000                0.00
                                       ----------          ----------         -----------         -----------
Net income (loss)                      $   75,000          $  (65,000)        $   211,000         $   (54,000)
Dividends on preferred shares                0.00                0.00               2,000               2,000
                                       ----------          ----------         -----------         -----------
Net income (loss) applicable to
  common and common
  equivalent shares                    $   75,000          $  (65,000)        $   209,000         $   (56,000)
Retained earnings at beginning
  of period                              (179,000)            (81,000)           (313,000)            (90,000)
                                       ----------          ----------         -----------         -----------
Retained earnings at end of period     $ (104,000)         $ (146,000)        $  (104,000)        $  (146,000)
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------
Earning (losses) per common
  and common equivalent shares         $     0.03          $    (0.02)        $      0.07         $     (0.02)
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------
Weighted average number of
  common and common
  equivalent shares                     2,822,000           2,822,000           2,822,000           2,822,000
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------

                                         SYS
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                            Nine months ended
                                                                 March 31
                                                       ------------------------
                                                          1996          1995
                                                      ----------     ---------
Operating activities:
Net income (loss)                                     $  211,000     $ (54,000)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                         22,000        22,000
    Provision for doubtful accounts                            0             0
    Changes in operating assets and liabilities:
      Contract receivables                                83,000        11,000
      Other current assets and other assets              (30,000)      (33,000)
      Receivables - SEI                                        0             0
      Accounts payable                                  (152,000)      176,000
      Accrued payroll and related taxes                   21,000        (2,000)
      Other accrued liabilities                           (2,000)      (13,000)
                                                      ----------     ---------
Net cash provided by (used for) operating activities  $  153,000     $ 107,000
Investing activities:
Acquisition of furniture and equipment                   (20,000)      (21,000)
(Increase) decrease in other assets                            0             0
                                                      ----------     ---------
Net cash provided by (used in) investing activities   $  (20,000)    $ (21,000)
Financing activities:
  Proceeds from note payable to bank                   4,231,000     3,182,000
  Payments on note payable to bank                    (4,302,000)   (3,102,000)
  Other notes payable                                          0             0
  Payments of capital lease obligations                   (9,000)      (11,000)
  Payments of preferred stock dividends                   (2,000)       (2,000)
  Proceeds from issuance of common stock                       0             0
                                                      ----------     ---------
Net cash provided by (used in) financing activities   $  (82,000)    $  67,000
Increase (decrease) in cash                               51,000       153,000
Cash at beginning of period                                3,000         6,000
                                                      ----------     ---------
Cash at end of period                                 $   54,000     $ 159,000
                                                      ----------     ---------
                                                      ----------     ---------

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of the results of the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(2) Earnings per common and common equivalent shares are computed after consideration of the dividend requirements on the convertible preferred stock, based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding. The convertible preferred stock is considered a common stock equivalent, but was anti-dilutive in 1995 and 1994, and therefore not included in the computation.

(3) The results of operations for the quarter and nine-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

    The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, design development, reliability engineering and analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. The Company also provides hardware integration and fabrication.


RESULTS OF OPERATIONS

    The Company revenues for this quarter are about 52% more than those in the same quarter in FY 1995. For the first nine months of FY 1996, revenues increased by about 31% over the prior year's same period. The increased revenues is due to additional work on the UNREP and MPA contracts. Revenues in the third quarter of FY 1996 are about 6% and 5% higher than in the first and second quarters respectively. Net Income for the quarter is $75,000 and for the year to date $211,000. The booked contract backlog is approximately $5,254,000 at the end of the third quarter. Contract backlog, including contract options, is approximately $15,600,000 at March 31, 1996.

    The Company's bank note increased to $237,000 at the end of the third quarter of FY 1996. The balance at the end of the second quarter was $166,000. At the end of the third quarter in FY 1995, the note balance was $359,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had contract receivables (net) of $861,000 at the end of the third quarter of FY 1996. For the same quarter in FY 1995, the contract receivables (net) were $848,000.

    The Company had accounts payable of $305,000 at the end of the third quarter of FY 1996. For the same quarter in FY 1995, the accounts payable were $376,000.

    The Company maintains a $500,000 revolving credit facility with First National Bank of San Diego (FNB). FNB advances funds to the Company of up to 80% of the Company's billed contract receivables less than 90 days old. The note matures on May 3, 1996. The Company pays an interest rate of prime plus
3.750 points. The credit facility is collateralized by substantially all assets of the Company. It requires the Company to maintain certain minimum financial ratios, including levels of working capital and net worth.

    The Company anticipates no significant commitments for Capital Expenditures. The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The two settlement letters between the Company and the SEI parties became the formal settlement documents between the parties based on the Superior court ruling in November 1994 and the court would provide continuing interpretation of the agreements as necessary. In a May 1995 interpretation, the Superior Court ruled that the Company owes additional consulting fees, that the Company is not entitled to liens of subrogation based on payments SYS made to a major secured creditor of SEI, and that the Company shall account to the SEI parties for collection costs. An appeal of these rulings was filed by the Company on January 9, 1996.

    The Company filed a lawsuit against Gray, Cary, Ames & Frye (GCAF), its former general counsel, for legal malpractice and for breach of fiduciary duty arising during the Company's acquisition of SEI assets and its subsequent rescission. This case will have completed the discovery phase in July 1995 and the jury trial was scheduled for August 1995. Subsequently, the jury trial was finished in February 1996. The jury returned a verdict that the defendant was negligent, and awarded damages to the Company of approximately $4,000. Under California law, the defendant was able to file post-trial motions that sought to assess the Company. The court ruled in July 1996 that SYS was liable for approximately $145,000 of those costs. On June 14, 1996, SYS filed a notice of appeal from the Judgment and Order on Jury Verdict of April 3, 1996.


ITEM 2.  CHANGES IN SECURITIES          None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES          None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          None


ITEM 5.  OTHER INFORMATION          None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  (a.)   EXHIBITS
             *      EXHIBIT NO.     DESCRIPTION
                       27           Financial data schedule
  (b.)   FORM 8-K     None

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYS
                                  -----------------
                                     (Registrant)




Date: June 30, 1996


/s/ Lawrence L. Kavanau
- -------------------------
Lawrence L. Kavanau
Chairman and
Chief Executive Officer
Chief Financial Officer

 (On behalf of the Registrant and as
 Principal Financial & Accounting Officer)