Form 10KSB
period 1996-06-30
SYS
filed 1996-09-30
CIK 96057

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)

 X   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
- ---  1934
     (Fee Required) For the Fiscal Year Ended June 30, 1996

                                      OR

     Transition Report Under Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934
     (No Fee Required) For the Transition Period From           to
                                                      ---------    ---------

                        Commission File Number 0-4169

                                      SYS
                ----------------------------------------------
                (Name of Small Business Issuer in Its charter)

                California                                       95-2467354
- -------------------------------------------                 -------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

6363 Greenwich Drive, San Diego, California                        92122
- -------------------------------------------                 -------------------
 (Address of Principal Executive Offices)                        (Zip Code)

                              (619) 587-0484
               -----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

     Common Stock, No Par Value

     Preferred Stock, $.50 Par Value

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.  Yes   X    No
                       -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ( )

     Revenues for the fiscal year ended June 30, 1996 were $5,942,000.

     The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock on June 30, 1996:
$297,368.

     As of June 30, 1996, the Issuer had outstanding 2,827,186 shares of common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 139,561 shares of Preference Series B stock, $1.00 par value.

     Documents incorporated by reference:  None

     Traditional Small Business Disclosure Format (check one): Yes  X   No
                                                                   ---     ---

                                      SYS
                      FOR FISCAL YEAR ENDED JUNE 30, 1996
                           FORM 10-KSB ANNUAL REPORT
                                     INDEX

PART I                                                                      Page
- ------                                                                      ----

     Item 1.   Description of Business                                        4

     Item 2.   Description of Property                                        7

     Item 3.   Legal Proceedings                                              7

     Item 4.   Submission of Matters to a Vote of Security-Holders            7

PART II
- -------

     Item 5.   Market for Common Equity and Related Stockholder Matters       8

     Item 6.   Management's Discussion and Analysis or Plan of Operation      9

               Selected Financial Data                                        9

     Item 7.   Financial Statements                                          12

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           26
PART III
- --------

     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of
               the Exchange Act                                              26

     Item 10.  Executive Compensation                                        29

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management                                                    30

     Item 12.  Certain Relationships and Related Transactions                32

     Item 13.  Exhibits, List and Reports on Form 8-K                        32

SIGNATURES
- ----------

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

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

     The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968, and engaged in systems analysis, systems engineering, computer services and software for Government and industry. In addition to providing these services, the Company conducted other business activities in computer network operations and software applications, water resources development and management, and in engineering services for sanitary waste development and construction management, which it subsequently (1975) sold to other companies. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS. The Company corporate offices were moved to San Diego, California in February 19, 1984, from Long Beach, California.

PRODUCTS AND SERVICES

     The Company provides support services (engineering, technical, and management) to agencies of the United States Government as a prime contractor and as a subcontractor to other government prime contractors. The company also acts as prime contractor to subcontractors. These services are primarily in the fields of:

Systems Planning                      Computer Hardware and Software Integration
Management and Analysis               Software Development
Office Automation                     Operations Analysis
Information Management Systems        Computer System Analysis
Design Development                    Systems Engineering
Marine Engineering                    Naval Architecture
Ordnance Engineering                  Reliability Engineering and Analysis
Logistics Analysis and Engineering    Hazardous Materials Reduction Studies
Hardware Integration and Fabrication  Computer and Computer Equipment Sales

BUSINESS DEVELOPMENTS

     Company revenues for Fiscal Year 1996 increased approximately 25% over the previous fiscal year and its contracted backlog including negotiated options, grew approximately 4%.

     The Underway Replenishment (UNREP) Program was extended into the second of three option years on September 1, 1995. UNREP provides in-service engineering support to the U.S. Navy fleet. Revenues exceeded expectations due to an unanticipated research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser

Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project, along with increased shipboard technical assistance, accounted for a better than expected year and provides the basis for continued business confidence in the coming year.

     The Management, Planning and Analysis (MPA) Program had its first of four option years exercised on February 1, 1996. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This $16,000,000 contract accounted for over fifty percent of the Company's revenues in this past year and the contract ceiling was increased $1,000,000 in the base year to accommodate the workload demand. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering, and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The Company became the successful competitor for the Naval Architecture and Marine Engineering (NAME) Program when it was awarded the new multiple-year prime contract on April 22, 1996. This contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center and will run into the year 2001. This cost plus fixed fee contract consists of a base year and four (4) option years with a total potential value over the five years of $12,500,000. SYS will provide a wide range of Combat Systems Engineering and weapons capabilities developed in support of Ship Self Defense Systems (SSDS). This award was a result of a strategic teaming effort with John J. McMullen Associates, Inc. Naval Architects and Marine Engineers. The next year's outlook for this new contract is good.

     The Company also continued its support to the Naval Air Systems Command providing engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment.

     Washington Operations continued its work as subcontractor for providing administrative support to Foreign Military Sales Programs. The Company's sales of Sun computers and equipment continued at a reduced level.

CONTRACT BACKLOG AND CUSTOMERS

     As of June 30, 1996, the Company's contract backlog, including negotiated contract options, was approximately $24,841,000, compared with approximately $23,849,000 on June 30, 1995. Contract value backlog is converted to revenues by performance on funded delivery orders or contracted tasks within each contract or subcontract. Specific work activity is defined, scheduled and priced by individual delivery orders (D.O.s) or contracted tasks (C.T.s). The actual D.O. and C.T. backlog on June 30, 1996 was approximately $2,801,000, as compared with approximately $1,968,000 on June 30, 1995.

     The majority of the Company's total revenues were derived from contracts with the United States Government, principally agencies of the Department of Defense. Nearly all of these revenues were from contracts with the United States Navy. Should changes in procurement policies or further reductions in government expenditures occur, revenue and the income of the Company could be adversely affected. Government contracts are not seasonal, however, variations may occur due to funding from time to time.

COMPETITIVE CONDITIONS

     Nearly all of the Company's business is awarded through competitive procurements. The engineering and management services industry consists of hundreds of companies with which the Company competes and who can provide the same type of services. A great many of the Company's competitors are larger and have greater financial resources than the Company. The Company obtains much of its business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

EMPLOYEES

     The Company had 49 full-time and 34 part-time employees on June 30, 1996, compared to 65 full-time and 7 part-time employees on June 30, 1995.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Information contained in this Form 10-KSB should be studied carefully by any potential investor while considering the following risk factors to the Company.

     1. LACK OF BUSINESS DIVERSIFICATION Essentially all the Company's business at the present time is with the U.S. Navy. Even though the level of business with its customers is growing and the Company has negotiated multiple-year contracts, there is no certainty that budget changes in Congress or the Defense Department will not seriously affect the Company.

     2. DEPENDENCE ON KEY PERSONNEL The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, it would be affected in an uncertain way if any of these personnel are lost to the company.

     3. COMPETITION The Company has many competitors who vie for the same customers as SYS. They are competent, experienced and continuously working to take work projects away from the Company.

     4. PRIOR OPERATING HISTORY AND LACK OF TIMELY SEC FILINGS Until last year, the Company had not had an independent audit for SEC purposes since FY 1991. The Company rescinded a major acquisition effort in 1992 which caused substantial losses for the Company. As a result of this action, the Company was previously involved in various expensive lawsuits which prevented the Company from applying its talents and resources toward the Company's profitable growth.

     5. LIMITED ASSETS OF THE COMPANY The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available.

ITEM 2.   DESCRIPTION OF PROPERTY

     The business and operations of the Company are now conducted in the following office spaces:

                          APPROX.
LOCATION                 SQ. FEET     LEASE TERM                      RENTAL
- --------                 --------     ----------                      ------

6363 Greenwich Drive       4,245      Expires July 1, 1997            $4,623/mo.
San Diego, CA  92122                  (Optional 1 Year Extension)

2011 Crystal Drive         4,979      Expires July 31, 1997           $3,473/mo.
One Crystal Park                      (Optional 1 Year Extension)
Arlington, VA  22202

1721 Pacific Avenue        7,117      Expires March 31, 1998          $7,921/mo.
Oxnard, CA  93033                     (Cancelable with 6 months
                                      prior written notice)


ITEM 3.   LEGAL PROCEEDINGS

     The Company filed a lawsuit against Gray, Cary, Ames & Frye (GCAF), its former general counsel, for legal malpractice and for breach of fiduciary duty arising during the Company's acquisition of SEI assets and its subsequent rescission. The jury returned a verdict that GCAF, the defendant, was negligent, and awarded damages to the Company of approximately $4,000. Under California law, Section 998, the defendant was then able to file post-trial motions that sought to assess the Company. The court ruled in July 1996 that the Company was liable for approximately $145,000 of the Defendant's costs. On June 14, 1996, the Company filed a Notice of Appeal from the Judgement and Order on the Jury Verdict of April 3, 1996.

     In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action against the Company in California Superior Court. The Company maintains it has no liability to this plaintiff with respect to this matter and intends to vigorously defend this action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 1996.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's three most recent fiscal years are as follows:

     FISCAL YEAR 1994                   BID                 ASK
     ----------------                   ---                 ---
     First Quarter                      1/64                3/16
     Second Quarter                     1/64                3/16
     Third Quarter                      1/64                3/16
     Fourth Quarter                     1/64                3/16


     FISCAL YEAR 1995                   BID                 ASK
     ----------------                   ---                 ---

     First Quarter                      1/64                3/16
     Second Quarter                     1/64                3/16
     Third Quarter                      1/64                3/16
     Fourth Quarter                     1/64                3/16


     FISCAL YEAR 1996                   BID                 ASK
     ----------------                   ---                 ---

     First Quarter                      1/64                3/16
     Second Quarter                     1/64                3/16
     Third Quarter                      1/64                3/16
     Fourth Quarter                     1/64                3/16


     The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been no trading in the Company's Common Stock for the past two years.

     (b) As of June 30, 1996, there were approximately 469 record holders of the Company's Common Stock.

     (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below.

                                       FOR THE FISCAL YEARS ENDED JUNE 30
                                      (thousands except per share amounts)

                                  1996      1995      1994      1993      1992
                                 ------    ------    ------    ------    ------
OPERATING RESULTS:
- ------------------

Contract revenues                $5,942    $4,751    $4,692    $5,302    $4,341

Costs and expenses:
   Contract costs                 4,933     3,969     3,904     4,410     3,716
   General and administrative       680       573       435       609       842

Income (loss) from operations       329       209       353       283      (217)

Other expenses:
   SEI related expenses             156       309        51        51       492
   Interest related to SEI debt       0        80       130       133         0
   Other interest                    44        40        46        51        88

Income (loss) before
 income taxes                       129      (220)      126        48      (797)

Provision for income taxes            1         1         9         6         1

Net income (loss)                   128      (221)      117        42      (798)

Net income (loss) applicable to
 common stock                       126      (223)      116        42      (800)

Net income (loss) per
 common share                      0.04     (0.08)     0.04      0.02     (0.29)


AT YEAR END:
- ------------

Total assets                      1,310     1,180     2,151     2,682     3,061

Current bank obligations             98       346     1,384     1,618     1,968

Long-term obligations                63        37        24        14        26

Stockholders' equity                381       115       338       220       178

RESULTS OF OPERATIONS

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

     The Company's revenues from government contracts were $5,821,000 and $4,620,000, respectively for 1996 and 1995. Total revenues for 1996 were $5,942,000 compared to $4,751,000 for 1995.

     During 1996, the Company's Income From Operations was $329,000, compared to $209,000 in 1995. During 1996, the Company had net income of $128,000, compared to a net loss of $221,000 in 1995. Earnings were negatively impacted by SEI related expenses of $156,000 in 1996 and $309,000 in 1995.

     The improvement in the Company's Revenues, Income From Operations and Net Income were primarily related to approximate increases of $1,275,000, $142,000 and $181,000 from MPA, UNREP and Washington Operations contract sales, respectively. The increases occurred despite the loss of a NAVAIR contract that generated sales of $339,000 in 1995 but no sales in 1996. Other contract sales remained relatively stable.

     Essentially all the Company's contracts are of the cost reimbursable plus fee type. Contract costs increased to $4,933,000 in 1996 from $3,969,000 in 1995 and general and administrative expenses increased to $680,000 in 1996 from $573,000 in 1995 primarily as a result of the increase
in sales.   Costs and expenses include $140,000 in 1996 for employee
compensation through the issuance of both Common shares and 9% Series B Preference shares.

     Other expenses in 1996 include SEI related expenses of $156,000 arising from a court order attributable to the GCAF litigation and in 1995 of $389,000 attributable to the combined cost of litigation, interest on the SEI loan and other SEI related expenses. SEI related expenses of $389,000 in 1995 were reduced by SEI related income of $80,000. The bank note related to the SEI debt was assumed by a third party in 1995 thereby eliminating those related costs in 1996. Management does not believe that the Company will incur any material additional expenses related to the rescission subsequent to June 30, 1996.

     As a result of the availability of net operating loss carryforwards, the provision for income taxes in 1996 and the credit for income taxes in 1995 were substantially below the amounts expected (a provision of $43,000 in 1996 and a benefit of $73,000 in 1995) based on statutory rates. At June 30, 1996, the Company still had federal and state net operating loss carryforwards of approximately $305,000 and $250,000 available to offset future taxable income.

     Net income per common share was $0.04 in 1996 compared to a net loss of $0.08 in 1995. The weighted average number of shares was the same in each year.

FISCAL YEAR 1995 VS. FISCAL YEAR 1994

     The Company's revenues from government contracts were $4,620,000 and $4,542,000, respectively for 1995 and 1994. Total revenues for 1995 were $4,751,000 compared to $4,692,000 for 1994. Sales on the Company's various contracts remained relatively steady over these two years.

     During 1995, the Company's Income From Operations was $209,000, compared to $353,000 in 1994. During 1995, the Company had a net loss of $221,000, compared to a net profit of $17,000 in 1994. Earnings were impacted by $389,000 in SEI related expenses, and $80,000 in interest related to SEI debt in 1995. The SEI related expenses of $389,000 were reduced by $80,000 of SEI related income for a total of $309,000. Income From Operations and Net Income were positively impacted in 1994 by the receipt of $148,000 that had previously been written off. The Accounts Receivable Reserve was increased from $131,000 in 1994 to $201,000 in 1995.

LIQUIDITY AND WORKING CAPITAL

     The Company had working capital of $287,000 at June 30, 1996 compared to $52,000 at June 30, 1995. Contract receivables decreased by approximately $43,000 during 1996 despite the increase in sales. The Company was able to reduce its line of credit borrowings by $210,000 in 1996 while its total accounts payable and accrued expenses remained at the same approximate amount as at the end of 1995. The Company's net worth increased by $266,000 in 1996 to $381,000. These improvements were primarily attributable to the net income of $128,000 generated in 1996 and the issuance of the 9% Series B Preference shares with a fair value of $140,000 as compensation to employees. Purchases of furniture and equipment increased to $45,000 in 1996 from $22,000 in 1995.

     The Company's primary source of liquidity had been its $500,000 revolving line of credit facility under a loan agreement with First National Bank (FNB) that expired on September 3, 1996. The loan was secured by all the Company's assets including contract receivables. FNB advanced funds to the Company of up to 80% of the Company's billed contract receivables which were less than 90 days old. FNB charged an interest rate of 3.750% over prime.

     On August 29, 1996, the Company signed a new loan agreement with Scripps Bank. The loan is a $500,000 revolving credit facility which matures on August 30, 1997. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds to the Company of up to 75% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

     The Company also finances a portion of its operations through leases.
At June 30, 1996, the Company had non-cancelable operating leases for its offices which expire at various dates through March 1998. The Company also leases certain computer and office equipment under capital leases expiring at various dates through June 1999.

     Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 1996 totaled $51,000, $29,000, and $1,000 for the years ending June 30, 1997, 1998 and 1999, respectively.

     Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 1996 totaled $198,000 and $67,000 for the years ending June 30, 1997 and 1998, respectively.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 1997.

ITEM 7.   FINANCIAL STATEMENTS

     (a)  The following documents are filed as part of this report.

          FINANCIAL STATEMENTS                                         PAGE NO.
          --------------------                                         --------
          Report of J.H. Cohn LLP, Independent Public Accountants         13

          Report of Ernst & Young LLP, Independent Auditors               14

          Balance Sheets at June 30, 1996 and 1995                        15

          Statements of Operations for the years ended
          June 30, 1996, 1995 and 1994                                    16

          Statements of Stockholders' Equity for the years ended
          June 30, 1996, 1995 and 1994                                    17

          Statements of Cash Flows for the years ended
          June 30, 1996, 1995 and 1994                                    18

          Notes to Financial Statements                                   19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Stockholders
SYS


We have audited the accompanying balance sheet of SYS as of June 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS as of June 30, 1996, and its results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                     /s/ J.H. COHN LLP
                                     -----------------
                                       J.H. COHN LLP

San Diego, California
September 5, 1996

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
SYS


We have audited the accompanying balance sheet of SYS as of June 30, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS at June 30, 1995, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                                       /s/ ERNST & YOUNG LLP

                                       Ernst & Young LLP

San Diego, California
March 11, 1996,
except for Note 10, as to which the date is March 25, 1996.

                                       SYS
                                  BALANCE SHEETS
                              JUNE 30, 1996 AND 1995


                     ASSETS                              1996           1995
                     ------                           ----------     ----------
Current assets:
     Cash                                             $   25,000     $    3,000
     Contract receivables, net of allowance for
       doubtful accounts of $201,000                     987,000        944,000
     Other receivables                                    70,000         46,000
     Other current assets                                 71,000         52,000
                                                      ----------     ----------
           Total current assets                        1,153,000      1,045,000

Furniture and equipment, less accumulated
  depreciation and amortization of $394,000
  and $554,000                                           142,000         99,000
Other assets                                              15,000         36,000
                                                      ----------     ----------
           Totals                                     $1,310,000     $1,180,000

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Note payable to bank under line of credit        $   98,000     $  308,000
     Accounts payable                                    301,000        457,000
     Accrued payroll and related taxes                   225,000        178,000
     Other accrued liabilities                           196,000         23,000
     Current portion of capital lease obligations         45,000         26,000
     Income taxes payable                                  1,000          1,000
                                                      ----------     ----------
           Total current liabilities                     866,000        993,000

Other notes payable                                       35,000         35,000
Capital lease obligations, net of current portion         28,000         37,000
                                                      ----------     ----------
           Total liabilities                             929,000      1,065,000
                                                      ----------     ----------

Commitments and contingencies

Stockholders' equity:
     4% convertible preferred stock, $.50 par
       value; 250,000 shares authorized; 110,000
       shares issued and outstanding                      55,000         55,000
     9% convertible Series B preference stock,
       $1.00 par value; 2,000,000 shares
       authorized; 139,561 shares issued and
       outstanding in 1996                               140,000
     Common stock, no par value; 6,000,000
       shares authorized; 2,827,186 and 2,822,086
       shares issued and outstanding                     373,000        373,000
     Accumulated deficit                                (187,000)      (313,000)
                                                      ----------     ----------
           Total stockholders' equity                    381,000        115,000
                                                      ----------     ----------
           Totals                                     $1,310,000     $1,180,000
                                                      ==========     ==========

See Notes to Financial Statements.

                                       SYS
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                          1996           1995           1994
                                       ----------     ----------     ----------
Contract revenues                      $5,942,000     $4,751,000     $4,692,000
                                       ----------     ----------     ----------

Costs and expenses:
     Contract costs                     4,933,000      3,969,000      3,904,000
     General and administrative
       expenses                           680,000        573,000        435,000
                                       ----------     ----------     ----------
         Totals                         5,613,000      4,542,000      4,339,000
                                       ----------     ----------     ----------

Income from operations                    329,000        209,000        353,000
                                       ----------     ----------     ----------

Other expenses:
     SEI related expenses                 156,000        309,000         51,000
     Interest on SEI related debt                         80,000        130,000
     Other interest                        44,000         40,000         46,000
                                       ----------     ----------     ----------
     Totals                               200,000        429,000        227,000
                                       ----------     ----------     ----------

Income (loss) before income taxes         129,000       (220,000)       126,000

Provision for income taxes                  1,000          1,000          9,000
                                       ----------     ----------     ----------

Net income (loss)                      $  128,000     $ (221,000)    $  117,000
                                       ==========     ==========     ==========

Net income (loss) applicable to
  common stock                         $  126,000     $ (223,000)    $  116,000
                                       ==========     ==========     ==========

Net income (loss) per common share           $.04          $(.08)          $.04
                                             ====          =====           ====

Weighted average number of common
  shares outstanding                    2,822,086      2,822,086      2,755,000
                                       ==========     ==========     ==========

See Notes to Financial Statements.

                                      SYS
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                          CONVERTIBLE
                                      CONVERTIBLE           SERIES B
                                    PREFERRED STOCK     PREFERENCE STOCK         COMMON STOCK
                                    -----------------   ------------------   --------------------   ACCUMULATED
                                    SHARES    AMOUNT    SHARES     AMOUNT     SHARES      AMOUNT      DEFICIT      TOTAL
                                    -------   -------   ------    --------   ---------   --------   -----------   --------
Balance, July 1, 1993               110,000   $55,000                        2,722,086   $371,000    $(206,000)   $220,000

Issuance of common stock                                                       100,000      2,000                    2,000
Cash dividends on 4%
  convertible preferred
  stock at $.01 per share                                                                               (1,000)     (1,000)
Net income                                                                                117,000      117,000
                                    -------   -------                        ---------   --------   ----------    --------

Balance, June 30, 1994              110,000    55,000                        2,822,086    373,000      (90,000)    338,000

Cash dividends on 4%
  convertible preferred
  stock at $.02 per share                                                                               (2,000)    (2,000)
Net loss                                                                                              (221,000)  (221,000)
                                    -------   -------                        ---------   --------   ----------   --------

Balance, June 30, 1995              110,000    55,000                        2,822,086    373,000     (313,000)   115,000

Cash dividends on 4%
  convertible preferred
  stock at $.02 per share                                                                               (2,000)    (2,000)
Issuance of 9% convertible
  Series B preference
  stock and common stock
  as compensation                                       139,561   $140,000      5,100                              140,000
Net income                                                                                128,000      128,000
                                    -------   -------   -------   --------   ---------   --------    ----------   --------

Balance, June 30, 1996              110,000   $55,000   139,561   $140,000   2,827,186   $373,000    $(187,000)   $381,000
                                    =======   =======   =======   ========   =========   ========    =========    ========


See Notes to Financial Statements.

                                         SYS
                               STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                          1996           1995          1994
                                                       ----------     ----------     ----------
Operating activities:
  Net income (loss)                                     $ 128,000      $(221,000)     $ 117,000
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                          49,000         50,000         55,000
      Provision for doubtful accounts                                     70,000         34,000
      Issuance of capital stock as compensation           140,000
      Changes in operating assets and liabilities:
        Contract receivables                              (43,000)      (155,000)       260,000
        Other receivables                                 (24,000)       (30,000)        (2,000)
        Other current assets                              (19,000)       (38,000)         5,000
        Accounts payable                                 (156,000)       257,000       (341,000)
        Accrued payroll and related taxes
          and income taxes payable                         47,000          6,000         (2,000)
        Other accrued liabilities                         173,000          3,000         (3,000)
                                                        ---------      ---------      ---------
        Net cash provided by (used in)
          operating activities                            295,000        (58,000)       123,000
                                                        ---------      ---------      ---------
Investing activities:
     Acquisition of furniture and equipment               (45,000)       (22,000)       (28,000)
     (Increase) decrease in other assets                   21,000         31,000        (54,000)
                                                        ---------      ---------      ---------
        Net cash provided by (used in)
          investing activities                            (24,000)         9,000        (82,000)
                                                        ---------      ---------      ---------
Financing activities:
     Proceeds from line of credit borrowings            5,361,000      4,512,000      4,568,000
     Payments of line of credit borrowings             (5,571,000)    (4,483,000)    (4,592,000)
     Proceeds from other notes payable                                    35,000
     Payment of capital lease obligations                 (37,000)       (16,000)       (19,000)
     Payment of preferred stock dividends                  (2,000)        (2,000)        (1,000)
     Proceeds from issuance of common stock                                               2,000
                                                        ---------      ---------      ---------
        Net cash provided by (used in)
          financing activities                           (249,000)        46,000        (42,000)
                                                        ---------      ---------      ---------
Net increase (decrease) in cash                            22,000         (3,000)        (1,000)
Cash, beginning of year                                     3,000          6,000          7,000
                                                        ---------      ---------      ---------
Cash, end of year                                      $   25,000      $   3,000     $    6,000
                                                       ==========      =========     ==========
Supplemental disclosure of cash flow data:
  Interest paid                                        $   44,000     $   40,000     $   46,000
                                                       ==========      =========     ==========
  Income taxes paid                                    $    1,000     $    1,000     $    9,000
                                                       ==========      =========     ==========
Supplemental disclosure of noncash
  investing and financing activities:
  Capital lease obligations incurred
    for furniture and equipment                        $   47,000     $   43,000     $   28,000
                                                       ==========      =========     ==========
  SEI debt assumed by and accounts
    receivable assigned to a third party                              $1,105,000
                                                                      ==========

See Notes to Financial Statements.

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:
     Organization:
          SYS (the "Company") was incorporated in 1966 in the State of California. The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordinance engineering, logistics analysis and engineering, operations analysis, design development, reliability engineering and analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. The Company also provides hardware integration and fabrication.

     Use of estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Revenue recognition:
          Substantially all revenues are derived from contracts with the United States Government. Revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Provisions for estimated losses on contracts are recorded as such losses become known.

     Furniture and equipment:
          Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $261,000 and $289,000 and accumulated amortization of $186,000 and $234,000 at June 30, 1996 and 1995,
          respectively.

     Asset impairment:
          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
     (concluded):
     Asset impairment (concluded):
          assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Management believes, based on current circumstances, that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

     Income (loss) per common share:
          Income (loss) per common share is computed by dividing the net income or loss for the year, as adjusted for preferred dividend requirements, by the weighted average number of common shares and any dilutive common equivalent shares outstanding. The effects of the assumed conversion of the 4% convertible preferred stock, which is a common stock equivalent, and the 9% convertible preference stock have not been included in the computation of income (loss) per share in any year presented because such effects were either immaterial or antidilutive.

     Income taxes:
          The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Note 2 - Contract receivables:
     Contract receivables consist of the following at June 30, 1996 and 1995:


                                                                             1996         1995
                                                                           --------     -------
Amounts billed, less allowance for doubtful accounts of $54,000           $446,000     $490,000
Recoverable costs and accrued profit on progress completed - not billed    348,000      269,000
Retentions, due upon completion of contracts                               138,000       94,000
Unrecovered costs subject to future negotiation - not billed, less
  allowance for doubtful accounts  of $147,000                              55,000       91,000
                                                                           -------     --------
      Totals                                                              $987,000     $944,000
                                                                          ========     ========

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 2 - Contract receivables (concluded):
     At June 30, 1996, recoverable costs and accrued profit on progress completed - not billed consist of amounts billed in July 1996. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 1996 are expected to be collected in fiscal 1997 and 1998.

     Unrecovered costs subject to future negotiation - not billed consist primarily of revenues recognized on specific delivery orders within certain contracts whereby the costs incurred have exceeded the current funding limitation for the specific delivery order; however, the Company has not exceeded the cost limitations for the entire contract as a whole. The costs incurred in excess of specific funding limitations arose primarily as a result of actual indirect expense rates exceeding the bid rates. However, after an audit by the Defense Contract Audit Agency has been completed, the Company intends to request that the cost limitation on certain delivery orders be increased to cover the actual indirect expenses incurred and the cost limitations on completed delivery orders with funds still available within the same contract be decreased to the amount of costs actually incurred. Even though the government contracting officer is not legally obligated to abide by the Company's request, management believes that the amounts will be collected.

Note 3 - Effects of termination of acquisition agreement:
     During fiscal 1992, the Company entered into an agreement to purchase, among other items, certain contracts and related assets and liabilities of System Exploration, Inc. ("SEI"). The purchase of assets was contingent upon novation by the United States Government of a number of SEI's in process government contracts, proposals and lines of business. During the pendency of the novation process, the Company agreed to consolidate its bank line of credit with the bank debt of SEI. The consolidated loan was secured by the assets of both the Company and SEI. Due to incorrect representations on the part of SEI to the bank and the Company, the purchase agreement was rescinded by the Company in June 1992. During July 1992, the terms of the bank borrowings were amended to convert the outstanding debt into two loans that were originally due on December 21, 1992. One loan was provided to the Company through a $500,000 revolving line of credit that was renewed pursuant to subsequent agreements with the bank through September 3, 1996 (see Note 4). The second loan was for $1,777,000, which was related to the SEI assets (the "SEI asset loan"). The terms of the SEI asset loan were further amended to provide for its repayment from the proceeds collected from SEI's accounts receivable and contract claims,

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 3 - Effects of termination of acquisition agreement (concluded):
     net of collection costs incurred by the Company. All SEI related assets held by the Company were pledged as collateral to secure the SEI asset loan.

     During the period from July 1992 to January 1995, the Company administered the collection of the SEI receivables for the benefit of the bank and reduced the total SEI asset loan to $1,105,000 at January 1995. During January 1995, the SEI asset loan and the security interest in the SEI accounts receivable and contract claims were, with agreement by the bank, assumed by an unrelated third party, without recourse to the Company and the Company agreed to continue to collect the receivables on a best efforts basis for a fee.

     The rescission of this purchase agreement caused the Company to incur substantial continuing legal related expenses and interest expense on debt not related to the Company's on-going business operations. Rescission related expenses of $156,000 attributable to the results of litigation in 1996 and rescission related expenses of $389,000 and $181,000 in 1995 and 1994, respectively, attributable to the cost of litigation and interest on the SEI loan are included in other expenses in the accompanying statements of operations. Management does not believe that the Company will incur any material additional expenses related to the rescission subsequent to June 30, 1996.

Note 4 - Note payable to bank under line of credit:
     At June 30, 1996, the Company had outstanding borrowings of $98,000 under a $500,000 revolving line of credit provided by a bank which was due to expire on July 3, 1996 and was extended to September 3, 1996. Interest on outstanding borrowings was payable at 3.75% above a specified prime rate (an effective rate of 12% at June 30, 1996). Borrowings under the line of credit were limited to 80% of qualifying contract receivables and collateralized by substantially all of the assets of the Company.

     On August 29, 1996, the Company obtained a new $500,000 revolving line of credit from another bank which will expire on August 30, 1997. Interest on outstanding borrowings will be payable at 1.5% above a specified prime rate. Borrowings under the new line of credit will also be collateralized by substantially all of the assets of the Company. Among other things, the terms of the new line of credit agreement require the Company to maintain a ratio of total liabilities to tangible net worth of less than 9.5 and a ratio of current assets to current liabilities in excess of 1.0.

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 5 - Leases:
     The Company has noncancelable operating leases for its offices which expire at various dates through March 1998. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $184,000, $278,000 and $213,000 in 1996, 1995 and 1994, respectively.

     The Company also leases certain computer and office equipment under capital leases which expire at various dates through June 1999.

     Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 1996 are as follows:

                                                        Operating      Capital
                                                         Leases         Leases
                                                        --------       -------
          1997                                          $198,000       $51,000
          1998                                            67,000        29,000
          1999                                                           1,000
                                                        --------       -------
               Totals                                   $265,000        81,000
                                                        ========
          Less amounts representing interest                             8,000
                                                                       -------
          Present value of net minimum lease payments                   73,000
          Less current portion                                          45,000
                                                                       -------
               Long-term portion of capital lease
                 obligations                                           $28,000
                                                                       =======

Note 6 - Stockholders' equity:
     At June 30, 1996, the Company had been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock, with a par value of $0.50 per share, of which 110,000 shares had been issued. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. At June 30, 1996, cumulative dividends in arrears on the preferred stock totaled $3,000 ($0.03 per share). In the event of the Company's liquidation, the holders of the preferred stock are entitled to $0.50 per share plus all accumulated and unpaid dividends.

     The payments of cash dividends on the preferred stock, which totaled $2,000 in both 1996 and 1995 and $1,000 in 1994, were made outside the provisions of California law. However, the individual members of the Board of Directors have personally agreed to pay to the Company, on a pro rata basis, any amounts

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders' equity (concluded):
     the Company is legally obligated to recover due to the payment of the dividends.

     At June 30, 1996, the Company issued 139,561 shares of Non-Voting Convertible Callable Series B 9% Preference with a par value of $1.00 per share, along with 5,100 shares of Common Stock in 1996 as compensation to employees; such shares had an estimated fair value of approximately $140,000. Cumulative dividends on such shares are payable semi-annually at the rate of 9% per annum; however, the right of a holder to receive dividends on the 9% preference stock is subordinate to the right of a holder to receive dividends on the 4% Preferred Stock. Each Preference Share is convertible into two shares of Common Stock up to a maximum of 139,561 Common Shares and redeemable at the option of the Company at its par value plus accrued dividends. At June 30, 1996, there were no cumulative dividends in arrears on the Preference Stock. In the event of the Company's liquidation, the holders of the Preferred Stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

Note 7 - Income taxes:
     At June 30, 1996, the Company had Federal and state income tax net operating loss carryforwards of approximately $305,000 and $250,000, respectively. The difference between the Federal and state net operating loss carryforwards is primarily attributable to the 50% annual limit imposed by California on the amount of loss incurred that may be carried forward. The Federal and state tax loss carryforwards will begin to expire in 2008 and 1999, respectively, unless previously utilized. Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs.

     Significant components of the Company's deferred tax assets (there were no significant deferred tax liabilities) and a related valuation allowance as of June 30, 1996 and 1995 are shown below:

                                                          1996          1995
                                                        --------      --------
      Deferred tax assets:
        Net operating loss carryforwards               $121,000        $237,000
        Other                                           164,000          91,000
                                                       --------        --------
          Total deferred tax assets                     285,000         328,000

      Valuation allowance for deferred tax assets      (285,000)       (328,000)
                                                       --------        --------
          Net deferred tax assets                      $   -           $   -
                                                       ========        ========

                                       SYS
                            NOTES TO FINANCIAL STATEMENTS


Note 7 - Income taxes (concluded):
     The Company has offset the deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

     The expected Federal income tax provision (benefit), computed based on the Company's pre-tax income (loss) in 1996, 1995 and 1994 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                   1996        1995       1994
                                                 --------    --------    -------
     Expected tax provision (benefit)
      at statutory rates                         $43,000    $(73,000)   $43,000

     Increase (decrease) resulting
       primarily from change in valu-
       ation allowance for benefits
       from net operating loss carry-
       forwards                                  (42,000)     74,000     34,000
                                                  -------    --------    -------
           Totals                                $ 1,000    $  1,000    $ 9,000
                                                  =======    ========    =======

Note 8 - Retirement plan:
     The Company sponsors a deferred savings and profit sharing plan under
     Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Company has agreed to match 50% of each employee's contributions, provided the matching amount does not exceed 3% of the employee's annual compensation. The Board of Directors can authorize additional discretionary contributions by the Company. Contributions to the plan by the Company totaled approximately $36,000, $22,000 and $9,000 in 1996, 1995 and 1994,
     respectively.

Note 9 - Recovery of note receivable:
     During 1992, the Company wrote-off a note receivable totalling $95,000 which it considered uncollectible. During 1994, the amount written off, plus interest of $53,000, was collected and recorded as income.

Note 10- Contingencies:
     The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effect on the Company's financial statements in subsequent years.


                                  *   *   *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     (1) Dr. Lawrence L. Kavanau, age 69, is the Founder and served as President of the Company from the Company's formation in 1966 until June 1975. He has been a Director of the Company continuously since 1966. He was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer by the Board of Directors on November 19, 1993. From June 1975 to November 1993, he was a business and management consultant and Principal Associate of Kavanau & Associates. He served as Corporate Secretary for the Company from June 25, 1992 to November 19, 1993. From January 1989 to December 1992, he was President of Golf Lake Development, Inc. He was Chairman and Chief Executive Officer of Team Austin, Inc., a computer software and contract programming company located in San Diego, until December 1988. From February 1978 to February 1980, Dr. Kavanau also was Executive Vice President and Chief Financial Officer of Spatial, Inc., a manufacturer of pre-amplifiers. From August 1978 to January 1985, Dr. Kavanau was President of SKC Research, Inc., a company engaged in contracted research. Dr. Kavanau was a member of the Board of Directors of SKC Research, Inc. from August 1978 to February 1986. He was a member of the group which, in 1956, formed Aeronutronics Division of Ford Motor Company. He subsequently served in the Department of Defense responsible for DOD's interests in space research and development activities and was the Departments principal liaison with NASA. Prior to his founding of the Company, he was Executive Vice President - Technical of the North American Aviation (now Rockwell International) Space and Information Systems Division, and Assistant to the President, North American Aviation.

     (2) Mr. Robert E. Carroll, age 74, was elected to the Board of Directors as of October 19, 1993. Mr. Carroll is a Consultant on Corporate and Program Management, Professional Seminar Leader on Government Contracting and Chairman and CEO of Sedona Cultural Park, Inc. He was President, Chief Executive Officer, Chief Financial Officer and a Director of the Company from March 1984 to March 1989. Prior to joining the Company, he served as President of the Systems Management and Engineering Corporation (SMEC), a Burroughs company. In 1978, he formed that organization as the Energy and Environment Division of the System Development Corporation (SDC). From 1962 to 1978, he had been Vice President and President of other SDC operations. Mr. Carroll has over 40 years of industrial and government management experience, including a number of successive Vice President assignments at North American Rockwell, Space Division; and procurement, pricing and other management executive positions with Sperry Utah Company (Sperry-Rand) and the Hughes Aircraft Company. Prior to that, he served as the Civilian Executive Officer and Principal Contracting Officer of the Pittsburgh Ordnance District of the United States Army. He received his Bachelors degree from Duquesne University and his Doctor of Jurisprudence degree from the University of Pittsburgh and was a practicing attorney in the Commonwealth of Pennsylvania.

     (3) Mr. W. Gerald Newmin, age 59, was elected to the Board of Directors as of October 19, 1993. Mr. Newmin is the principal of Newmin Associates specializing in mergers and acquisitions and the operational management of turnaround companies. Mr. Newmin is currently Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and serves on the Board of Directors of Occu-Med, Inc., a managed health care company and Greene International West, Inc., an industrial manufacturing company. He was President of HealthAmerica Corp. which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of the International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Trojan Yacht Corporation and Anson Automotive Corporation. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

     (4) Mr. Zoltan A. "Walt" Harasty, age 67, was elected to the Board of Directors as of April 14, 1994. Mr. Harasty is a Corporate Counsel with in-depth experience of over 36 years in securities transactions, SEC filings, stock exchanges listings, corporate financing and in almost every area of security law. His experience was gained both as a Corporate General Counsel and as a partner in Tremaine and Shenk and Managing Partner of Mcdonald, Halsted & Laybourne. He has been special counsel to Collins Foods International (Sizzler Restaurants and the largest franchise of KFC). He was General Counsel of Malibu Grand Prix Corporation with 42 subsidiaries operating nationwide amusements centers featuring miniature racing cars, video games and miniature golf. Malibu also acquired Pioneer Chicken as a turnaround situation. With his knowledge of NASD, SEC, security dealers, financing, public offerings, registrations, real estate, 10K(s), 10Q(s) and private placements, Mr. Harasty brings significant expertise to the Company's Board of Directors and helps in its growth.

     (5) Charles H. Werner, age 69, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

     (6) Charles E. Vandeveer, age 55, is Vice President, Director of Operations of the Oxnard office and Senior Program Manager of the Company's contractual endeavors with the United States Navy. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps.

Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

     (7) Michael W. Fink, age 39, is Vice President - Administration at the Corporate offices. Mr. Fink joined the Company in July of 1995. He is responsible for the administrative functions of the Company, including finance, accounting, human resources, contracts and other management areas. He was President of SANDAIRE before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace industry. Mr. Fink received a Bachelor of Science degree in Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

     CERTAIN SIGNIFICANT EMPLOYEES

     (8) Larry W. Moe, age 44, is the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a Fortune 500 Printing Company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consulting with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

     (9) James H. Baker, age 62, is the Manager of the Arlington Office and the Program Manager for the AEGIS Foreign Military Sales (FMS) support effort. Mr. Baker joined SYS in March 1991. Prior to joining SYS, Mr. Baker was the Director of Operations for Operations Systems, Inc. (OSI). Prior to OSI, Mr. Baker was the Senior Project Manager for EG&G, Inc.. He is a retired Commander, United States Navy, Supply Corps having completed over 24 years of active service with the U.S. Navy. Mr. Baker has brought his expertise in DOD contracting, DOD Financial management and FMS to the Company and has put it to work expanding the Company's presence in the Washington DC Metropolitan Area. Mr. Baker received his Master of Management Science in Contracting from the U.S. Navy Postgraduate School, Monterey in 1968 and Bachelors degree in Statistics from Oklahoma University, Norman in 1958.

     OFFICERS OR DIRECTORS RESIGNING OR TERM ENDING IN 1996:

     Charles H. Werner, age 69, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President
- - Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors.

     There is no family relationship among any of the directors and executive officers of the Company. The term of office for a director runs until the next annual meeting of shareholders and until a successor has been elected and qualified. The term of office for each executive officer runs until removal by the Board of Directors or election and qualification of his successor.

     None of the organizations described in paragraphs (1) through (9) above is affiliated with the Company.

     All Director's Forms 3, 4 and 5 are current at this time.

ITEM 10.  EXECUTIVE COMPENSATION

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 1996, 1995 and 1994 for services in all capacities to each officer, the sum of whose cash and cash-equivalent forms of remuneration during such year exceeded $100,000, and the remuneration paid during such year to all executive officers as a group (number):

                                                     ANNUAL COMPENSATION
                                                    ---------------------
     NAME AND PRINCIPAL,                 FISCAL       SALARY       OTHER
          POSITION                        YEAR
- --------------------------------------------------------------------------
Lawrence L. Kavanau
Chairman and Chief Executive Officer      1996        $84,817       $6,000
- --------------------------------------------------------------------------
All Executive Officers as a Group (4)     1996       $229,397      $17,300
- --------------------------------------------------------------------------
Lawrence L. Kavanau
Chairman and Chief Executive Officer      1995        $80,017       $6,000
- --------------------------------------------------------------------------
All Executive Officers as a Group (3)     1995       $155,021      $18,000
- --------------------------------------------------------------------------
Lawrence L. Kavanau
Chairman and Chief Executive Officer      1994        $68,308       $6,000
- --------------------------------------------------------------------------
All Executive Officers as a Group (4)     1994       $156,353      $19,000
- --------------------------------------------------------------------------


     Each Director of the Company (excluding full time executive officers) receives a fee in the amount of $500.00 plus approved expenses per month. During the last year, the Board of Directors of the Company has been meeting on an average of once per month. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (as of June 30, 1996) (Source of Information: Records of the Company's Transfer Agent):

                                                       Amount and Nature
                             Name and Address of          of Beneficial       Percent of
Title Of Class               Beneficial Owner               Owner 1/           Class 2/
- --------------            ---------------------          -----------------     ----------
Common Stock              Lawrence L. Kavanau            324,703 (Direct)        17.2%
Without Par               3320-140 Caminito East Bluff   162,333 (As Trustee
Value                     La Jolla, CA  92037            or Executor, With
                                                         Voting Rights)

                          Robert E. Carroll                  310,000             11.0%
                          110 Painted Cliffs Drive
                          Sedona, AZ  86336

                          W. Gerald Newmin                   246,679              8.7%
                          3223-18 Caminito East Bluff
                          La Jolla, CA  92037

                          Charles H. Werner                  199,385              7.1%
                          P.O. Box 1966
                          Rancho Santa Fe, CA  92067

                          Citicorp Venture                   188,800              6.8%
                          Capital, Ltd.
                          399 Park Avenue
                          New York, NY  10022

                          Camp Dresser &                     150,000              5.3%
                          McKee, Inc.
                          One Cambridge Center
                          Cambridge, MA  01242


1/ To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2/ A total of 2,827,186 shares of Common Stock of the Company have been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 12 of this Form 10-KSB.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT (as of June 30, 1996) (Source of
Information:  Records of the Company's Transfer Agent):

                                                     Amount and Nature
                          Name and Address of          of Beneficial         Percent of
Title Of Class             Beneficial Owner               Owner 1/            Class 2/
- --------------         ---------------------          -----------------      ----------
Common Stock           Lawrence L. Kavanau             324,703 (Direct)         17.2%
Without Par            (Chairman, Chief Executive      162,333 (As Trustee
Value                  Officer, Chief Financial        or Executor, with
                       Officer, Director)               Voting Rights)

                       Charles H. Werner                    199,385              7.1%
                       (Director)

                       Robert E. Carroll                    310,000             11.0%
                       (Director)

                       Zoltan A. Harasty                      1,907             ---
                       (Director)

                       W. Gerald Newmin                     246,679              8.7%
                       (Director)

                       Charles E. Vandeveer                  50,100              1.8%
                       (Vice President - Oxnard Operations)

                       All Directors and                  1,295,107             45.8%
                       Officers as a Group

Series B
Preference Stock       Lawrence L. Kavanau                    4,243              3.0%
$1.00 Par Value        (Chairman, Chief Executive
                       Officer Chief Financial
                       Officer, Director)

                       Michael W. Fink                        2,697              1.9%
                       (Vice President - Administration)

                       Charles E. Vandeveer                   9,758              7.0%
                       (Vice President - Oxnard Operations)

                       All Directors and                     16,698             11.9%
                       Officers as a Group


1/ To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2/ A total of 2,827,186 shares of Common Stock and 139,561 shares of Series B Preference Stock of the Company have been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 12 of this Form 10-KSB.

     No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $.50 par value.

     (c)  CHANGES IN CONTROL.  Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Not applicable.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          1.1 Copy of Certificate of Determination of Preferences of Preferred Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on July 28, 1968, filed as Exhibit
               3.2 to the Company's Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

          1.2 Copy of Certificate of Determination of Preferences of Preference Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on December 27, 1968, filed as
               Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

          1.3 Copy of Certificate of Ownership filed with the California Secretary of State on November 28, 1979, filed as Exhibit 2.1 to the Company's Form 10-K for the fiscal year ended June 30, 1979, and incorporated by this reference.

          1.4 Copy of Bylaws of Systems Associates, Inc., filed as Exhibit 3.5 to the Company's Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

          1.5 Copy of Certificate of Ownership filed with the California Secretary of State on March 18, 1985, incident to change of name of the Company, filed as Exhibit 3.6 to this Company's Form 10-K for the fiscal year ended June 30, 1985, and incorporated by this reference.

     (b)  Exhibits to this Form 10-K are listed in subsection (1) above.

     (c)  1.   A Form 8-K was filed on August 6, 1996, reporting that SYS had dismissed their independent auditors, Ernst & Young LLP. It also states that SYS has retained the firm of J.H. Cohn LLP as the Company's independent auditors for the fiscal year ended June 30, 1996.

                                  SIGNATURE

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    DATED: September 19, 1996             /s/ LAWRENCE L. KAVANAU
                                          ------------------------------------
                                          Lawrence L. Kavanau
                                          Chairman and
                                          Chief Executive Officer
                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    DATED: September 24, 1996             /s/ ROBERT E. CARROLL
                                          ------------------------------------
                                          Robert E. Carroll
                                          Director

    DATED: September 20, 1996             /s/ ZOLTAN A. (WALT) HARASTY
                                          ------------------------------------
                                          Zoltan A. (Walt) Harasty
                                          Director

    DATED: September 19, 1996             /s/ LAWRENCE L. KAVANAU
                                          ------------------------------------
                                          Lawrence L. Kavanau
                                          Director

    DATED: September 25, 1996             /s/ W. GERALD NEWMIN
                                          ------------------------------------
                                          W. Gerald Newmin
                                          Director
                                          Corporate Secretary

    DATED: September 25, 1996             /s/ CHARLES H. WERNER
                                          ------------------------------------
                                          Charles H. Werner
                                          Director