Form 10QSB
period 1996-09-30
SYS
filed 1996-11-14
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-----    Act of 1934

For the quarterly period ended        September 30, 1996

         Transaction Report Under Section 13 or 15(d) of the Securities
-----    Exchange Act

For the transition period from                                to

Commission File Number    0-4169

                                         SYS

          (Exact Name of Small Business Issuer as Specified in Its Charter)

                  California                                    95-2467354
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)


                   6363 Greenwich Drive, Suite 200, San Diego, California  92122
                           (Address of Principal Executive Offices)


                                    (619) 587-0484
                   (Issuer's Telephone Number, Including Area Code)



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

Yes   X      No
    -----       -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,827,186 shares of common stock, without par value, as of September 30, 1996.

    Transitional Small Business Disclosure Format (check one):

Yes          No    X
    -----        -----

                                  TABLE OF CONTENTS


                                                                                   Page
PART I - FINANCIAL INFORMATION                                                     Number


     Item 1.    Financial Statements
                Condensed Balance Sheets (unaudited)
                       September 30, 1996 and June 30, 1996. . . . . . . . . . . . . . .3
                Condensed Statements of Operations (unaudited)
                       Three Months Ended September 30, 1996
                       and Three Months Ended September 30, 1995 . . . . . . . . . . . .4
                Condensed Statements of Cash Flows (unaudited)
                       Three Months Ended September 30, 1996
                       and Three Months Ended September 30, 1995 . . . . . . . . . . . .5
                Notes to Condensed Financial Statements (unaudited) . . . . . . . . .6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Description of Business . . . . . . . . . . . . . . . . . . . . .6
                       Results of Operations . . . . . . . . . . . . . . . . . . . . . .7
                       Liquidity and Capital Resources . . . . . . . . . . . . . . . . .8


PART II - OTHER INFORMATION


    Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .9

    Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . .9

    Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .9

    Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . .9

    Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .9

    Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .9

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                         SYS
                               CONDENSED BALANCE SHEETS

                                               9/30/96                     6/30/96
                                             -----------                  ----------
                                             (Unaudited)


ASSETS
---------------------------------------
Current assets:

   Cash                                      $     55,000                 $     25,000
   Contract receivables, net                    1,164,000                      987,000
   Other current assets                            99,000                      141,000
                                             --------------               --------------
      Total current assets                   $  1,318,000                 $  1,153,000

Equipment, furniture and fixtures,
   at cost, less accumulated
   depreciation and amortization                  140,000                      142,000
Other assets                                       71,000                       15,000
                                             --------------               --------------
                                             $  1,529,000                 $  1,310,000
                                             --------------               --------------
                                             --------------               --------------

LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------
Current liabilities:
   Note payable to bank                      $    169,000                 $     98,000
   Accounts payable                               377,000                      301,000
   Accrued payroll and related taxes              152,000                      225,000
   Other accrued liabilities                      172,000                      196,000
   Current portion of other long-term debt         93,000                       45,000
   Income taxes payable                                 0                        1,000
                                             --------------               --------------

      Total current liabilities              $    963,000                 $    866,000

Other long-term debt                              109,000                       63,000
Stockholders' equity:
   Preferred stock                                 55,000                       55,000
   Series B Preference Stock                      140,000                      140,000
   Common stock                                   373,000                      373,000
   Retained earnings from Jan. 1, 1978           (111,000)                    (187,000)
                                             --------------               --------------
      Total stockholders' equity             $    457,000                 $    381,000
                                             --------------               --------------
                                             $  1,529,000                 $  1,310,000
                                             --------------               --------------
                                             --------------               --------------

                                               SYS
                                 CONDENSED STATEMENT OF OPERATIONS
                                             (Unaudited)

                                                        Three months ended
                                                           September 30
                                             --------------------------------------------
                                                 1996                          1995
                                             --------------               ---------------
Contract revenues                            $   1,556,000                $    1,418,000
                                             --------------               ---------------
Costs and expenses:
   Contract costs                            $   1,290,000                $    1,187,000
   General and administrative                      181,000                       190,000
                                             --------------               ---------------
                                             $   1,471,000                $    1,377,000
                                             --------------               ---------------
Income from operations                       $      85,000                $       41,000

Other expenses:
   SEI related expenses and interest                     0                             0
   Interest                                          9,000                        15,000
                                             --------------               ---------------
                                             $       9,000                $       15,000
                                             --------------               ---------------
Income (loss) before income taxes            $      76,000                $       26,000

Provision for income taxes                               0                             0
                                             --------------               ---------------
Net income (loss)                            $      76,000                $       26,000

Dividends on preferred shares                            0                             0
                                             --------------               ---------------

Net income (loss) applicable to
   common and common equivalent shares       $      76,000                $       25,000

Retained earnings at beginning of period          (187,000)                     (313,000)
                                             --------------               ---------------
Retained earnings at end of period           $    (111,000)               $     (288,000)
                                             --------------               ---------------
                                             --------------               ---------------
Earning (losses) per common and
   common equivalent shares

                                             $        0.03                $         0.01
                                             --------------               ---------------
                                             --------------               ---------------
Weighted average number of common and
   common equivalent shares                      2,827,186                     2,822,128
                                             --------------               ---------------
                                             --------------               ---------------

                                               SYS
                                 CONDENSED STATEMENT OF CASH FLOWS
                                             (Unaudited)

                                                                   Three months ended
                                                                      September 30
                                                        --------------------------------------------
                                                            1996                          1995
                                                        --------------               ---------------
Operating activities:
Net income (loss)                                       $     76,000                 $     26,000
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                           11,000                        9,000
      Provision for doubtful accounts                              0                            0
      Changes in operating assets and liabilities:
         Contract receivables                               (177,000)                     (86,000)
         Other current assets and other assets               (14,000)                     (25,000)
         Accounts payable                                     75,000                       68,000
         Accrued payroll and related taxes                   (73,000)                     (59,000)
         Other accrued liabilities                           (24,000)                     (16,000)
                                                        --------------               ---------------
Net cash provided by (used in) operating activities     $   (126,000)                $    (83,000)

Investing activities:
Acquisition of furniture and equipment                  $     (9,000)                $     (8,000)
(Increase) decrease of other assets                                0                            0
                                                        --------------               ---------------
Net cash provided by (used in) investing activities     $     (9,000)                $     (8,000)
                                                        --------------               ---------------
Financing activities:
   Proceeds from note payable to bank                   $  1,435,000                 $  1,405,000
   Payments on note payable to bank                       (1,365,000)                  (1,274,000)
   Other notes payable                                       104,000                            0
   Payments of capital lease obligations                      (9,000)                      (4,000)
   Payments of preferred stock dividends                           0                            0
   Proceeds from issuance of common shares                         0                            0
                                                        --------------               ---------------
Net cash provided by (used in) financing activities     $    165,000                 $    127,000
                                                        --------------               ---------------
Increase (decrease) in cash                             $     30,000                 $     36,000
Cash at beginning of period                                   25,000                        3,000
                                                        --------------               ---------------
Cash at end of period                                   $     55,000                 $     39,000
                                                        --------------               ---------------
                                                        --------------               ---------------

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of the results of the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1996.

(2) Income per common share is computed by dividing the net income for the year, as adjusted for preferred dividend requirements, by the weighted average number of common shares and any dilutive common equivalent shares outstanding. The effects of the assumed conversion of the 4% convertible preferred stock, which is a common stock equivalent, and the 9% convertible preference stock have not been included in the computation of income per share in any year or quarter presented because such effects were either immaterial or antidilutive.

(3) The results of operations for the quarter ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


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

         The Company currently has three principle contracts with the U.S. Navy. These prime contracts are the Underway Replenishment (UNREP); Management, Planning and Analysis (MPA); and Naval Architecture and Marine Engineering
(NAME).

         UNREP provides in-service engineering support to the U. S. Navy Fleet. This contract has a total value of over $8,000,000 and was issued by the
U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The UNREP Program was extended into the last of its three option years on August 30, 1996. The Company anticipates the Navy will soon authorize the UNREP project to undertake the prototype development of the Vertical Launch Missile Rearming and Strikedown System for replenishing the standard missile and shipboard Tomahawk missile while underway. SYS has been a major contributor to this important program.

         The MPA program supports the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This $16,000,000 contract accounted for over fifty percent of the Company's revenues in this past fiscal year and the contract ceiling was increased $1,000,000 in the base year to accommodate the workload demand. This Program had its first of four option years exercised on February 1, 1996. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Informations Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

         The NAME Program is the Company's newest contract, it was awarded on April 22, 1996. This contract was issued by the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center and will run into the year 2001. This cost plus fixed fee contract consists of a base year and four (4) option years with a total potential value over the five years of $12,500,000. SYS will provide a wide range of Combat Systems Engineering and weapons capabilities developed in support of Ship Self Defense Systems (SSDS). This award was a result of a strategic teaming effort with John J. McMullen Associates, Inc. Naval Architects and Marine Engineers.

         The Company also has two other growing business areas. The Company provides the Naval Air Systems Command engineering and technical services which focus on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. The Company's Washington D.C. operations continues to provide important administrative financial services as a subcontractor including case closures all of which are in support of Foreign Military Sales Programs.

         Preparation has been started for bidding to the U.S. Navy as a team member for the planning, engineering test and installation of systems for Ship Self Defense. Request for proposals from the Navy are expected in the Company's second quarter.

RESULTS OF OPERATIONS

         The Company revenues for the first quarter of FY 1997 are approximately 10% higher than those in the same quarter in FY 1996. The revenue increase is due to a 39% increase in work on the MPA contract and the start of work on the new NAME contract. Revenue on the UNREP contract was 32% below the same period in 1995, however, revenue for this fiscal year is still expected to be above the
prior year.   The profit for the quarter is $76,000 as compared to $26,000 for this quarter in the prior year. The negotiated contract backlog was approximately $3,520,000 at the end of the quarter.

         The Company's bank loan decreased to $169,000 at the end of the first quarter of FY 1997. At the end of the same period in FY 1996, the note balance was $439,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had contract receivables (net) of $1,164,000 at the end of the first quarter of FY 1997. For the same quarter in FY 1996, the contract receivables (net) were $1,030,000.

         The Company had accounts payable of $377,000 at the end of the first quarter of FY 1997. For the same quarter in FY 1996, the accounts payable were $525,000.

         The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on August 30, 1997. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 75% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

         The Company anticipates no significant commitments for Capital Expenditures other than computer related hardware and software required. The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

                               PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

         As reported in the Company's 1996 10-KSB, the lawsuit filed by the Company against its former General Council for legal malpractice and breach of fiduciary duty resulted in a jury verdict that the Company's attorneys were negligent and awarded the Company damages of approximately $4,000. The Company filed a Notice of Appeal from the Judgement and Order on this verdict. Subsequently, post trial motions by the parties under Section 998 of California law yielded court rulings in July 1996 that the Company was liable for approximately $145,000 of the defendants costs.

         In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action against the Company in California Superior Court. The Company maintains it has no liability to this plaintiff with respect to this matter and intends to vigorously defend this action.


ITEM 2.     CHANGES IN SECURITIES

            On October 11, 1996, the Company issued an aggregate of 105,000 shares of the Company's Common Stock (no par value) to three employees pursuant nonqualified stock option and purchase agreements (the "Agreements") entered into between the Company and each of the employees. The shares issued are subject to the Company's right to repurchase a portion of them in the event that the employee's employment is terminated within three years.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES          None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          None


ITEM 5.     OTHER INFORMATION          None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K          None

                                      SIGNATURES


         In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                            SYS
                                                 -------------------------------
                                                        (Registrant)



Date:       12 November, 1996                    /s/ Lawrence L. Kavanau
     ----------------------------                -------------------------------
                                                 Lawrence L. Kavanau
                                                 Chairman and
                                                 Chief Executive Officer
                                                 Chief Financial Officer



   (On behalf of the Registrant and as Principal Financial & Accounting Officer)
                                  -10-