Form 10QSB
period 1996-12-31
SYS
filed 1997-02-13
CIK 96057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
----  of 1934

For the quarterly period ended        December 31, 1996
                                ---------------------------------------

     Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act
----

For the transition period from                           to
                                ------------------------     ------------------


Commission File Number    0-4169
                       -------------------

                                       SYS
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          California                                           95-2467354
--------------------------------                        -----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

          6363 Greenwich Drive, Suite 200, San Diego, California  92122
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (619) 587-0484
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed
                            Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----        ----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,935,686 shares of common
                                                   ----------------------------
stock, without par value, as of December 31, 1996.
--------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes          No   X
     ----       ----

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION                                            Number


     Item 1.   Financial Statements
               Condensed Balance Sheets (unaudited)
                    December 31, 1996 and September 30, 1996 . . . . . . . . . 3
               Condensed Statements of Operations (unaudited)
                    Three Months and Six Months Ended December 31, 1996
                    and Three Months and Six Months Ended December 31, 1995. . 4
               Condensed Statements of Cash Flows (unaudited)
                    Six Months Ended December 31, 1996
                    and Six Months Ended December 31, 1995 . . . . . . . . . . 5
               Notes to Condensed Financial Statements (unaudited) . . . . . . 6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Description of Business. . . . . . . . . . . . . . . . . . 6
                    Results of Operations. . . . . . . . . . . . . . . . . . . 7
                    Liquidity and Capital Resources. . . . . . . . . . . . . . 8


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 9

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . 9

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 9


     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 9

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 9

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                       SYS
                            CONDENSED BALANCE SHEETS

                                                  12/31/96            9/30/96
                                                ------------        -----------
                                                (Unaudited)         (Unaudited)
ASSETS
------------------------------------
 Current assets:
      Cash                                      $     10,000        $    55,000
      Contract receivables, net                    1,563,000           1,164,00
      Other current assets                           126,000             99,000
                                                ------------        -----------
           Total current assets                 $  1,699,000        $  1,318,00

 Equipment, furniture and fixtures,
      at cost, less accumulated
      depreciation and amortization                  130,000            140,000
 Other assets                                         70,000             71,000
                                                ------------        -----------
                                                $  1,899,000        $  1,529,00
                                                ------------        -----------
                                                ------------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------
 Current liabilities:
      Note payable to bank                      $    356,000        $   169,000
      Accounts payable                               489,000            377,000
      Accrued payroll and related taxes              175,000            152,000
      Other accrued liabilities                      172,000            172,000
      Current portion of other long-term debt         79,000             93,000
      Income taxes payable                                 0                  0
                                                ------------        -----------
           Total current liabilities            $  1,271,000        $   963,000

 Other long-term debt                                103,000            109,000

 Stockholders' equity:
      Preferred stock                                 55,000             55,000
      Series B preference stock                      140,000            140,000
      Common stock                                   378,000            373,000
      Retained earnings from Jan. 1, 1978            (48,000)          (111,000)
                                                ------------        -----------
           Total stockholders' equity           $    525,000        $   457,000
                                                ------------        -----------
                                                $  1,899,000        $  1,529,00
                                                ------------        -----------
                                                ------------        -----------

                                       SYS
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended                       Six months ended
                                                            December 31                            December 31
                                                --------------------------------        --------------------------------
                                                     1996                1995                1996                1995
                                                ------------        ------------        ------------        ------------
Contract revenues                               $  1,760,000        $  1,398,000        $  3,316,000        $  2,816,000

Costs and expenses:
     Contract costs                             $  1,482,000        $  1,191,000        $  2,772,000        $  2,378,000
     General and administrative                      196,000              84,000             377,000             274,000
                                                ------------        ------------        ------------        ------------
                                                $  1,678,000        $  1,275,000        $  3,149,000        $  2,652,000
                                                ------------        ------------        ------------        ------------
Income from operations                          $     82,000        $    123,000        $    167,000        $    164,000

Other expenses:
     Interest                                         18,000              13,000              27,000              28,000
                                                ------------        ------------        ------------        ------------
                                                      18,000              13,000              27,000              28,000
                                                ------------        ------------        ------------        ------------
Income (loss) before income taxes               $     64,000        $    110,000        $    140,000        $    136,000

Provision for income taxes                                 0                   0                   0                   0
                                                ------------        ------------        ------------        ------------
Net income (loss)                                     64,000             110,000             140,000             136,000
Dividends on preferred shares                          1,000               1,000               1,000               2,000
                                                ------------        ------------        ------------        ------------
Net income (loss) applicable to
     common and common
     equivalent shares                          $     63,000        $    109,000        $    139,000        $    134,000

Retained earnings at beginning
     of period                                      (111,000)           (288,000)           (187,000)           (313,000)
                                                ------------        ------------        ------------        ------------
Retained earnings at end of period               $   (48,000)       $   (179,000)       $    (48,000)       $   (179,000)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

Earning (losses) per common
     and common equivalent shares                $      0.02        $       0.04        $       0.05        $       0.05
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------
Weighted average number of
     common and common
     equivalent shares                             2,921,000           2,822,000           2,874,000           2,822,000
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

                                       SYS

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            Six months ended
                                                                               December 31
                                                                    --------------------------------
                                                                         1996               1995
                                                                    ------------        ------------
Operating activities:
Net income (loss)                                                   $    140,000        $    136,000
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
          Depreciation and amortization                                   23,000              16,000
          Provision for doubtful accounts                                      0                   0
          Changes in operating assets and liabilities:
               Contract receivables                                     (576,000)            226,000
               Other current assets and other assets                     (40,000)            (10,000)
               Accounts payable                                          187,000            (197,000)
               Accrued payroll and related taxes                         (50,000)             (4,000)
               Other accrued liabilities                                 (24,000)             (8,000)
                                                                    ------------        ------------
Net cash provided by (used for) operating activities                $   (340,000)       $    159,000

Investing activities:
Acquisition of furniture and equipment                              $    (11,000)       $     (7,000)
(Increase) decrease in other assets                                            0                   0
                                                                    ------------        ------------
Net cash provided by (used in) investing activities                 $    (11,000)       $     (7,000)
                                                                    ------------        ------------
Financing activities:
     Proceeds from note payable to bank                                2,975,000            2,821,00
     Payments on note payable to bank                                 (2,718,000)         (2,963,000)
     Other notes payable                                                  91,000                   0
     Payments of capital lease obligations                               (17,000)             (5,000)
     Payments of preferred stock dividends                                     0              (2,000)
     Proceeds from issuance of common stock                                5,000                   0
                                                                    ------------        ------------
Net cash provided by (used in) financing activities                 $    336,000        $   (149,000)
                                                                    ------------        ------------
Increase (decrease) in cash                                         $    (15,000)       $      3,000
Cash at beginning of period                                               25,000               3,000
                                                                    ------------        ------------
Cash at end of period                                               $     10,000        $      6,000
                                                                    ------------        ------------
                                                                    ------------        ------------

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

(3) The results of operations for the quarter and six-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.


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

     The Company currently has three principle contracts with the U. S. Navy. These prime contracts are the Underway Replenishment (UNREP); Management, Planning and Analysis (MPA); and Naval Architecture and Marine Engineering
(NAME).

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

     The MPA program supports the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This $16,000,000 contract accounted for over fifty percent of the Company's revenues in this past fiscal year and the contract ceiling was increased $1,000,000 in the base year to accommodate the workload demand. This Program had its first of four option years exercised on February 1, 1996. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The NAME Program is the Company's newest contract, it was awarded on April 22, 1996. This contract was issued by the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This cost plus fixed fee contract consists of a base year and four (4) option years with a total potential value over the five years of $12,500,000. This Program had its first of four option years exercised on November 25, 1996. SYS will provide a wide range of Combat Systems Engineering and weapons capabilities developed in support of Ship Self Defense Systems (SSDS). This contract was a result of a strategic teaming effort with John J. McMullen Associates, Inc. (JJMA) Naval Architects and Marine Engineers.

     The Company also has two other growing business areas. The Company provides the Naval Air Systems Command engineering and technical services which focus on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. The Company's Washington D.C. operation continues to provide important administrative financial services as a subcontractor including case closures, all of which are in support of Foreign Military Sales Programs.

     Preparation has been started for bidding to the U.S. Navy as a team member for the planning, engineering, test and installation of systems for Ship Self Defense. Request for proposals from the Navy have been received.


RESULTS OF OPERATIONS

     The Company revenues for this quarter are approximately 26% more than those in the same quarter in FY 1996. For the first six months of FY 1997, revenues increased by about 18% over the prior year's same period. The increased revenue is due to additional revenues on the UNREP and MPA contracts and the added revenue from the new NAME contract. Revenues in the second quarter of FY 1997 were about 13% higher than in the first quarter of the year. This was mainly due to the addition of the NAME contract. Net Income for the quarter is $64,000 and for the year to date is $140,000. For the same periods in FY 1996, the net income was $110,000 and $136,000, respectively. The reason that the second quarter net income results in FY 1996 are higher than FY 1997 is because General and Administrative Expenses have been offset by about $63,000 in expenses that were written off, thus increasing net income. The booked contract backlog is approximately $5,471,000 at the end of the second quarter.

     The Company's bank note increased to $356,000 at the end of the second quarter of FY 1997.

The balance at the end of the first quarter was $169,000. The increased note balance is a direct result of a slower payment cycle at year end from Defense Finance and Accounting Service (DFAS). At the end of the second quarter in FY 1996, the note balance was $166,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,563,000 at the end of the second quarter of FY 1997. For the same quarter in FY 1996, the contract receivables (net) were $718,000. The reason FY 1997 contract receivables are higher than the prior year is because of the increased revenue and the slower payments out of DFAS.

     The Company had accounts payable of $489,000 at the end of the second quarter of FY 1997. For the same quarter in FY 1996 the accounts payable were $260,000. The FY 1997 accounts payable increase is related to the new NAME contract in that the Company's Associate Subcontractor (JJMA) has had extensive work on the contract and had $264,000 in accounts payable at the end of the second quarter.

     The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on August 30, 1997. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 75% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

     The Company anticipates no significant commitments for Capital Expenditures other than required computer related hardware and software. The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action in California Superior Court against SEI, First National Bank of San Diego and the Company. The Company maintains it has no liability to this plaintiff with respect to this matter and is vigorously defending this action.


ITEM 2.   CHANGES IN SECURITIES


          On October 11, 1996, the Company issued an aggregate of 105,000 shares of the Company's Common Stock (no par value) to three employees for services rendered or to be rendered pursuant to nonqualified stock option and purchase agreements (the "Agreements") entered into between the Company and each of the employees. The shares issued are subject to the Company's right to repurchase a portion of them in the event that the employees' employment is terminated within three years. These sales made to the employees were for cash and are pursuant to Section 4(2) of the Securities Act of 1933. No broker-dealer was used or any brokerage commission paid in connection with these sales.

          On December 28, 1996, the Company issued an aggregate of 3,500 shares of the Company's Common Stock (no par value) as past compensation for services rendered to certain employees. This transaction was made pursuant to Rules 505 and 506 of Regulation D of the Securities Act of 1933.


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




                                             SYS
                                   ---------------------------------
                                        (Registrant)


                                         /s/ Lawrence L. Kavanau
Date:    February 11, 1997          ----------------------------------
                                    Lawrence L. Kavanau
                                    Chairman and
                                    Chief Executive Officer
                                    Chief Financial Officer



  (On behalf of the Registrant and as Principal Financial & Accounting Officer)