Form 10QSB
period 1997-03-31
SYS
filed 1997-05-14
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
------   Act of 1934

For the quarterly period ended        March 31, 1997

------   Transaction Report Under Section 13 or 15(d) of the Securities
         Exchange Act

For the transition period from                                to
                                ---------------------------      -------------

Commission File Number    0-4169

                                       SYS
--------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

             California                                     95-2467354
----------------------------------                   -------------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

            6363 Greenwich Drive, Suite 200, San Diego, California  92122
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                     (619) 587-0484
--------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

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

Yes   X      No
    -----       -------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,021,822 shares of common stock, without par value, as of March 31, 1997.

    Transitional Small Business Disclosure Format (check one):

Yes            No    X
    -------       -------

                                  TABLE OF CONTENTS


                                                                          Page
PART I - FINANCIAL INFORMATION                                            Number


    Item 1.   Financial Statements
              Condensed Balance Sheets (unaudited)
                   March 31, 1997 and December 31, 1996.......................3
              Condensed Statements of Operations (unaudited)
                   Three Months and Nine Months Ended March 31, 1997
                   and Three Months and Nine Months Ended March 31, 1996......4
              Condensed Statements of Cash Flows (unaudited)
                   Nine Months Ended March 31, 1997
                   and Nine Months Ended March 31, 1996.......................5
              Notes to Condensed Financial Statements (unaudited).............6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Description of Business....................................6
                   Results of Operations......................................7
                   Liquidity and Capital Resources............................8


PART II - OTHER INFORMATION


    Item 1.   Legal Proceedings...............................................9

    Item 2.   Changes in Securities...........................................9

    Item 3.   Defaults Upon Senior Securities.................................9

    Item 4.   Submission of Matters to a Vote of Security Holders.............9

    Item 5.   Other Information..............................................10

    Item 6.   Exhibits and Reports on Form 8-K...............................10

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         SYS
                               CONDENSED BALANCE SHEETS

                                                   3/31/97       12/31/96
                                                 -----------    -----------
                                                 (Unaudited)    (Unaudited)

ASSETS
----------------------------------------

Current assets:
   Cash                                          $   13,000     $   10,000
   Contract receivables, net                      1,032,000      1,563,000
   Other current assets                             129,000        126,000
                                                 ----------     ----------

      Total current assets                       $1,174,000     $1,699,000

Equipment, furniture and fixtures,
   at cost, less accumulated
   depreciation and amortization                    164,000        130,000
Other assets                                         69,000         70,000
                                                 ----------     ----------
                                                 $1,407,000     $1,899,000
                                                 ----------     ----------
                                                 ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------------

Current liabilities:
   Note payable to bank                          $   69,000     $  356,000
   Accounts payable                                 263,000        489,000
   Accrued payroll and related taxes                139,000        175,000
   Other accrued liabilities                        183,000        172,000
   Current portion of other long-term debt           87,000         79,000
   Income taxes payable                             (13,000)             0
                                                 ----------     ----------

      Total current liabilities                  $  728,000     $1,271,000

Other long-term debt                                 61,000        103,000

Stockholders' equity:
   Preferred stock                                   55,000         55,000
   Series B preference stock                         96,000        140,000
   Common stock                                     421,000        378,000
   Retained earnings                                 46,000        (48,000)
                                                 ----------     ----------

      Total stockholders' equity                 $  618,000     $  525,000
                                                 ----------     ----------
                                                 $1,407,000     $1,899,000
                                                 ----------     ----------
                                                 ----------     ----------

                                         SYS
                          CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)


                                          Three months ended            Nine months ended
                                               March 31                      March 31
                                       --------------------------    -------------------------

                                          1997           1996           1997           1996
                                       ----------     ----------     ----------     ----------
Contract revenues                      $2,065,000     $1,484,000     $5,381,000     $4,300,000
                                       ----------     ----------     ----------     ----------

Costs and expenses:
   Contract costs                      $1,813,000     $1,233,000     $4,585,000     $3,611,000
   General and administrative             150,000        164,000        527,000        438,000
                                       ----------     ----------     ----------     ----------
                                       $1,963,000     $1,397,000     $5,112,000     $4,049,000
                                       ----------     ----------     ----------     ----------

Income from operations                 $  102,000     $   87,000     $  269,000     $  251,000

Interest expense                            5,000         11,000         32,000         39,000

                                       ----------     ----------     ----------     ----------
Income (loss) before income taxes      $   97,000     $   76,000     $  237,000     $  212,000

Provision for income taxes                      0          1,000              0          1,000
                                       ----------     ----------     ----------     ----------

Net income (loss)                      $   97,000     $   75,000     $  237,000     $  211,000

Dividends on preferred shares               3,000              0          4,000          2,000
                                       ----------     ----------     ----------     ----------

Net income (loss) applicable to
   common and common
   equivalent shares                   $   94,000     $   75,000     $  233,000     $  209,000

Retained earnings at beginning
   of period                              (48,000)      (179,000)      (187,000)      (313,000)
                                       ----------     ----------     ----------     ----------

Retained earnings at end of period     $   46,000     $ (104,000)    $   46,000     $ (104,000)
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

Earning (losses) per common
   and common equivalent shares        $     0.03     $     0.03     $     0.08     $     0.07
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

Weighted average number of
   common and common
   equivalent shares                    2,956,000      2,822,000      2,901,000      2,822,000
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------



                                         SYS
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                Nine months ended
                                                                    March 31
                                                          --------------------------

                                                               1997          1996
                                                          -----------    -----------

Operating activities:
Net income (loss)                                         $   237,000    $   211,000
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                               34,000         22,000
   Provision for doubtful accounts                                  0              0
   Changes in operating assets and liabilities:
     Contract receivables                                     (45,000)        83,000
     Other current assets and other assets                    (42,000)       (30,000)
     Accounts payable                                         (52,000)      (152,000)
     Accrued payroll and related taxes                        (86,000)        21,000
     Other accrued liabilities                                (13,000)        (2,000)
                                                          -----------    -----------
Net cash provided by (used for) operating activities      $    33,000    $   153,000
Investing activities:
Acquisition of furniture and equipment                         47,000        (20,000)
(Increase) decrease in other assets                                 0              0
                                                          -----------    -----------
Net cash provided by (used in) investing activities       $    47,000    $   (20,000)
Financing activities:
   Proceeds from note payable to bank                       5,291,000      4,231,000
   Payments on note payable to bank                        (5,446,000)    (4,302,000)
   Other notes payable                                         77,000              0
   Payments of capital lease obligations                      (10,000)        (9,000)
   Payments of preferred stock dividends                       (4,000)        (2,000)
   Proceeds from issuance of common stock                           0              0
                                                          -----------    -----------
Net cash provided by (used in) financing activities       $   (92,000)   $   (82,000)
Increase (decrease) in cash                                   (12,000)        51,000
Cash at beginning of period                                    25,000          3,000
                                                          -----------    -----------
Cash at end of period                                     $    13,000    $    54,000
                                                          -----------    -----------
                                                          -----------    -----------



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

(3) The results of operations for the quarter and nine-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, design development, reliability engineering and analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems, management consulting and related support services. The Company also provides hardware integration and fabrication.

     The Company currently has three principle contracts with the U. S. Navy. These prime contracts are the Underway Replenishment (UNREP); Management, Planning and Analysis (MPA); and Naval Architecture and Marine Engineering
(NAME).

     The UNREP program provides in-service engineering support to the U. S. Navy Fleet. The Company has provided UNREP support since 1982. This four year contract has a total value of over $8,000,000 and was issued by the U.
S. Navy's Port Hueneme Division, Naval Surface Warfare Center and is currently in the last option year. The Company anticipates the request for proposal (RFP) on this contract's recompete will be released by the Navy the latter part of this fiscal year. The Company will aggressively seek to win this contract again.

     The MPA program supports the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This multiple year $16,000,000 contract accounted for over fifty percent of the Company's revenues in this past fiscal year and the contract ceiling was increased $1,000,000 in the base and first option years to accommodate the workload demand. This Program had its second of four option years exercised on February 1, 1997. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The NAME Program is the Company's newest prime contract. This cost plus fixed fee contract was awarded to SYS on April 22, 1996 issued by the U. S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The NAME contract consists of a base year and four (4) option years with a total potential value over the five years of $12,500,000. This Program had its first of four option years exercised on November 25, 1996. SYS, together with its Associate Subcontractor, John J. McMullen Associates, Inc. provides a wide range of Combat Systems Engineering and weapons capabilities developed in support of Ship Self Defense Systems (SSDS).

     The Company also has two other growing business areas. The Company provides the Naval Air Systems Command engineering and technical services which focus on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. The Company's Washington, D.C. operation continues to provide important administrative financial services as a subcontractor including case closures, all of which are in support of Foreign Military Sales Programs. This operation was on the winning Vitro Corporation team which recently won the recompete on this contract. This new subcontract has a base year and four option years and will allow the Company to maintain a stable base of operations in Washington, D.C.

     The Company has an increasing backlog of proposals currently in evaluation and is cautiously optimistic that they will contribute to the future business growth of the Company.

RESULTS OF OPERATIONS

     The Company revenues for the third quarter are approximately 39% more than those in the same quarter in FY 1996. For the first nine months of FY 1997, revenues increased by about 25% over the prior year's same period. The increased revenue is due to additional revenues on the UNREP and MPA contracts and the added revenue from the new NAME contract. Net Income for the quarter is $97,000 and for the year to date is $237,000. For the same periods in FY 1996, the net income was $75,000 and $211,000, respectively. The reason that the year-to-date net income results in FY 1996 are just slightly less than FY 1997 is because General and Administrative Expenses have been offset by about $63,000 in expenses that were written off, thus increasing net income in FY 1996. The booked contract backlog is approximately $5,516,000 at the end of the third quarter.

     The Company's bank note decreased to $69,000 at the end of the third quarter of FY 1997 as compared to $356,000 at the end of the second quarter. The decreased note balance is a direct result of Defense Finance and Accounting Service (DFAS) catching up on the slow payments experienced at the end of the second quarter. At the end of the third quarter in FY 1996, the note balance was $237,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,032,000 at the end of the third quarter of FY 1997. For the same quarter in FY 1996, the contract receivables (net) were $861,000. The reason FY 1997 contract receivables are higher than the prior year is because of the increased revenue.

     For FY 1997, the Company had accounts payable of $263,000 at the end of the third quarter and $489,000 at the end of the second quarter. The decreased accounts payable is a direct result of Defense Finance and Accounting Service (DFAS) catching up on the slow payments experienced at the end of the second quarter. The Company has agreements with their subcontractors to pay them as DFAS pays the Company. Therefore, as DFAS caught up on their payments to the Company, it allowed the Company to pay its subcontractors and decrease accounts payable. For the same quarter in FY 1996 the accounts payable were $305,000.

     Income taxes payable represents prepaid California income taxes for the current fiscal year. Normally, these taxes would have been accrued during the year, however the accrual was not recorded due to uncertainty over a prior year tax issue. This issue will be settled and the accrual recorded prior to year end.

     On March 21, 1997, the Company paid $3,000 in Preferred Stock dividends that were in arrears from prior years. All Preferred Stock dividends are now current.

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

                                       PART II
                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action in California Superior Court against SEI, First National Bank of San Diego and the Company. The Company maintains it has no liability to this plaintiff with respect to this matter and is vigorously defending this action.

ITEM 2.  CHANGES IN SECURITIES

     After February 28, 1997, holders of the Company's Non-Voting Series B 9% Cumulative Convertible Callable Preference Stock (par value $1.00) could convert each share into two shares of common stock if all conditions for conversion were met. On March 11, 1997, the Company converted 43,068 shares of Series B preference stock into 86,136 shares of common stock for those Series B preference stockholders that requested conversion.

     On May 7, 1997, the Company issued stock purchase options which were authorized on January 17, 1996 by the Board of Directors for an aggregate of 75,000 shares of the Company's Common Stock (no par value) to three outside directors (25,000 shares each) for services rendered since their date of election to the Board of Directors. Shares vest daily over a five year period. Those shares issued, but not vested, are subject to the Company's right to repurchase at cost in the event that the director leaves the board. These Common Stock purchase options were granted under a plan approved by the Company's shareholders on March 21, 1997. These sales were made for cash and are pursuant to Section 4(2) of the Securities Act of 1933. No broker-dealer was used or any brokerage commission paid in connection with these sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES          None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On March 21, 1997, the Company held its 1996 Annual Meeting of Shareholders. There were 2,935,686 shares eligible as of the record date and 2,757,031 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

     (a.) Proposal to approve the appointment of J.H. Cohn LLP as the independent certified public accountants for the corporation for its 1997 fiscal year. This proposal was approved with a voice vote.

     (b.) Proposal to approve the SYS 1997 Incentive Stock Option and Restricted Stock Plan. This proposal was approved with a voice vote.

     (c.) Management nominated seven (7) directors for election at this shareholder meeting. At the meeting there was a request for cumulative voting under California law. There was an additional director nominated by a shareholder present at the meeting. The total cumulative votes cast for all director were 19,158,615 (2,736,945 voting shares x 7 director positions). The results were:

       Management's             Shareholder    Cumulative    Directors
        Nominees                  Nominee        Votes        Elected
        --------                  -------        -----        -------
    Paul I. Anderson                           2,826,612      Anderson
    Robert E. Carroll                          2,826,612      Carroll
    Zoltan A. (Walt) Harasty                       0
    Lawrence L. Kavanau                        2,826,612      Kavanau
    Robert D. Mowry                            2,409,120      Mowry
    W. Gerald Newmin                           2,791,613      Newmin
    Charles H. Werner                          2,598,120      Werner
                         Charles E. Vandeveer  2,879,926      Vandeveer
                                              ----------
                                              19,158,615

ITEM 5.  OTHER INFORMATION          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a.)  EXHIBITS
              *    Exhibit No.    Description
                   -----------    -----------

                        27        Financial data schedule

   (b.)  FORM 8-K       None

                                      SIGNATURES


    In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                           SYS
                                                 -----------------------------
                                                        (Registrant)



Date:     May 13, 1997                           /s/ Lawrence L. Kavanau
     ---------------------                       -----------------------------
                                                 Lawrence L. Kavanau
                                                 Chief Executive Officer
                                                 Chief Financial Officer




(On behalf of the Registrant and as Principal Financial & Accounting Officer)