Form 10KSB40
period 1997-06-30
SYS
filed 1997-10-01
CIK 96057

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-KSB

(Mark One)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    OF 1934
For the fiscal year ended June 30, 1997

                                          OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934
For the Transition Period From                     to
                               ------------------      ------------------
                            Commission File Number 0-4169

                                          SYS
        ----------------------------------------------------------------
                    (Name of Small Business Issuer in Its charter)

                   California                                 95-2467354
        -------------------------------------       -------------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

 6363 Greenwich Drive, San Diego, California                    92122
 ---------------------------------------------       -------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

          (619) 587-0484
 --------------------------------------------
(Issuer's Telephone Number, Including Area Code)

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
 Yes      X       No
     -----------     ----------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X)

    Revenues for the fiscal year ended June 30, 1997 were $7,648,578.

    As of June 30, 1997, the Issuer had outstanding 3,133,418 shares of Common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 78,195 shares of Preference Series B stock, $1.00 par value.

    The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 1997 was $736,230 and 942,314, respectively. The total number of non-affiliate shares of Common stock was multiplied by $0.7813 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 1997) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $2,448,139.

    Documents incorporated by reference: Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

    Traditional Small Business Disclosure Format (check one): Yes   X   No
                                                                  -----     ---

                                         SYS
                         FOR FISCAL YEAR ENDED JUNE 30, 1997
                              FORM 10-KSB ANNUAL REPORT
                                        INDEX

                                                                        Page
                                                                        ----
PART I

    Item 1.  DESCRIPTION OF BUSINESS                                      5

             Background of the Company                                    5

             Products and Services                                        5

             Business Developments                                        5

             Contract Backlog and Customers                               6

             Competitive Conditions                                       7

             Employees                                                    7

             Factors Which May Affect Future Results                      7

    Item 2.  DESCRIPTION OF PROPERTY                                      9

    Item 3.  LEGAL PROCEEDINGS                                            9

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
             HOLDERS                                                      9

PART II

    Item 5.  MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                         10

    Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION                                                   11

             Selected Financial Data                                     11

             Results of Operations                                       12

             Liquidity and Working Capital                               13

    Item 7.  FINANCIAL STATEMENTS                                        14

    Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                         29

PART III

    Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
              ACT                                                        29

    Item 10. EXECUTIVE COMPENSATION                                       33

    Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                   34

    Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              36

    Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                      37

SIGNATURES                                                                39

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

Systems Planning                       Computer Hardware and Software
Management and Analysis                  Integration
Office Automation                      Software Development
Information Management Systems         Operations Analysis
Design Development                     Computer System Analysis
Marine Engineering                     Systems Engineering
Ordnance Engineering                   Naval Architecture
Logistics Analysis and Engineering     Reliability Engineering and Analysis
Hardware Integration and Fabrication   Hazardous Materials Reduction Studies
                                       Computer and Computer Equipment Sales

BUSINESS DEVELOPMENTS

    Company revenues for Fiscal Year 1997 increased almost 29% over the previous fiscal year. Net income for Fiscal Year 1997 increased 79% over the previous fiscal year.

    The Underway Replenishment (UNREP) Program was extended into its final of three option years on September 1, 1996. On July 25, 1997, the contract was extended an additional six months which runs it through February 28, 1998. The proposal for the follow on contract was submitted on September 11, 1997. UNREP provides in-service engineering support to the U.S. Navy fleet. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project will now continue to refine the detail design. Shipboard technical assistance continues to expand and provides the basis for continued business confidence in the coming year.

    The Management, Planning and Analysis (MPA) Program had its second of four option years exercised on February 1, 1997. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

    The Naval Architecture and Marine Engineering (NAME) Program had its first of four option years exercised on November 25, 1996. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), we provide extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The outlook for this contract next year is good, but challenging. We are attempting to expand our customer base in an environment of decreasing customer budgets.

    The Company was awarded a two year subcontract from Systems Application and Technologies to continue its support to the Naval Air Systems Command. This support provides engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

    Washington Operations successfully recompeted for another five year subcontract with their prime contractor, Tracor, to continue program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO,SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

    While Company's sales of Sun computers and equipment continued at a reduced level, the Company is attempting to apply the skills acquired in the Defense arena into the commercial world.

CONTRACT BACKLOG AND CUSTOMERS

    As of June 30, 1997, the Company's contract backlog, including negotiated contract options, was approximately $20,342,000, compared with approximately
$24,841,000 on June 30, 1996.   The primary reason for the decrease in
year-to-year backlog is due to the fact that the Company had no major contract recompetitions during Fiscal Year 1997. Contract value backlog is converted to revenues by performance on funded delivery orders or contracted tasks within each contract or subcontract. Specific work activity is defined, scheduled and priced by individual delivery orders (D.O.s) or contracted tasks (C.T.s). The actual D.O. and C.T. backlog on June 30, 1997 was approximately $5,718,000, as compared with approximately $2,801,000 on June 30, 1996.

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

EMPLOYEES

    The Company had 58 full-time and 37 part-time employees on June 30, 1997, compared to 49 full-time and 34 part-time employees on June 30, 1996

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

    4. PRIOR OPERATING HISTORY AND LACK OF TIMELY SEC FILINGS The Company is current on its SEC filings and has been throughout the two years covered by this 10-KSB.

    5. LIMITED ASSETS OF THE COMPANY The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available.

    6. LIMITED MARKET FOR COMMON STOCK. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

    7. POSSIBLE RULE 144 STOCK SALES. A total of 2,191,104 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

    8. RISKS OF LOW PRICED STOCKS. Trading in the Company's stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain, accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

    Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any penny stock defined as a penny stock.

    The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

    In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

    Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.

    Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and
(iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

    Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. the company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

ITEM 2.  DESCRIPTION OF PROPERTY

    The business and operations of the Company are now conducted in the following office spaces:


                              Approx.
Location                     Sq. Feet             Lease Term                    Rental
--------                     --------             ----------                    -------

6363 Greenwich Drive         4,020               Expired July 1, 1997         $ 5,226/mo.
San Diego, CA  92122                             (Month-to-month basis)

2011 Crystal Drive           1,553               Expires July 31, 1998        $ 3,688/mo.
One Crystal Park
Arlington, VA  22202

1721 Pacific Avenue          7,117               Expires March 31, 1998       $ 8,317/mo.
Oxnard, CA  93033                                (Cancelable with 6 months
                                                 prior written notice)


ITEM 3.  LEGAL PROCEEDINGS

    On June 14, 1996, the Company filed a Notice of Appeal from the Judgement and Order on the Jury Verdict of April 3, 1996 regarding the outcome of the Gray, Cary Ames & Frye (GCAF) lawsuit. To obviate the necessity for bonding the appeal to preclude collection efforts during the appeal, the Company paid the Judgement on May 9, 1997, reserving its rights to continue the appeal.


    In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action against the Company in California Superior Court. The Company maintains it has no liability to this plaintiff with respect to this matter and has vigorously defended this action. On September 17, 1997, the Company submitted a settlement offer on this matter in an effort to bring it to closure.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 1997.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:

          FISCAL YEAR 1996                    BID                      ASK
          ----------------                   -----                    -----

         First Quarter                      $.015                   $.1875
         Second Quarter                     $.015                   $.1875
         Third Quarter                      $.015                   $.1875
         Fourth Quarter                     $.015                   $.1875

          FISCAL YEAR 1997                    BID                      ASK
          ----------------                  ------                    -----

         First Quarter                      $.067                    $.379
         Second Quarter                     $.211                    $.539
         Third Quarter                      $.291                    $.688
         Fourth Quarter                     $.415                   $1.003


    The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

    (b) As of June 30, 1997, there were approximately 458 record holders of the Company's Common Stock.

    (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below:


                                                       AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
                                                          (thousands except per share amounts)

                                             1997           1996           1995           1994            1993
                                            --------       -------       --------        -------       ---------

OPERATING RESULTS:

Contract revenues                          $7,649         $5,942         $4,751         $4,692         $5,302

Costs and expenses:
  Contract costs                            6,596          4,933          3,969          3,904          4,410
  General and administrative                  783            681            573            435            609

Income from operations                        269            328            209            353            283
Other expenses:
  Expenses related to
     settlement of litigation and
     rescinded acquisition                      0            156            309             51             51
  Interest related to rescinded
      acquisition                               0              0             80            130            133
   Other interest                              40             44             40             46             51

Income (loss) before
 income taxes                                 229            128           (220)           126             48

Provision for income taxes                      0              0              1              9              6

Net income (loss)                             229            128           (221)           117             42

Net income (loss) applicable to
 common stock                                 227            126           (223)           116             42
Net income (loss) per
 common share                                0.07           0.04          (0.08)          0.04           0.02

BALANCE SHEET DATA:

Total assets                                1,615          1,310          1,180          2,151          2,682

Borrowings-bank line of credit                  0             98            346          1,384          1,618

Long-term obligations                         125             28             37             24             14

Stockholders' equity                          612            380            115            338            220



RESULTS OF OPERATIONS

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

    The Company's revenues from government contracts were approximately $7,608,000 and $5,821,000, respectively, for 1997 and 1996. Total revenues for 1997 were $7,649,000 compared to $5,942,000 for 1996.

    The improvement in the Company's revenues were primarily related to approximately $250,000 in increased sales on the MPA contract and $1,815,000 in sales on the NAME contract which had no sales in 1996. The increase in sales occurred despite the reduced sales on the UNREP contract and in the SYS Computer Division which experienced sales reductions of $210,000 and $87,000, respectively. Other contract sales remained relatively stable.

    During 1997, the Company's income from operations was $269,000, compared to $328,000 in 1996. The Company's income from operations is lower in 1997 than in 1996 due primarily to a write-off of $25,000 in old contract receivables and reserving $26,000 for doubtful accounts in 1997. On the NAME contract, the Company does not receive any fee on its Associate Subcontractor's work and the Associate Subcontractor has performed almost half of the $1,815,000 in sales on the contract.

    During 1997, the Company had net income of $229,000, compared to $128,000 in 1996. Earnings were negatively impacted by a Judgement against the Company for $156,000 in 1996.

    Essentially all the Company's contracts are of the cost reimbursable plus fee type. Revenues on cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs increased to $6,596,000 in 1997 from $4,933,000 in 1996 and general and administrative expenses increased to $783,000 in 1997 from $681,000 in 1996 primarily as a result of the increase in sales. Costs and expenses include $140,000 in 1996 for employee compensation through the issuance of both Common shares and 9% Series B Preference shares.

    Other expenses in 1996 include $156,000 arising from a court order attributable to the GCAF litigation settlement. However, the Company is appealing the settlement.

    As a result of the availability of net operating loss carryforwards, the provision for income taxes in 1997 was substantially below the amounts expected based on statutory rates. At June 30, 1997, the Company had federal net operating loss carryforwards of approximately $190,000 available to offset future taxable income.

    Net income per common share was $0.07 in 1997 compared to $0.04 in 1996. The weighted average number of shares was 3,057,269 in 1997 and 2,822,086 in 1996.

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

    The Company's revenues from government contracts were $5,821,000 and $4,620,000, respectively, for 1996 and 1995. Total revenues for 1996 were $5,942,000 compared to $4,751,000 for 1995.

    During 1996, the Company's income from operations was $328,000, compared to $209,000 in 1995. During 1996, the Company had net income of $128,000, compared to a net loss of $221,000 in 1995. Earnings were negatively impacted by a Judgement against the Company for $156,000 in 1996 and $309,000 in 1995.

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

    Essentially all the Company's contracts are of the cost reimbursable plus fee type. Contract costs increased to $4,933,000 in 1996 from $3,969,000 in 1995 and general and administrative expenses increased to $681,000 in 1996 from
$573,000 in 1995 primarily as a result of the increase in sales.   Costs and
expenses include $140,000 in 1996 for employee compensation through the issuance of both Common shares and 9% Series B Preference shares.

    Other expenses in 1996 include $156,000 arising from a court order attributable to the GCAF litigation settlement compared to $389,000 attributable to the combined cost of litigation, interest and other SEI related expenses in 1995. SEI related expenses in 1995 were reduced by SEI related income of $80,000.

    As a result of the availability of net operating loss carryforwards, the provision for income taxes in 1996 and the credit for income taxes in 1995 were substantially below the amounts expected based on statutory rates.

    Net income per common share was $0.04 in 1996 compared to a net loss of $0.08 in 1995. The weighted average number of shares was the same in each year.

LIQUIDITY AND WORKING CAPITAL

    The Company had working capital of $574,000 at June 30, 1997 compared to $250,000 at June 30, 1996. Contract receivables increased by $55,000 during 1997. The Company was able to eliminate its line of credit borrowings at June 30, 1997. Accounts payable was $159,000 higher in 1997 than in 1996. This was mainly attributable to the Associate Subcontractor invoices on the NAME contract. Accrued liabilities in 1997 were less than 1996 primarily because $160,000 was converted into a note payable. In addition to the $160,000 note payable, there are two smaller notes that make up the total of the current and long-term notes payable. The Company's net worth increased by $233,000 in 1997 to $612,000. These improvements were due primarily to the net income of $229,000 generated in 1997. Net furniture and equipment increased by $7,000 in 1997.

    Notes payable at June 30, 1997 consists of three notes. The principal amounts due annually from these notes consists of $90,195, $40,532 and $84,888 for the years then ending June 30, 1998, 1999 and 2000, respectively. The following table provides additional detail on these notes:

                            Monthly                  Amount,
                  Monthly   Payments     Interest    Balloon
Note              Payment   Remaining      Rate      Payment
----              -------   ---------      ----      -------
  1.               $2,500       12          None       None
  2.               $2,500       13          9.28%      None
  3.               $4,076       34         10.25%     $54,156

    The Company's primary source of liquidity is its $500,000 revolving line of credit facility under a loan agreement with Scripps Bank that expired on August 30, 1997. Scripps has extended this loan to October 15, 1997 at which time an annual renewal will take place. The loan is secured by all of the Company's assets including contract receivables. Scripps advances funds to the Company of up to 75% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

    The Company also finances a portion of its operations through leases. At June 30, 1997, the Company had non-cancelable operating leases for its offices which expire at various dates through July 1998. The Company also leases certain computer and office equipment under capital leases expiring at various dates through June 1998.

    Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 1997 totaled $24,453 for the year ending June 30, 1998.

    Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 1997 totaled $116,359 and $3,688 for the years ending June 30, 1998 and 1999, respectively.

    Several key factors indicating the Company's financial condition include:


                                 June 30, 1997     June 30, 1996
                                 -------------     -------------
 Current ratio                       1.65              1.28
 Maximum debt to net worth           1.64              2.45
 Net worth                         $612,000          $380,000
 Working capital                   $574,000          $250,000
 Debt to total assets                62%               71%
 Book value per Common share        $0.20             $0.13



The Company continued to demonstrate improvements in the above financial factors during fiscal year 1997, primarily due to increased sales.

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 1998.

ITEM 7.  FINANCIAL STATEMENTS

    (a)  The following documents are filed as part of this report.

                                         SYS



                            INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-17

BALANCE SHEETS
  JUNE 30, 1997 AND 1996                                                    F-18

STATEMENTS OF OPERATIONS
  YEARS ENDED JUNE 30, 1997 AND 1996                                        F-19

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED JUNE 30, 1997 AND 1996                                        F-20

STATEMENTS OF CASH FLOWS
  YEARS ENDED JUNE 30, 1997 AND 1996                                        F-21

NOTES TO FINANCIAL STATEMENTS                                            F-22/29




                                      *   *   *

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SYS


We have audited the accompanying balance sheets of SYS as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS as of June 30, 1997 and 1996, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ J. H. COHN LLP
                                       ------------------
                                       J. H. COHN LLP
San Diego, California
August 15, 1997

                                         SYS

                                    BALANCE SHEETS
                                JUNE 30, 1997 AND 1996

                     ASSETS                      1997           1996
                                               -----------    ----------
Current assets:
  Cash                                         $  194,462     $   24,776
  Contract receivables, net of allowance
    for doubtful accounts of $26,000
    and $201,000                                1,042,520        987,028
  Other receivables                                92,809         70,294
  Other current assets                            121,824         70,647
                                               ----------     ----------
       Total current assets                     1,451,615      1,152,745

Furniture and equipment, less accumulated
  depreciation and amortization of $279,300
  and $394,033                                    148,375        141,748
Other assets                                       15,220         15,695
                                               ----------     ----------
       Totals                                  $1,615,210     $1,310,188
                                               ----------     ----------
                                               ----------     ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank under line of credit                   $   98,050
  Accounts payable                             $  461,988        302,662
  Accrued payroll and related taxes               237,407        225,554
  Other accrued liabilities                        64,762        231,308
  Current portion of other notes payable           90,195
  Current portion of capital lease obligations     23,174         45,004
                                               ----------     ----------
       Total current liabilities                  877,526        902,578

Other notes payable, net of current portion       125,420
Capital lease obligations, net of current
  portion                                                         28,029
                                               ----------     ----------
       Total liabilities                        1,002,946        930,607
                                               ----------     ----------
Commitments and contingencies

Stockholders' equity:
  4% convertible preferred stock, $.50 par
    value; 250,000 shares authorized; 110,000
    shares issued and outstanding                  55,000         55,000
  9% convertible preference stock, $1.00 par
    value; 2,000,000 shares authorized;
    78,195 and 139,561 Series B shares
    issued and outstanding                         78,195        139,561
  Common stock, no par value; 6,000,000
    shares authorized; 3,133,418 and 2,827,186
    shares issued and outstanding                 443,419        372,878
  Retained earnings (accumulated deficit)          35,650       (187,858)
                                               ----------     ----------
       Total stockholders' equity                 612,264        379,581
                                               ----------     ----------
    Totals                                     $1,615,210     $1,310,188
                                               ----------     ----------
                                               ----------     ----------


See Notes to Financial Statements.

                                         SYS

                               STATEMENTS OF OPERATIONS
                         YEARS ENDED JUNE 30, 1997 AND 1996


                                                  1997           1996
                                               ----------     ----------

Contract revenues                              $7,648,578     $5,941,661
                                               ----------     ----------
Costs and expenses:
  Contract costs                                6,596,240      4,932,605
  General and administrative expenses             783,368        680,831
                                               ----------     ----------
       Totals                                   7,379,608      5,613,436
                                               ----------     ----------
Income from operations                            268,970        328,225
                                               ----------     ----------
Other expenses:
  Expenses related to settlement of
    litigation                                                   155,996
  Interest                                         39,962         44,104
                                               ----------     ----------
       Totals                                      39,962        200,100
                                               ----------     ----------

Net income                                     $  229,008     $  128,125
                                               ----------     ----------
                                               ----------     ----------


Net income applicable to common stock          $  226,808     $  125,925
                                               ----------     ----------
                                               ----------     ----------


Net income per common share                          $.07           $.04
                                                     ----           ----
                                                     ----           ----
Weighted average number of common
  shares outstanding                            3,057,269      2,822,086
                                               ----------     ----------
                                               ----------     ----------




See Notes to Financial Statements.

                                       SYS


                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996



                                                                Convertible                                  Retained
                                        Convertible              Series B                                    Earnings
                                      Preferred Stock         Preference Stock           Common Stock        (Accumu-
                                    -------------------     --------------------   ----------------------     lated
                                     Shares     Amount      Shares       Amount      Shares       Amount     Deficit)      Total
                                    -------     -------     -------     --------   ---------     --------   ----------   --------
Balance, July 1, 1995               110,000     $55,000                            2,822,086     $372,623   $(313,783)   $113,840

Cash dividends on 4%
   convertible preferred
   stock at $.02 per share                                                                                     (2,200)     (2,200)
Issuance of 9% convertible
   Series B preference
   stock and common stock
   as compensation                                          139,561     $139,561       5,100          255                 139,816
Net income                                                                                                    128,125     128,125
                                    -------     -------     -------     --------   ---------     --------   ---------    --------

Balance, June 30, 1996              110,000      55,000     139,561      139,561   2,827,186      372,878    (187,858)    379,581

Cash dividends on 4%
   convertible preferred
   stock at $.05 per share                                                                                     (5,500)     (5,500)
Issuance of common stock as
   compensation                                                                        3,500          175                     175
Proceeds from exercise of
   stock options                                                                     180,000        9,000                   9,000
Conversion of 9% convertible
   Series B preference stock
   into common stock                                        (61,366)     (61,366)    122,732       61,366
Net income                                                                                                    229,008     229,008
                                    -------     -------     -------     --------   ---------     --------   ---------    --------

Balance, June 30, 1997              110,000     $55,000      78,195     $ 78,195   3,133,418     $443,419    $ 35,650    $612,264
                                    -------     -------     -------     --------   ---------     --------   ---------    --------
                                    -------     -------     -------     --------   ---------     --------   ---------    --------


See Notes to Financial Statements.

                                       SYS
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1997 AND 1996



                                                               1997           1996
                                                           -----------    -----------
Operating activities:
   Net income                                              $   229,008    $   128,125
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             52,528         48,321
      Loss on disposition and write-down
         of equipment                                           13,829
      Provision for doubtful accounts                           51,000
      Issuance of capital stock as compensation                    175        139,816
      Changes in operating assets and liabilities:
         Contract receivables                                 (106,492)       (42,771)
         Other receivables                                     (22,515)       (24,787)
         Other current assets                                  (51,177)       (18,955)
         Accounts payable                                      259,714       (154,563)
         Accrued payroll and related taxes                      11,853         47,198
         Other accrued liabilities                            (166,546)       171,893
                                                           -----------    -----------
            Net cash provided by operating
                 activities                                    271,377        294,277
                                                           -----------    -----------

Investing activities:
   Acquisition of furniture and equipment                      (79,636)       (44,218)
   Decrease in other assets                                        475         20,563
                                                           -----------    -----------
            Net cash used in investing activities              (79,161)       (23,655)
                                                           -----------    -----------

Financing activities:
   Proceeds from line of credit borrowings                   7,240,000      5,361,000
   Payments of line of credit borrowings                    (7,338,050)    (5,570,549)
   Proceeds from other notes payable                           160,000
   Payments of other notes payable                             (44,773)
   Payments of capital lease obligations                       (43,207)       (37,151)
   Payments of preferred stock dividends                        (5,500)        (2,200)
   Proceeds from issuance of common stock                        9,000
                                                           -----------    -----------
               Net cash used in financing activities           (22,530)      (248,900)
                                                           -----------    -----------

Net increase in cash                                           169,686         21,722

Cash, beginning of year                                         24,776          3,054
                                                           -----------    -----------

Cash, end of year                                          $   194,462    $    24,776
                                                           -----------    -----------
                                                           -----------    -----------

Supplemental disclosure of cash flow data:
  Interest paid                                            $    39,962    $    44,104
                                                           -----------    -----------
                                                           -----------    -----------

Supplemental disclosure of noncash investing
   and financing activities:
   Conversion of accounts payable into other
      notes payable                                        $   100,388
                                                           -----------
                                                           -----------
   Conversion of 9% convertible Series B
      preference stock into common stock                   $    61,366
                                                           -----------
                                                           -----------
   Capital lease obligations incurred for
      furniture and equipment                                             $    47,184
                                                                          -----------
                                                                          -----------


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

           Furniture and equipment:
             Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $139,559 and $261,446 and accumulated amortization of $97,106 and $186,092 at June 30, 1997 and 1996, respectively.

           Impairment of long-lived assets:
             Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
         (concluded):
           Net income per common share:
             Net income per common share has been computed by dividing the net income applicable to common stock for the year by the weighted average number of common shares outstanding as adjusted for the dilutive effects of the assumed conversion of the 4% preferred stock (a common stock equivalent) and the exercise of stock options. The effects of the assumed conversion of the 9% preference stock were either anti-dilutive or immaterial.

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of income for all entities with complex capital structures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS 128 to have a material impact on its computations of net income per share.

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

Note 2 - Contract receivables:
           Contract receivables consist of the following at June 30, 1997 and 1996:


                                                            1997        1996
                                                         ----------   --------
           Amounts billed, less allowance for doubt-
             ful accounts of $7,000 and $54,000          $  177,083   $445,693
           Recoverable costs and accrued profit
             on progress completed - not billed             610,970    347,555
           Retentions, due upon completion of con-
             tracts                                          74,947    138,523
           Unrecovered costs subject to future nego-
             tiation - not billed, less allowance for
             doubtful accounts of $19,000 and $147,000      179,520     55,257
                                                         ----------   --------
               Totals                                    $1,042,520   $987,028
                                                         ----------   --------
                                                         ----------   --------

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Contract receivables (concluded):
           At June 30, 1997, recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed in July 1997. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 1997 are expected to be collected in fiscal 1998 and 1999.

           Unrecovered costs subject to future negotiation - not billed consist primarily of revenues recognized on specific delivery orders within certain contracts whereby the costs incurred have exceeded the current funding limitation for the specific delivery order; however, the Company has not exceeded the cost limitations for the entire contract as a whole. The costs incurred in excess of specific funding limitations arose primarily as a result of actual indirect expense rates exceeding the Defense Contract Audit Agency ("DCAA") approved billing rates. However, after an audit by the DCAA has been completed, the Company intends to request that the cost limitation on certain delivery orders be increased to cover the actual indirect expenses incurred and the cost limitations on completed delivery orders with funds still available within the same contract be decreased to the amount of costs actually incurred. Even though the government contracting officer is not legally obligated to abide by the Company's request, management believes that the amounts will be collected.

Note 3 - Settlement of litigation:
           Expenses of $155,996, included in other expenses in the accompanying 1996 statement of operations, are attributable to the settlement of litigation related to the recision of a 1992 agreement to purchase certain assets of System Exploration, Inc. The Company is appealing the settlement.

Note 4 - Note payable to bank under line of credit:
           At June 30, 1997, the Company had no outstanding borrowings under a $500,000 revolving line of credit provided by a bank which expires on August 30, 1997. Any borrowings under the line of credit will be limited to 75% of qualifying contract receivables, will be collateralized by substantially all of the assets of the Company and will bear interest at 1.5% above a specified prime rate. Among other things, the terms of the line of credit agreement require the Company to maintain certain financial statement ratios.


Note 5 - Other notes payable:
           As of June 30, 1997, other notes payable had an aggregate principal balance of $215,615. These notes bear interest at rates ranging up to 10.25%. One note (which had a principal

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Other notes payable (concluded):
           balance of $157,317) is payable to a bank and has terms that require the Company to maintain certain financial ratios. Principal amounts due under these obligations for each of the years subsequent to June 30, 1997 are as follows:

                                                                     AMOUNT
                                                                     ------

             1998                                                   $ 90,195
             1999                                                     40,532
             2000                                                     84,888


Note 6 - Leases:
           The Company has noncancelable operating leases for its offices which expire at various dates through July 1998. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $187,547 and $182,524 in 1997 and 1996, respectively.

           The Company also leases certain computer and office equipment under capital leases which expire at various dates through June 1998.

           Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 1997 are as follows:

                                                       Operating      Capital
                                                         Leases       Leases
                                                       ---------      -------

             1998                                      $116,359       $24,453
             1999                                         3,688
                                                       --------       -------

               Totals                                  $120,047        24,453
                                                       --------
                                                       --------

             Less amounts representing interest                         1,279
                                                                      -------
             Present value of net minimum lease
               payments                                               $23,174
                                                                      -------
                                                                      -------


Note 7 - Stockholders' equity:
           Convertible preferred stock:
             The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 1997. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $.50 per share plus all accumulated and unpaid dividends.

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (continued):
           Convertible preferred stock (concluded):
             The payments of cash dividends on the preferred stock totaled $5,500 in 1997, which includes $2,200 for the payment of dividends that accrued in 1997 and $3,300 for the payment of all dividends in arrears at June 30, 1996.

           Convertible preference stock:
             In June 1996, the Company issued to employees 139,561 of the 2,000,000 authorized shares of preference stock, which were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value), along with 5,100 shares of common stock and charged $139,816 as compensation. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock, without any cumulative dividends, is convertible into two shares of common stock until the Company has issued a maximum of 139,561 common shares. During 1997, a total of 61,366 shares of preference stock were converted into 122,732 shares of common stock. Accordingly, 78,195 shares of preference stock remained outstanding as of June 30, 1997. At June 30, 1997, cumulative dividends in arrears on the preference stock totaled $7,038 ($.09 per share). There were no dividends in arrears at June 30, 1996. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

           Non-qualified stock options:
             During the year ended June 30, 1997, the Company entered into agreements for grants of non-qualified stock options to three key employees. Under these agreements, the Company granted options to purchase 105,000 shares of common stock at $.05 per share (the fair market value at the date of grant). These options were exercised immediately. However, the right of the employees to retain these shares is contingent upon their future employment by the Company. The right of retention vests ratably over the three year period that commenced with the date of grant. The Company has the right to purchase unvested shares upon termination of employment at the original purchase price.

           Incentive stock option and restricted stock plan:
             On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan"), which was ratified by the Company's stockholders on March 21, 1997. The Plan initially provided for grants by the Board of Directors of incentive stock options to purchase up to 350,000 shares of common stock to employees and grants of restricted stock options to purchase up to 100,000 shares of common stock to directors and consultants. However, the Board of Directors has approved an amendment to the Plan whereby, subject to ratification by stockholders, it will be authorized to grant restricted stock options to purchase up to 350,000 shares

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (continued):
           Incentive stock option and restricted stock plan (concluded):
             of common stock to directors and consultants. There were no incentive stock options granted in 1997. Restricted stock options for the purchase of 150,000 shares were granted in 1997, including grants that are subject to ratification of the amendment to the Plan by the stockholders. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

           Additional required disclosures related to stock options:
             The following table summarizes certain information regarding options granted during 1997 and options outstanding at June 30, 1997:


                                                                      Weighted
                                                       Shares or      Average
                                                       Price per      Exercise
                                                         Share         Price
                                                       ---------      --------

               Options granted                           255,000       $.11
               Options exercised                        (180,000)       .05
                                                       ---------

               Options outstanding at end of year         75,000        .29
                                                       ---------
                                                       ---------

               Option price range at end of year       $.09-$.47

               Weighted average fair value of
                 options granted during the year            $.11

               Option price range for options
                 exercised during the year                  $.05

             The following table summarizes information about stock options outstanding at June 30, 1997, all of which are at fixed-prices:

                                              Weighted
                                               Average   Weighted
                     Range of                 Remaining   Average
                     Exercise      Number    Contractual  Exercise    Options
                      Prices     Outstanding     Life      Price    Exercisable
                    ---------    ----------- ----------- ---------  -----------

                    $.09-$.47      75,000      7 years      $.29       None

             The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Since all of the options were granted at the fair market value on the date of grant, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1997. Had compensation cost been determined based on the fair value at the grant date for all awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (concluded):
           Additional required disclosures related to stock options (concluded):
             net income per share would have been reduced to the pro forma amounts set forth below:

               Net income - as reported                     $229,008
               Net income - pro forma                        217,458
               Net income per common share - as reported        $.07
               Net income per common share - pro forma          $.07

             The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 7%; and expected lives of one month to seven years.


Note 8 - Income taxes:
           At June 30, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $190,000 which will begin to expire in 2008 unless previously utilized. Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs.

           Significant components of the Company's deferred tax assets (there were no significant deferred tax liabilities) and a related valuation allowance as of June 30, 1997 and 1996 are shown below:

                                                         1997      1996
                                                       --------  --------
             Deferred tax assets:
               Net operating loss carryforwards        $ 65,000  $121,000
               Other                                     57,000   164,000
                                                       --------  --------
                 Total deferred tax assets              122,000   285,000

             Valuation allowance for deferred
               tax assets                              (122,000) (285,000)
                                                       --------  --------

                 Net deferred tax assets               $    -    $   -
                                                       --------  --------
                                                       --------  --------
           The Company has offset the deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

           The expected Federal income tax provision, computed based on the Company's pre-tax income in 1997 and 1996 and the statutory Federal income tax rate, is reconciled to the actual tax

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - Income taxes (concluded:
             provision reflected in the accompanying financial statements as follows:

                                                         1997      1996
                                                       --------  -------
           Expected tax provision at statutory
               rates                                   $ 77,863  $43,034

           Decrease resulting primarily from
               availability of net operating
               loss carryforwards                       (77,863) (43,034)
                                                       --------  -------

                 Totals                                $   -     $  -
                                                       --------  -------
                                                       --------  -------


Note 9 - Retirement plan:
             The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Company has agreed to match 50% of each employee's contributions, provided the matching amount does not exceed 3% of the employee's annual compensation. The Board of Directors can authorize additional discretionary contributions by the Company. Contributions to the plan by the Company totaled $66,761 and $36,097 in 1997 and 1996, respectively.

Note 10 - Contingencies:
           The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effect on the Company's financial statements in subsequent years.


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

     Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     (1) Mr. Paul I. Anderson, age 62, was elected to the Board of Directors on October 4, 1996, and served as Acting Chairman of the Company from March 21, 1997 to July 31, 1997. Mr. Anderson is President and CEO of Strategic Catalysts, Inc., an international strategic consulting organization. In 1983 and 1984, Mr. Anderson was Division Vice President of RCA Video Disc Operations. From 1979 to 1983 he was Senior Vice President and General Manager of Rayovac Corporation, a manufacturer of primary power sources and lighting devices. In this capacity, Mr. Anderson was responsible for the restructuring of North American Operations which included product development, eight manufacturing facilities, ten distribution centers, and a direct sales force. From 1956 to 1979 he was with the 3M Company in various management capacities including engineering, marketing, business development, and general management. These responsibilities included four years as General Manager, 3M Europe, where he was responsible for the manufacture and sales of 3M's optical and magnetic systems and media throughout Western Europe, Eastern Europe, and the Middle East. Mr. Anderson's educational background includes an engineering degree from Oregon State University and graduate business studies at Boston University.

     (2) Mr. Robert E. Carroll, age 75, was elected to the Board of Directors as of October 19, 1993. Mr. Carroll is a Consultant on Corporate and Program Management, Professional Seminar Leader on Government Contracting and Chairman and CEO of Sedona Cultural Park, Inc. He was President, Chief Executive Officer, Chief Financial Officer and a Director of the Company from March 1984 to March 1989. Prior to joining the Company, he served as President of the Systems Management and Engineering Corporation (SMEC), a Burroughs company. In 1978, he formed that organization as the Energy and Environment Division of the System Development Corporation (SDC). From 1962 to 1978, he had been Vice President and President of other SDC operations. Mr. Carroll has over 40 years of industrial and government management experience, including a number of successive Vice President assignments at North American Rockwell, Space Division; and procurement, pricing and other management executive positions with Sperry Utah Company (Sperry-Rand) and the Hughes Aircraft Company. Prior to that, he served as the Civilian Executive Officer and Principal Contracting Officer of the Pittsburgh Ordnance District of the United States Army. He received his Bachelors degree from Duquesne University and his Doctor of Jurisprudence degree from the University of Pittsburgh and was a practicing attorney in the Commonwealth of Pennsylvania.

     (3) Michael W. Fink, age 40, is Vice President - Administration at the Corporate offices.

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

     (4) Dr. Lawrence L. Kavanau, age 70, is the Founder and served as President of the Company from the Company's formation in 1966 until June 1975. He has been a Director of the Company continuously since 1966. He was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer by the Board of Directors on November 19, 1993 and remained Chairman until March 21, 1997, and CEO until August 1, 1997. From June 1975 to November 1993, he was a business and management consultant and Principal Associate of Kavanau & Associates. He served as Corporate Secretary for the Company from June 25, 1992 to November 19, 1993. From January 1989 to December 1992, he was President of Golf Lake Development, Inc. He was Chairman and Chief Executive Officer of Team Austin, Inc., a computer software and contract programming company located in San Diego, until December 1988. From February 1978 to February 1980, Dr. Kavanau also was Executive Vice President and Chief Financial Officer of Spatial, Inc., a manufacturer of pre-amplifiers. From August 1978 to January 1985, Dr. Kavanau was President of SKC Research, Inc., a company engaged in contracted research. Dr. Kavanau was a member of the Board of Directors of SKC Research, Inc. from August 1978 to February 1986. He was a member of the group which, in 1956, formed Aeronutronics Division of Ford Motor Company. He subsequently served in the Department of Defense responsible for DOD's interests in space research and development activities and was the Department's principal liaison with NASA. Prior to his founding of the Company, he was Executive Vice President - Technical of the North American Aviation (now Rockwell International) Space and Information Systems Division, and Assistant to the President, North American Aviation.

     (5) Mr. Robert D. Mowry, age 41, was elected to the Board of Directors on March 21, 1997, and became the Company's Chairman of the Board and Acting Chief Executive Officer effective August 1, 1997. Mr. Mowry is also is Chief Executive Officer of UniPrise Systems, Inc., which is engaged in the development and marketing of proprietary software products. Mr. Mowry is the founder of Big Canyon Investments, Inc., which was formed for investment and management of investments and which was sold to UniPrise Systems, Inc. in December, 1996. He is also President of North American Timeshare, Inc., dba United Computer Systems, a computer hardware and software company, and is President and owner of American Technology Investments, Inc., formed in May, 1997 for investment and management of investments. In 1983, Mr. Mowry was founder and President of Personal Computer Centre, which was a retail outlet for Compaq, IBM and Apple Computers. He sold his interest in this company in 1985. Prior to this, in 1974, Mr. Mowry founded California Minicomputer Systems, Inc. (CMS), which installed on-line distributed computer systems to large corporations. In 1982, he sold CMS to a computer electronics manufacturer and remained President of CMS, overseeing operations of the subsidiary company including new business activities with the Federal Aviation Administration until 1984.

     (6) Mr. W. Gerald Newmin, age 60, was elected to the Board of Directors as of October

19, 1993 and has served as Corporate Secretary since December 10, 1993. Mr. Newmin is the principal of Newmin Associates specializing in mergers and acquisitions and the operational management of turnaround companies. Mr. Newmin is currently Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and serves on the Board of Directors of Occu-Med, Inc., a managed health care company, Greene International West, Inc., and Caldwell Industries, Inc., both industrial manufacturing companies. Mr. Newmin is also currently Chairman of International Forum of Corporate Directors, a non-
profit organization.   He was President of HealthAmerica Corp. which grew to
over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of the International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Trojan Yacht Corporation and Anson Automotive Corporation. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

     (7) Charles E. Vandeveer, age 55, was elected to the Board of Directors on March 21, 1997, and is Vice President, Director of Operations of the Oxnard office and Senior Program Manager of the Company's contractual endeavors with the United States Navy. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

     (8) Charles H. Werner, age 70, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

     CERTAIN SIGNIFICANT EMPLOYEES

     (9) Larry W. Moe, age 44, is the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a Fortune 500 Printing Company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consulting with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

    (10) James H. Baker, age 63, is the Manager of the Arlington Office and the Program Manager for the AEGIS Foreign Military Sales (FMS) support effort. Mr. Baker joined SYS in March 1991. Prior to joining SYS, Mr. Baker was the Director of Operations for Operations Systems, Inc. (OSI). Prior to OSI, Mr. Baker was the Senior Project Manager for EG&G, Inc.. He is a retired Commander, United States Navy, Supply Corps having completed over 24 years of active service with the U.S. Navy. Mr. Baker has brought his expertise in DOD contracting, DOD Financial management and FMS to the Company and has put it to work expanding the Company's presence in the Washington DC Metropolitan Area. Mr. Baker received his Master of Management Science in Contracting from the U.S. Navy Postgraduate School, Monterey in 1968 and Bachelors degree in Statistics from Oklahoma University, Norman in 1958.

    (11) Karen White joined the Company in September, 1997 as Director, New Business Development. Most recently Ms. White was Director of New Business Development for Telecom Solutions, Inc. Prior to that, Ms. White was Vice President of New Business Development for Polytron Corporation, responsible for business development planning, and long term strategic planning, including preparation of corporate strategy for moving into the federal arena from a commercial arena. From 1987 to 1996 she was Director of New Business Development for Infotec Development, Inc., leading the capture of several large US Navy and US Air Force contracts. Karen White completed her undergraduate studies at University of Missouri, and obtained a Master's Level Professional Certification in Acquisition and Contract Management from West Coast University in Los Angeles, CA.

     OFFICERS OR DIRECTORS RESIGNING OR TERM ENDING IN 1997:

     Mr. Zoltan A. "Walt" Harasty, age 67, was elected to the Board of Directors as of April 14, 1994 and remained a director until March 21, 1997.

     FAMILY RELATIONSHIPS AND AFFILIATES:

     There is no family relationship among any of the directors and executive officers of the Company. The term of office for a director runs until the next annual meeting of shareholders and until a successor has been elected and qualified. The term of office for each executive officer runs until removal by the Board of Directors or election and qualification of his successor.

     None of the organizations described in paragraphs (1) through (11) above is affiliated with the Company with the following exceptions: The Company has pledged all its rights in Systems

Exploration, Inc. (SEI) accounts receivable and claims to a third party known as KRW Contracts and Financial Management, Inc. (KRW), which is currently owned by Robert D. Mowry, the Company's Chairman and Chief Executive Officer. Mr. Mowry is currently Chief Executive Officer of UniPrise Systems, Inc. (UniPrise). A subsidiary of UniPrise, Big Canyon Investments, Inc. (BCI), formerly owned by Mr. Mowry, is the first secured debtor of all SEI accounts receivable and claims. SYS has an agreement with BCI to support the collection efforts on a cost reimbursement basis and, during the past year, two Company employees have been assisting BCI in the collection of SEI receivables, claims and contract
closeouts.  UniPrise currently owes the Company approximately $80,000.   In
October 1995, Mr. Mowry advanced funds to finance certain SYS Trial expenses in return for possible future proceeds. These expenses by Mowry were guaranteed by SYS to the extent that SYS would in the future receive funds from SEI assets being collected by BCI.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Pursuant to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during Fiscal year 1997, its executive officers and directors complied with Section 16(a) requirements with the following exceptions: Robert
E. Carroll was delinquent in filing three Form 4s disclosing three transactions; Charles E. Vandeveer was delinquent in filing two Form 4s disclosing three transactions; Charles H. Werner was delinquent in filing Form 5. Robert D. Mowry failed to file Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 1997 and 1996 for services in all capacities to each officer, the sum of whose cash and cash-equivalent forms of remuneration during such year exceeded $100,000, and the remuneration paid during such year to all executive officers as a group (number):


--------------------------------------------------------------------------
                                                    Annual Compensation
                                                 -------------------------
               Name and Principal       Fiscal
                    Position             Year        Salary       Other
--------------------------------------------------------------------------
          Lawrence L. Kavanau(1)         1997        $90,000      $6,000
          Chief Executive Officer
--------------------------------------------------------------------------
          All Executive Officers (4)
          as a Group                     1997       $232,092     $20,500
--------------------------------------------------------------------------
          Lawrence L. Kavanau
          Chairman and Chief
          Executive Officer              1996       $84,817       $6,000
--------------------------------------------------------------------------
          All Executive Officers (4)
          as a Group                     1996       $229,397     $17,300
--------------------------------------------------------------------------

     (1)Lawrence L. Kavanau was the Company's Chief Executive Officer for Fiscal Year 1997; Robert D. Mowry assumed this position effective August 1, 1997.

     During Fiscal Year 1997, each Director of the Company (excluding full time executive officers) received a fee in the amount of $500.00 plus approved expenses per month. During the last year, the Board of Directors of the Company has been meeting on an average of once per month. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (as of June 30, 1997) (Source of Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries):


                                                Amount and Nature
                 Name and Address of               of Beneficial      Percent of
Title Of Class   Beneficial Owner                     Owner (1)        Class(2)
--------------   ----------------            ------------------------  --------

Common Stock     Robert D. Mowry             658,504 (Direct)            31.2%
Without Par      19 Cherry Hills Lane        320,000 (Indirectly,
Value            Newport Beach, CA 92660     with Voting Rights,
                                             through American
                                             Technology Investments,
                                             Inc.) (3), (4)

               Lawrence L. Kavanau           333,189 (Direct)            15.8%
               3320-140 Caminito East Bluff  162,333 (As Trustee
               La Jolla, CA  92037           or Executor, With
                                             Voting Rights)


               W. Gerald Newmin              271,679                      8.7%
               3223-18 Caminito East Bluff
               La Jolla, CA  92037

               Charles H. Werner             229,789                      7.3%
               P.O. Box 1966
               Rancho Santa Fe, CA  92067

               Robert E. Carroll             60,500(4)                    1.9%
               110 Painted Cliffs Drive
               Sedona, AZ  86336

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

(2) A total of 3,133,418 shares of Common Stock of the Company have been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

(3) American Technology Investments, Inc. (ATI) , is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

(4) Robert E. Carroll granted to ATI, an option to purchase a total of 123,078 common shares over a three year period; at this time Mr. Carroll retains beneficial ownership to these shares, but has assigned all voting rights to ATI.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT (as of June 30, 1997) (Source of
Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries):

                                              Amount and Nature
                 Name and Title of              of Beneficial         Percent of
Title Of Class   Beneficial Owner                 Owner (1)           Class (2)
--------------   ----------------          -----------------------  ----------

Common Stock     Robert D. Mowry             658,504 (Direct)           31.2%
Without Par      (Chairman, Chief            320,000 (Indirect,
Value            Executive Officer) (5)      with Voting Rights,
                                             through American
                                             Technology Investments,
                                             Inc.) (3), (4)

                 Lawrence L. Kavanau         333,189 (Direct)           15.8%
                 (Chief Financial            162,333 (As Trustee
                 Officer, Director)          or Executor, with
                                             Voting Rights)

                 W. Gerald Newmin            271,679                     8.7%
                 (Director)

                 Charles H. Werner           229,789                     7.3%
                 (Director)

                 Charles E. Vandeveer        119,616                     3.8%
                 (Vice President -
                 Oxnard Operations)

                 Robert E. Carroll            60,500(4)                  1.9%
                 (Director)

                 Michael W. Fink              35,494                     1.1%
                 (Vice-President,
                 Administration)


                 All Directors and         2,191,104                    69.9%
                 Officers as a Group

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

(2) A total of 3,133,418 shares of Common Stock of the Company have been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

(3) American Technology Investments, Inc. (ATI), is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

(4) Robert E. Carroll granted to ATI an option to purchase a total of 123,078 common shares over a three year period; at this time Mr. Carroll retains beneficial ownership to these shares, but has assigned all voting rights to ATI.

(5) Lawrence L. Kavanau was the Company's Chief Executive Officer for Fiscal Year 1997; Robert D. Mowry assumed these positions effective August 1, 1997.

     No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $.50 par value, or Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

     (c)  CHANGES IN CONTROL.   Mr. Mowry and Mr. Werner have an informal
agreement, disclosed in Form 13D and amendments thereto, to vote their aggregate 1,208,293 common shares in a manner to achieve the purpose of changing the Board of Directors and gaining control over the management and policies of SYS. In an event subsequent to June 30, 1997, Mr. Mowry was elected by the Board of Directors to the positions of Chairman of the Board and Acting Chief Executive Officer effective August 1, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 1997 the Board of Directors granted stock purchase options to three key employees and three outside directors totaling 180,000 common shares, exercisable at $.05 per share. These purchase options contain certain buy-back provisions which become effective in the event of termination of employment or directorship. All of these purchase options have been exercised as follows:

     (i) On October 11, 1996 Michael W. Fink exercised his option to purchase 30,000 common shares; on October 12, 1996 Charles E. Vandeveer exercised his option to purchase 50,000 common shares and Larry W. Moe exercised his option to purchase 25,000 common shares.

     (ii) On May 8, 1997, outside directors W. Gerald Newmin, Zoltan A. Harasty and Robert E. Carroll each exercised their options to purchase 25,000 common shares each.

     On March 11, 1997 the Company authorized the conversion of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock to common stock, at the rate of two common shares for each preference share converted, for the following individuals: Lawrence L. Kavanau converted 4,243 preference shares for 8,486 common shares; Charles E. Vandeveer converted 9,758 preference shares for 19,516 common shares; Larry W. Moe converted 8,566 preference shares for 17,132 common shares; and Michael W. Fink converted 2,697 preference shares for 5,394 common shares.

     On April 15, 1997, Mr. Robert E. Carroll agreed to sell Mr. Robert D. Mowry 186,922 shares of Common stock from the Carroll Living Trust and 10,000 shares owned directly by Mr. Carroll. Mr. Carroll gave options to Mr. Mowry to purchase an additional 123,078 shares over a three year period. As part of the option agreement, Mr. Mowry was given irrevocable voting rights for the shares on which he has options.

     During the year ended June 30, 1997 the Board of Directors authorized non-qualified stock purchase options of 25,000 common shares each to outside directors Paul I. Anderson, Charles H. Werner and Robert D. Mowry, which may be
exercised at $.31, $.09 and $.47 per share, respectively.   Exercise of the
Mowry and Werner options is subject to the approval of the Shareholders to increase the number of shares allocated under the 1997 SYS Incentive Stock Option and Restricted Stock Plan for non-employee directors and consultants by 250,000 shares. The remaining 25,000 shares currently issuable were allocated, subsequent to fiscal year end, to Mr. Anderson under a Non-Qualified Stock Option Agreement dated July 31, 1997.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

          1.6 Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by the Company with the California Secretary of State on August 15, 1996, and incorporated by this reference.


          1.7 A Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 was filed on February 21, 1997, and incorporated by this reference.

          1.8 A copy of the SYS 1997 Incentive Stock Option and Restricted Stock Plan was filed as Attachment 1 to the Company's Proxy Statement, filed on February 21, 1997, and is incorporated by this reference.

     (b)  Exhibits to this Form 10-KSB are listed in subsection (1) above.

     (c)  1.   A Form 8-K was filed on August 6, 1996, reporting that SYS had dismissed their independent auditors, Ernst & Young LLP. It also states that SYS has retained the firm of J.H. Cohn LLP as the Company's independent auditors for the fiscal year ended June 30, 1996.

          2. Form 8-K was filed on August 1, 1997, reporting the Mr. Robert D. Mowry had been elected as Chairman of the Board and Chief Executive Officer of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By:   /s/ Robert D. Mowry                         Date:  September 29, 1997
     -------------------------------------             --------------------
      ROBERT D. MOWRY
      Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Paul I. Anderson                  Date:  September 30, 1997
     -------------------------------------        --------------------
       PAUL I. ANDERSON
       Director


By:   /s/ Robert E. Carroll                  Date:  September 25, 1997
     -------------------------------------        --------------------
       ROBERT E. CARROLL
       Director


By:   /s/ Lawrence L. Kavanau                Date:  September 29, 1997
     -------------------------------------        --------------------
      LAWRENCE L. KAVANAU
      Director and Chief Financial Officer


By:  /s/ Robert D. Mowry                     Date:  September 29, 1997
     -------------------------------------        --------------------
      ROBERT D. MOWRY
      Director


By:  /s/ W. Gerald Newmin                    Date:  September 30, 1997
     -------------------------------------        --------------------
     W. GERALD NEWMIN
      Director and Corporate Secretary


By:  /s/ Charles E. Vandeveer                Date:  September 24, 1997
     -------------------------------------        --------------------
      CHARLES E. VANDEVEER
      Director


By:  /s/ Charles H. Werner                   Date:  September 29, 1997
     -------------------------------------        --------------------
     CHARLES H. WERNER
     Director