Form 10QSB
period 1997-09-30
SYS
filed 1997-11-12
CIK 96057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1997
                                  --------------------------

         TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----      ACT

FOR THE TRANSITION PERIOD FROM                        TO
                               ------------------        -----------------

COMMISSION FILE NUMBER    0-4169
                       ----------

                                       SYS
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              CALIFORNIA                               95-2467354
     -------------------------------            -----------------------
      (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

          6363 GREENWICH DRIVE, SUITE 200, SAN DIEGO, CALIFORNIA  92122
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

Yes   X      No
    -----       ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,138,786 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF SEPTEMBER 30, 1997.

     Transitional Small Business Disclosure Format (check one):

Yes    X       No
    ------       -------

                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER


     Item 1.   Financial Statements
               Condensed Balance Sheets (unaudited)
                    September 30, 1997 and June 30, 1997. . . . . . . . . . . 3
               Condensed Statements of Operations (unaudited)
                    Three Months Ended September 30, 1997
                    and Three Months Ended September 30, 1996 . . . . . . . . 4
               Condensed Statements of Cash Flows (unaudited)
                    Three Months Ended September 30, 1997
                    and Three Months Ended September 30, 1996 . . . . . . . . 5
               Notes to Condensed Financial Statements (unaudited). . . . . . 6

     Item 1a.  Factors Which May Affect Future Results. . . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

                    Description of Business . . . . . . . . . . . . . . . . . 9
                    Results of Operations . . . . . . . . . . . . . . . . . .10
                    Liquidity and Capital Resources . . . . . . . . . . . . .10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 12

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 12

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 12

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 12

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                       SYS
                            CONDENSED BALANCE SHEETS

                                                       9/30/97        6/30/97
                                                    -------------    ---------
                                                     (UNAUDITED)
ASSETS
-------------------------------------------
Current assets:
     Cash                                            $   18,000      $  194,000
     Contract receivables, net                        1,317,000       1,043,000
     Other current assets                               266,000         215,000
                                                     ----------      ----------
          Total current assets                       $1,601,000      $1,452,000
Equipment, furniture and fixtures,
     at cost, less accumulated
     depreciation and amortization                      151,000         148,000
Other assets                                             15,000          15,000
                                                     ----------      ----------
                                                     $1,767,000      $1,615,000
                                                     ----------      ----------
                                                     ----------      ----------
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
     Note payable to bank                            $  297,000      $        0
     Accounts payable                                   293,000         462,000
     Accrued payroll and related taxes                  174,000         238,000
     Other accrued liabilities                           56,000          65,000
     Current portion of other long-term debt            101,000         113,000
     Income taxes payable                                 2,000               0
                                                     ----------      ----------
          Total current liabilities                  $  923,000      $  878,000
Other long-term debt                                    112,000         125,000
Stockholders' equity:
     Preferred stock                                     55,000          55,000
     Series B Preference Stock                           76,000          78,000
     Common stock                                       446,000         443,000
     Retained earnings                                  155,000          36,000
                                                     ----------      ----------
          Total stockholders' equity                 $  732,000      $  612,000
                                                     ----------      ----------
                                                     $1,767,000      $1,615,000
                                                     ----------      ----------
                                                     ----------      ----------

                                       SYS
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                  -----------------------------
                                                      1997             1996
                                                  -------------    ------------

Contract revenues                                   $2,034,000      $1,556,000
                                                    ----------      ----------
Costs and expenses:
     Contract costs                                 $1,723,000      $1,290,000
     General and administrative                        184,000         181,000
                                                    ----------      ----------
                                                    $1,907,000      $1,471,000
                                                    ----------      ----------
Income from operations                              $  127,000      $   85,000
Other expenses:
     Interest                                            8,000           9,000
                                                    ----------      ----------
                                                    $    8,000      $    9,000
                                                    ----------      ----------
Income before income taxes                          $  119,000      $   76,000
Provision for income taxes                                   0               0
                                                    ----------      ----------
Net income                                          $  119,000      $   76,000
Dividends on preferred shares                                0               0
                                                    ----------      ----------
Net income applicable to
     common and common equivalent shares            $  119,000      $   76,000
Retained earnings at beginning of period                36,000        (187,000)
                                                    ----------      ----------
Retained earnings at end of period                  $  155,000      $ (111,000)
                                                    ----------      ----------
                                                    ----------      ----------

Earning per common and
     common equivalent shares                       $     0.04      $     0.03
                                                    ----------      ----------
                                                    ----------      ----------
Weighted average number of common and
     common equivalent shares                        3,253,651       2,827,186
                                                    ----------      ----------
                                                    ----------      ----------

                                       SYS
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                          ------------------------
                                                              1997         1996
                                                           ----------    ---------
Operating activities:
Net income                                                 $   119,000    $   76,000
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                             13,000        11,000
      Provision for doubtful accounts                                0             0
      Changes in operating assets and liabilities:
         Contract receivables                                 (274,000)     (177,000)
         Other current assets and other assets                 (51,000)      (14,000)
         Accounts payable                                     (167,000)       75,000
         Accrued payroll and related taxes                     (64,000)      (73,000)
         Other accrued liabilities                              (9,000)      (24,000)
                                                           -----------    ----------
Net cash provided by (used in) operating activities        $  (433,000)   $  (126,000)
Investing activities:
Acquisition of furniture and equipment                     $   (16,000)   $    (9,000)
(Increase) decrease of other assets                                  0              0
                                                           -----------    ----------
Net cash provided by (used in) investing activities        $   (16,000)   $    (9,000)
                                                           -----------    ----------
Financing activities:
   Proceeds from note payable to bank                      $ 2,048,000    $ 1,435,000
   Payments on note payable to bank                         (1,747,000)    (1,365,000)
   Other notes payable                                         (18,000)       104,000
   Payments of capital lease obligations                       (10,000)        (9,000)
   Payments of preferred stock dividends                             0              0
   Proceeds from issuance of common shares                           0              0
                                                           -----------    ----------
Net cash provided by (used in) financing activities        $   273,000    $   165,000
                                                           -----------    ----------
Increase (decrease) in cash                                $  (176,000)   $    30,000
Cash at beginning of period                                    194,000         25,000
                                                           -----------    ----------
Cash at end of period                                      $    18,000    $    55,000
                                                           -----------    ----------
                                                           -----------    ----------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of the results of the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(2) Income per common share is computed by dividing the net income applicable to common stock for the year by the weighted average number of common shares outstanding as adjusted for the dilutive effects of the assumed conversion of the 4% preferred stock (a common stock equivalent) and the exercise of stock options. The effects of the assumed conversion of the 9% preference stock were either anti-dilutive or immaterial.

(3) The results of operations for the quarter ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

ITEM 1A.  FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Information contained in this Form 10-QSB should be studied carefully by any potential investor while considering the following risk factors to the Company.

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

     4. PRIOR OPERATING HISTORY AND LACK OF TIMELY SEC FILINGS The Company is current on its SEC filings and has been throughout the two years covered by this 10-QSB.

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

          The Underway Replenishment (UNREP) Program was extended into its final of three option years on September 1, 1996. On July 25, 1997, the contract was extended an additional six months which runs through February 28, 1998. The proposal for the follow on contract was submitted on September 11, 1997. UNREP provides in-service engineering support to the U.S. Navy fleet. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An AEGIS Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project will now continue to refine the detail design. Shipboard technical assistance continues to expand and provides the basis for continued business confidence in the coming year.

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

          The Company was awarded a two year subcontract from Systems Application and Technologies to continue its support to the Naval Air Systems Command. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

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

          On September 5, 1997, the Company began to provide UNREP-type services to the Republic of Korea Navy through a subcontract with Lake Shore, Inc. This program will run through most of this fiscal year.

          The Company's sales of Sun computers and equipment continued at a reduced level. The Company is also attempting to apply the skills acquired in the Defense arena into the commercial sector. The Company recently received notification from the State of California that it has been approved as a supplier of services to the State.

RESULTS OF OPERATIONS

          The Company revenues for the first quarter of FY 1998 are approximately 31% higher than those in the same quarter in FY 1997. The revenue increase is primarily due to a 9% increase in work on the MPA contract, a 6% increase in work on the UNREP contract and a 410% increase in work on the NAME contract. The profit for the quarter is $119,000 as compared to $76,000 for this quarter in the prior year. The negotiated contract backlog was approximately $4,583,000 at the end of the quarter.

          The Company's line of credit with Scripps Bank increased to $297,000 at the end of the first quarter of FY 1998. At the end of the same period in FY 1997, the line of credit balance was $169,000. The reason for the increased usage at September 30, 1997 is a timing difference. Billed contract receivables had not been paid by the end of the quarter, but payments were received shortly thereafter, which reduced the line of credit balance to zero.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had contract receivables (net) of $1,317,000 at the end of the first quarter of FY 1998. For the same quarter in FY 1997, the contract receivables (net) were $1,164,000. This is a direct result of the increase in revenue.

          The Company had accounts payable of $293,000 at the end of the first quarter of FY 1998. For the same quarter in FY 1997, the accounts payable were $377,000.

          The Company maintains a $500,000 revolving credit facility with Scripps Bank which matured on August 30, 1997. The Bank extended the loan to October 15, 1997, at which time it was renewed for a year. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 75% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

          Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year.

     Several key factors indicating the Company's financial condition include:

                                SEPTEMBER 30, 1997     JUNE 30, 1997
                                -----------------      -------------

 Current ratio                       1.73                 1.65
 Maximum debt to net worth           1.41                 1.64
 Net worth                         $732,000             $612,000
 Net working capital               $678,000             $574,000
 Debt to total assets                 59%                  62%
 Book value per common share        $0.23                $0.20


          The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth.
Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is total stockholders' equity divided by the weighted average number of common and common equivalent shares.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On June 14, 1996, the Company filed a Notice of Appeal from the Judgement and Order on the Jury Verdict of April 3, 1996 regarding the outcome of the Gray, Cary, Ames & Frye (GCAF) lawsuit. To obviate the necessity for bonding the appeal to preclude collection efforts during the appeal, the Company paid the Judgement on May 9, 1997, reserving its rights to continue the appeal.

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

ITEM 2.   CHANGES IN SECURITIES

          On July 1, 1997, the Company granted the conversion of 2,684 shares of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock into 5,368 shares of Common Stock.

          During the year ended June 30, 1997, the Board of Directors authorized non-qualified stock purchase options of 25,000 Common shares each to outside directors Paul I. Anderson, Charles H. Werner and Robert D. Mowry, which may be exercised at $0.31, $0.09 and $0.47 per share, respectively. Exercise of the Mowry and Werner options is subject to the approval of the Shareholders to increase the number of shares allocated under the 1997 SYS Incentive Stock Option and Restricted Stock Plan for non-employee directors and consultants by 250,000 Common shares. There were originally 100,000 Common shares available to non-employee directors and consultants through the Plan, 75,000 of those shares were previously issued. The remaining 25,000 shares currently issuable were allocated to Mr. Anderson under a Non-Qualified Stock Option Agreement dated July 31, 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          Subsequent to the end of this reporting period, on October 28, 1997, an Action of the Holders of a Majority of the Shares Outstanding by Written Consent in Lieu of a Meeting of SYS approved an amendment of Section
(a), Fourth Article, of the Articles of Incorporation. This amendment stated "The number of directors of this corporation shall not be less than five, nor more than nine, the exact number of which shall be fixed by a bylaw duly adopted by the shareholders or by the corporation's board of directors." A Certificate of Amendment of Articles of Incorporation of SYS was approved by the Board of Directors and by the required vote of

Shareholders and is pending filing with the Secretary of State of California.

ITEM 5.   OTHER INFORMATION

          Effective August 1, 1997, Mr Robert D. Mowry was elected as Chairman of the Board and Chief Executive Officer of the Company.

          At the Board of Directors meeting on August 20, 1997, Mr. L. Randolph Knapp was elected to fill the vacant seat on the Board effective as of September 16, 1997.

          At the Board of Directors meeting on September 16, 1997, Mr. Richard W. Wood was elected as a director of the Company effective on the date the Company's Articles of Incorporation provide for nine (9) directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K was filed on August 1, 1997, reporting that Mr. Robert D. Mowry had been elected as Chairman of the Board and Chief Executive Officer of the Company.

                                  SIGNATURES

          In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SYS
                                         -----------------------------
                                                 (Registrant)



Date: November 10, 1997                  /s/ ROBERT D. MOWRY
      -----------------                  ------------------------------
                                         Robert D. Mowry
                                         Chairman and
                                         Chief Executive Officer