Form 10QSB
period 1997-12-31
SYS
filed 1998-02-13
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

For the quarterly period ended        December 31, 1997
                               -------------------------------

          Transaction Report Under Section 13 or 15(d) of the Securities
-----     Exchange Act

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number    0-4169
                       ------------

                                         SYS
--------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

            California                                        95-2467354
------------------------------------                    ------------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

            6363 Greenwich Drive, Suite 200, San Diego, California  92122
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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,144,870 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF DECEMBER 31, 1997.

     Transitional Small Business Disclosure Format (check one):

Yes   X      No
    -----       -----

                                 TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number


     Item 1.   Financial Statements
               Condensed Balance Sheets (unaudited)
                    December 31, 1997 and September 30, 1997. . . . . . . . . .3
               Condensed Statements of Operations (unaudited)
                    Three Months and Six Months Ended December 31, 1997
                    and Three Months and Six Months Ended December 31, 1996 . .4
               Condensed Statements of Cash Flows (unaudited)
                    Six Months Ended December 31, 1997
                    and Six Months Ended December 31, 1996. . . . . . . . . . .5
               Notes to Condensed Financial Statements (unaudited). . . . . . .6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Description of Business. . . . . . . . . . . . . . .  . . .9
                    Results of Operations. . . . . . . . . . . . . . .  . . . 10
                    Liquidity and Capital Resources . . . . . . . . . . . . . 11


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings . . . . . . . . . . . . . . .  . . . . . . . 12

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 12

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 12

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 12

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                         SYS
                               CONDENSED BALANCE SHEETS

                                                  12/31/97         9/30/97
                                                -----------      -----------
                                                (Unaudited)      (Unaudited)
ASSETS
Current assets:
   Cash                                        $      16,000    $      18,000
   Contract receivables, net                       1,333,000        1,317,000
   Other current assets                              101,000          266,000
                                              ---------------  ---------------
      Total current assets                     $   1,450,000    $   1,601,000

Equipment, furniture and fixtures,
   at cost, less accumulated
   depreciation and amortization                     152,000          151,000
Other assets                                         124,000           15,000
                                              ---------------  ---------------
                                               $   1,726,000    $   1,767,000
                                              ---------------  ---------------
                                              ---------------  ---------------
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                        $     257,000    $     297,000
   Accounts payable                                  175,000          293,000
   Accrued payroll and related taxes                 234,000          174,000
   Other accrued liabilities                          12,000           56,000
   Current portion of other long-term debt            46,000          101,000
   Income taxes payable                               23,000            2,000
                                              ---------------  ---------------
      Total current liabilities                $     747,000    $     923,000

Other long-term debt                                 176,000          112,000

Stockholders' equity:
   Preferred stock                                    55,000           55,000
   Series B preference stock                          73,000           76,000
   Common stock                                      449,000          446,000
   Retained earnings                                 226,000          155,000
                                              ---------------  ---------------
      Total stockholders' equity               $     803,000    $     732,000
                                              ---------------  ---------------
                                               $   1,726,000    $   1,767,000
                                              ---------------  ---------------
                                              ---------------  ---------------

                                         SYS
                          CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                   Three months ended                    Six months ended
                                                      December 31                         December 31
                                            -------------------------------     -------------------------------
                                                1997              1996              1997              1996
                                            -------------     -------------     -------------     -------------
Contract revenues                            $1,990,000        $1,760,000        $4,024,000        $3,316,000
Costs and expenses:
   Contract costs                            $1,697,000        $1,482,000        $3,420,000        $2,772,000
   General and administrative                   202,000           196,000           386,000           377,000
                                            -------------     -------------     -------------     -------------
                                             $1,899,000        $1,678,000        $3,806,000        $3,149,000
                                            -------------     -------------     -------------     -------------
Income from operations                       $   91,000        $   82,000        $  218,000        $  167,000

Other expenses:
   Interest                                       6,000            18,000            14,000            27,000
                                            -------------     -------------     -------------     -------------
                                                  6,000            18,000            14,000            27,000
                                            -------------     -------------     -------------     -------------
Income (loss) before income taxes            $   85,000        $   64,000        $  204,000        $  140,000

Provision for income taxes                       13,000                 0            13,000                 0
                                            -------------     -------------     -------------     -------------
Net income (loss)                                72,000            64,000           191,000           140,000

Dividends on preferred shares                     1,000             1,000             1,000             1,000
                                            -------------     -------------     -------------     -------------
Net income (loss) applicable to
   common and common
   equivalent shares                         $   71,000        $   63,000        $  190,000        $  139,000

Retained earnings at beginning
   of period                                    155,000          (111,000)           36,000          (187,000)
                                            -------------     -------------     -------------     -------------

Retained earnings at end of period           $  226,000        $  (48,000)       $  226,000        $  (48,000)
                                            -------------     -------------     -------------     -------------
                                            -------------     -------------     -------------     -------------
Earning (losses) per common
   and common equivalent shares              $     0.02        $     0.02        $     0.06        $     0.05
                                            -------------     -------------     -------------     -------------
                                            -------------     -------------     -------------     -------------
Weighted average number of
   common and common
   equivalent shares                          3,260,000         2,921,000         3,259,000         2,874,000
                                            -------------     -------------     -------------     -------------
                                            -------------     -------------     -------------     -------------

                                         SYS
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                               Six months ended
                                                                  December 31
                                                        --------------------------------
                                                             1997             1996
                                                        ---------------  ---------------
Operating activities:
Net income (loss)                                        $    191,000     $    140,000
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                            25,000           23,000
      Provision for doubtful accounts                               0                0
      Changes in operating assets and liabilities:
         Contract receivables                                (290,000)        (576,000)
         Other current assets and other assets                  5,000          (40,000)
         Accounts payable                                    (287,000)         187,000
         Accrued payroll and related taxes                     (4,000)         (50,000)
         Income taxes payable                                  23,000                0
         Other accrued liabilities                            (53,000)         (24,000)

                                                        ---------------  ---------------
Net cash provided by (used for) operating activities     $   (390,000)    $   (340,000)

Investing activities:
Acquisition of furniture and equipment                   $    (29,000)    $    (11,000)
(Increase) decrease in other assets                                 0                0
                                                        ---------------  ---------------

Net cash provided by (used in) investing activities      $    (29,000)    $    (11,000)
                                                        ---------------  ---------------
Financing activities:
   Proceeds from note payable to bank                       4,355,000        2,975,000
   Payments on note payable to bank                        (4,098,000)      (2,718,000)
   Other notes payable and capital lease obligations          (16,000)          74,000
   Payments of preferred stock dividends                            0                0
   Proceeds from issuance of common stock                           0            5,000
                                                        ---------------  ---------------

Net cash provided by (used in) financing activities      $    241,000     $    336,000
                                                        ---------------  ---------------
Increase (decrease) in cash                              $   (178,000)    $    (15,000)
Cash at beginning of period                                   194,000           25,000
                                                        ---------------  ---------------

Cash at end of period                                    $     16,000     $     10,000
                                                        ---------------  ---------------
                                                        ---------------  ---------------

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

(2) Income per common share is computed by dividing the net income applicable to common stock for the year by the weighted average number of common shares outstanding as adjusted for the dilutive effects of the assumed conversion of the 4% preferred stock (a common stock equivalent) and the exercise of stock options. The effects of the assumed conversion of the 9% preference stock were either immaterial or antidilutive.

(3) The results of operations for the quarter and six-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     2. DEPENDENCE ON KEY PERSONNEL The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, it would be affected in an uncertain way if any of these personnel were to be lost to the Company.

     3. COMPETITION The Company has many competitors who vie for the same customers as SYS. They are competent, experienced and continuously working to take work projects away from the Company.

     4. PRIOR OPERATING HISTORY AND LACK OF TIMELY SEC FILINGS The Company is current on its SEC filings and has been throughout the period covered by this 10-QSB.

     5. LIMITED ASSETS OF THE COMPANY The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a short term bank loan with Scripps Bank and other short-term accruals imposes certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

     6. LIMITED MARKET FOR COMMON STOCK. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

     7. POSSIBLE RULE 144 STOCK SALES. A total of 2,156,104 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

     8. RISKS OF LOW PRICED STOCKS. Trading in the Company's stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain, accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or, for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any penny stock defined as a penny stock.
     The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.
     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.
     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.
     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and
(iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.
     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

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

       The Company currently has three principle contracts with the U. S. Navy. These prime contracts are Underway Replenishment (UNREP); Management, Planning and Administrative (MPA); and Naval Architecture and Marine Engineering (NAME).

       The Company was successful in winning the recompete of the Underway Replenishment (UNREP) Program which provides in-service engineering support to the U. S. Navy Fleet. The new contract became effective on December 4, 1997 and consists of a base year and three one year options. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An AEGIS Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project will continue to refine the detail design. Shipboard technical assistance continues to expand and provides the basis for continued business confidence in the current fiscal year.

       The Management, Planning and Administrative (MPA) Program had its third of four option years exercised on February 1, 1998. This Program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA Program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

       The Naval Architecture and Marine Engineering (NAME) Program had its second of four option years exercised on November 25, 1997. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), we provide extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The outlook for this contract is good, but challenging. We are attempting to expand our customer base in an environment of decreasing customer budgets.

       The Company was awarded a two year subcontract on August 18, 1997 from Systems Application and Technologies to continue its support to the Naval Air Systems Command. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

       Washington Operations successfully recompeted a five year subcontract with their prime contractor, Tracor, on April 24, 1997. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO,SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

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


RESULTS OF OPERATIONS

       The Company revenues for this quarter are approximately 13% more than those in the same quarter in FY 1997. For the first six months of FY 1998, revenues increased by about 21% over the prior year's same period. The increased revenue is primarily due to additional revenues on the UNREP, MPA and NAME contracts. Revenues in the second quarter of FY 1998 were about 2% lower than in the first quarter of the year. This was mainly due to slightly lower revenue on the MPA contract.

       Total contract and general and administrative expenses have consistently been about 95% of the contract revenue for the three and six month periods ended December 31, 1997 and 1996. Interest expense has been lower in fiscal year 1998 due to less borrowing on the Company's line of credit with Scripps Bank. The Company has used all available tax loss carry forwards and has therefore provided for income taxes for the current fiscal year.

       Income from operations has been consistently about 5% of the contract revenue for the three and six month periods ended December 31, 1997 and 1996. Net Income for the quarter is $72,000 and for the year to date is $191,000. For the same periods in FY 1997, the net income was $64,000 and $140,000, respectively. The negotiated contract backlog was approximately $4,186,000 at the end of the second quarter.

       The outstanding balance on the Company's revolving line of credit with Scripps Bank decreased to $257,000 at the end of the second quarter of FY 1998. The balance at the end of the first quarter was $297,000. At the end of the second quarter in FY 1997, the note balance was $356,000.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had contract receivables (net) of $1,333,000 at the end of the second quarter of FY 1998. For the same quarter in FY 1997, the contract receivables (net) were $1,563,000. The reason FY 1998 contract receivables are lower than the prior year is because of more efficient payment processing by Defense Finance and Accounting Service (DFAS).

       The Company had accounts payable of $175,000 at the end of the second quarter of FY 1998. For the same quarter in FY 1997 the accounts payable were $489,000. With the efficient processing of payments by DFAS, the Company has been able to remain current with their accounts payable.

       The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on October 15, 1998. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

       Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year.

     Several key factors indicating the Company's financial condition include:

                                      December 31, 1997    June 30, 1997
                                      -----------------    -------------
Current ratio                               1.94                1.65
Maximum debt to net worth                   1.15                1.64
Net worth                                 $803,000            $612,000
Net working capital                       $703,000            $574,000
Debt to total assets                        53%                 62%
Book value per common share                 $0.25               $0.20


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

       In November 1995, a creditor of Systems Exploration, Inc. (SEI) filed a breach of contract action against the Company in California Superior Court. This matter was settled on January 20, 1998.


ITEM 2.   CHANGES IN SECURITIES

       On July 1, 1997, the Company granted the conversion of 2,684 shares of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock into 5,368 shares of Common Stock.

       On November 14, 1997, the Company granted the conversion of 3,042 shares of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock into 6,084 shares of Common Stock.

       During the year ended June 30, 1997, the Board of Directors authorized non-qualified stock purchase options of 25,000 Common shares each to outside directors Paul I. Anderson, Charles H. Werner and Robert D. Mowry, which may be exercised at $0.31, $0.09 and $0.47 per share, respectively. Anderson's Non-Qualified Stock Option Agreement was completed July 31, 1997. Non-Qualified Stock Option Agreements for Mowry and Werner are currently being finalized.

       On September 3, 1997, Karen White was hired by the Company. As part of her compensation package, she was granted qualified options on 50,000 shares of the Company's common stock. The stock option agreement has not been finalized.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       On October 28, 1997, an Action of the Holders of a Majority of the Shares Outstanding by Written Consent in Lieu of a Meeting of SYS approved an amendment of Section (a), Fourth Article, of the Articles of Incorporation. This amendment stated "The number of directors of this corporation shall not be less than five, nor more than nine, the exact number of which shall be fixed by a bylaw duly adopted by the shareholders or by the corporation's board of directors." A Certificate of Amendment of Articles of Incorporation of SYS was approved by the Board of Directors and by the required vote of Shareholders and was filed with the Secretary of State of California on November 7, 1997.

       On January 8, 1998, the Company held its 1997 Annual Meeting of Shareholders. There were 3,138,786 shares eligible as of the record date and 2,733,597 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

     (a.)   Proposal to elect the Directors pursuant to management's
nominations.  This proposal was approved with a voice vote.

     (b.)   Proposal to approve the appointment of J.H. Cohn LLP as the independent certified public accountants for the corporation for its 1998 fiscal year. This proposal was approved with a voice vote.

     (c.)   Proposal to increase number of authorized common shares to 12.0 million. This proposal was approved with a voice vote. Filing of an amendment to Article Fourth of the Company's Articles of Incorporation is now pending with the Secretary of State of California.

     (d.)   Proposal to amend the SYS 1997 Incentive Stock Option and
Restricted Stock Plan increasing the number of common shares allocated for non-employee directors and consultants to 350,000 shares.

     (e.)   Proposal to further amend the SYS 1997 Incentive Stock Option and
Restricted Stock Plan increasing the number of common shares allocated for employees to 500,000 shares.


ITEM 5.     OTHER INFORMATION

       Effective August 1, 1997, Mr Robert D. Mowry was elected as Chairman of the Board and Chief Executive Officer of the Company.

       Mr. Mowry is also Chief Executive Officer of UniPrise Systems, Inc. (UniPrise). Big Canyon Investments, Inc. (BCI), formerly owned by Mr. Mowry, and now a subsidiary of UniPrise, is the first secured debtor of the accounts receivable and claims of an unrelated third party company. The Company has an agreement with BCI to support the collection efforts on a cost reimbursement basis and two Company employees have been assisting BCI in the collection of these receivables and claims and in the closing out of the contracts. UniPrise currently owes the Company approximately $112,000 for the use of these employees and other related costs.

       At the Board of Directors meeting on August 20, 1997, Mr. L. Randolph Knapp was elected to fill the vacant seat on the Board effective as of September 16, 1997.

       At the Board of Directors meeting on September 16, 1997, Mr. Richard W. Wood was elected as a director of the Company effective on the date the Company's Articles of Incorporation provide for nine (9) directors. The Articles were amended on November 7, 1997.

     On February 4, 1998, the Company entered into a preliminary understanding for the proposed purchase of the outstanding capital stock of Ameritech Environmental, Inc. ("AEI") from L. Eugene Fling II (the "Seller"). In connection with the proposed transaction, Ameritech Engineering, LLC ("AELLC") has agreed to sell back to AEI certain assets previously purchased from AEI. While the preliminary understanding is subject to further due diligence and approval by the Company's Board of Directors, the Company seeks to establish a wholly-owned subsidiary for the operating of AEI. AEI is in the business of environmental testing and consulting. AEI had no sales or assets in the prior year, however the Company feels that AEI does possess technical know-how in the environmental consulting field.

     In the event that the Company completes the acquisition of AEI on the terms stated in the preliminary understanding, the Company would be obligated to pay up to $50,000 at closing to the Anthony-Taylor Companies, Inc., and $28,000 to the Heim Group. The Company would also seek to employ L. Eugene Fling II under the terms of an employment and incentive performance agreement under which Fling will receive: (i) $75,000 at the closing of the transaction; (ii) an aggregate of $60,000 in two payments made within six months and twelve months following close of the acquisition; (iii) an employment agreement at a salary of $105,000 annually; (iv) a common stock purchase option, subject to certain vesting procedures, for the purchase of up to eighty thousand (80,000) shares of the Company's common stock; and (v) an option for up to two hundred thousand (200,000) performance-based shares of the Company's common stock.

     The arrangements with AEI and the related understandings are subject to further review, due diligence, negotiation, and approval by the Company's Board of Directors. A copy of the preliminary agreements with Mr. Fling, Anthony-Taylor Companies, Inc. and the Heim Group are attached to this Form 10-QSB.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.
            1.1     Letter dated January 26, 1998 between L. Eugene Fling II and
                    SYS.

            1.2 Letter dated January 27, 1998 between Anthony-Taylor Companies, Inc. and SYS.

            1.3     Letter dated January 23, 1998 between The Heim Group and
                    SYS.

     (b)            Form 8-K.

     Form 8-K was filed on August 1, 1997, reporting that Mr. Robert D. Mowry had been elected as Chairman of the Board and Chief Executive Officer of the Company.

                                      SIGNATURES


       In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          SYS
                                               ---------------------------
                                                      (Registrant)



Date:    February 11, 1997                     /s/ Robert D. Mowry
      --------------------------               ---------------------------
                                               Robert D. Mowry
                                               Chairman and
                                               Chief Executive Officer