Form 10QSB
period 1998-03-31
SYS
filed 1998-05-14
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

   X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
  ---     Act of 1934

For the quarterly period ended        March 31, 1998
                               ----------------------------
          Transaction Report Under Section 13 or 15(d) of the Securities
  ---     Exchange Act

For the transition period from                   to
                               -----------------     -----------------
Commission File Number    0-4169
                       ------------
                                        SYS
-----------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

        California                                           95-2467354
-------------------------------                       -----------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

       6363 Greenwich Drive, Suite 200, San Diego, California  92122
-----------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                                 (619) 587-0484
-----------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

-----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,148,518 shares of common stock, without par value, as of March 31, 1998.

     Traditional Small Business Disclosure Format (check one):

Yes  X     No
    ---       ---

                                TABLE OF CONTENTS

                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

  Item 1.   Financial Statements
            Condensed Balance Sheets (unaudited)
                 March 31, 1998 and December 31, 1997 . . . . . . . . . . 3
            Condensed Statements of Operations (unaudited)
                 Three Months and Nine Months Ended March 31, 1998
                 and Three Months and Nine Months Ended March 31, 1997. . 4
            Condensed Statements of Cash Flows (unaudited)
                 Nine Months Ended March 31, 1998
                 and Nine Months Ended March 31, 1997 . . . . . . . . . . 5
            Notes to Condensed Financial Statements (unaudited) . . . . . 6

  Item 1a.  Factors Which May Affect Future Results . . . . . . . . . . . 6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Description of Business. . . . . . . . . . . . . . . . . 9
                 Results of Operations. . . . . . . . . . . . . . . . . .10
                 Liquidity and Capital Resources. . . . . . . . . . . . .11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .12

  Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . .12

  Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .12

  Item 4.   Submission of Matters to a Vote of Security Holders . . . . .13

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .13

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .14


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                      SYS
                            CONDENSED BALANCE SHEETS

                                                                    3/31/98            12/31/97
                                                                   ----------         -----------
                                                                   (Unaudited)        (Unaudited)
           ASSETS
           Current assets:
                Cash                                              $   15,000        $   16,000
                Contract receivables, net                          1,441,000         1,333,000
                Other current assets                                 250,000           101,000
                                                                  ----------        ----------
                     Total current assets                         $1,706,000        $1,450,000

           Equipment, furniture and fixtures,
                at cost, less accumulated
                depreciation and amortization                        164,000           152,000
           Other assets                                              137,000           124,000
                                                                  ----------        ----------
                                                                  $2,007,000        $1,726,000
                                                                  ----------        ----------
                                                                  ----------        ----------

           LIABILITIES & STOCKHOLDERS' EQUITY
           Current liabilities:
                Note payable to bank                              $  478,000        $  257,000
                Accounts payable                                     255,000           175,000
                Accrued payroll and related taxes                    177,000           234,000
                Other accrued liabilities                             14,000            12,000
                Current portion of other long-term debt               26,000            46,000
                Income taxes payable                                  31,000            23,000
                                                                  ----------        ----------
                     Total current liabilities                    $  981,000        $  747,000

           Other long-term debt                                      158,000           176,000

           Stockholders' equity:
                Preferred stock                                       55,000            55,000
                Series B preference stock                             71,000            73,000
                Common stock                                         451,000           449,000
                Retained earnings                                    291,000           226,000
                                                                  ----------        ----------
                     Total stockholders' equity                   $  868,000        $  803,000
                                                                  ----------        ----------
                                                                  $2,007,000        $1,726,000
                                                                  ----------        ----------
                                                                  ----------        ----------

                                      SYS
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                        Three months ended                    Nine months ended
                                                             March 31                             March 31
                                                   ------------------------------        ---------------------------
                                                      1998                1997              1998             1997
                                                   ----------          ----------        ----------       ----------
 Contract revenues                                 $1,875,000          $2,065,000        $5,899,000       $5,381,000

 Costs and expenses:
      Contract costs                               $1,599,000          $1,813,000        $5,019,000       $4,585,000
      General and administrative                      193,000             150,000           579,000          527,000
                                                   ----------          ----------        ----------       ----------
                                                   $1,792,000          $1,963,000        $5,598,000       $5,112,000
                                                   ----------          ----------        ----------       ----------
 Income from operations                            $   83,000          $  102,000        $  301,000       $  269,000

 Other expenses:
      Interest                                         11,000               5,000            25,000           32,000
                                                   ----------          ----------        ----------       ----------
                                                       11,000               5,000            25,000           32,000
                                                   ----------          ----------        ----------       ----------
 Income before income taxes                        $   72,000          $   97,000        $  276,000       $  237,000

 Provision for income taxes                             4,000                   0            17,000                0
                                                   ----------          ----------        ----------       ----------
 Net income                                            68,000              97,000           259,000          237,000

 Dividends on preferred shares                              0               3,000             1,000            4,000
 Dividends on preference shares                         2,000                   0             2,000                0
                                                   ----------          ----------        ----------       ----------

 Net income applicable to
      common and common
      equivalent shares                            $   66,000          $   94,000        $  256,000       $  233,000
 Retained earnings at beginning
      of period                                       226,000             (48,000)           36,000         (187,000)
                                                   ----------          ----------        ----------       ----------
 Retained earnings at end of period                $  292,000          $   46,000        $  292,000       $   46,000
                                                   ----------          ----------        ----------       ----------
                                                   ----------          ----------        ----------       ----------
 Earning per common and
      common equivalent shares                     $     0.02          $     0.03        $     0.08       $     0.08
                                                   ----------          ----------        ----------       ----------
                                                   ----------          ----------        ----------       ----------
 Weighted average number of
      common and common
      equivalent shares                             3,271,000           2,956,000         3,266,000        2,901,000
                                                   ----------          ----------        ----------       ----------
                                                   ----------          ----------        ----------       ----------

                                      SYS
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                        Nine months ended
                                                                            March 31
                                                                  -----------------------------
                                                                     1998                1997
                                                                  ---------           ---------
 Operating activities:
 Net income                                                      $  259,000          $  237,000
 Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
           Depreciation and amortization                             38,000              34,000
           Provision for doubtful accounts                                0                   0
           Changes in operating assets and liabilities:
                Contract receivables                               (398,000)            (45,000)
                Other current assets and other assets              (157,000)            (42,000)
                Accounts payable                                   (207,000)            (52,000)
                Accrued payroll and related taxes                   (61,000)            (86,000)
                Income taxes payable                                 26,000                   0
                Other accrued liabilities                           (51,000)            (13,000)
                                                                 ----------          ----------
 Net cash provided by (used for) operating activities            $ (551,000)         $   33,000

 Investing activities:
 Acquisition of furniture and equipment                          $  (54,000)         $   47,000
 (Increase) decrease in other assets                                      0                   0
                                                                 ----------          ----------
 Net cash provided by (used in) investing activities             $  (54,000)         $   47,000
                                                                 ----------          ----------
 Financing activities:
      Proceeds from note payable to bank                          6,140,000           5,291,000
      Payments on note payable to bank                           (5,662,000)         (5,446,000)
      Other notes payable and capital lease obligations             (49,000)             77,000
      Payments of preferred stock dividends                          (3,000)             (4,000)
      Proceeds from issuance of common stock                              0                   0
                                                                 ----------          ----------
 Net cash provided by (used in) financing activities             $  426,000          $  (82,000)
                                                                 ----------          ----------
 Increase (decrease) in cash                                     $ (179,000)         $   (2,000)
 Cash at beginning of period                                        194,000              25,000
                                                                 ----------          ----------
 Cash at end of period                                           $   15,000          $   23,000
                                                                 ----------          ----------
                                                                 ----------          ----------

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

(3) The results of operations for the quarter and nine-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     4. RECEIVABLE FROM AFFILIATE & ABSENCE OF COLLATERAL Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, the Company's Chairman and Chief Executive Officer, has entered into an agreement with the Company in which BCI is providing collection services for certain receivables. The Company could potentially benefit from these receivables over and above the amount owed. Under this arrangement and as of May 2, 1998, UniPrise owes the Company an aggregate of $229,000. Some of the $229,000 owed to the Company is subject to other agreements between the Company and BCI and/or UniPrise and will be paid pursuant to those agreements and as payments are received on the receivables. The total of these receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of these receivables.
Although the Company's Board of Directors is working to collect these funds from UniPrise and assist in the collection of the receivables, the amount of this indebtedness is not secured by any collateral. In the event that the Company is not able to secure the return of these advances, the Company may incur losses. (See "Item 5, Other Information.")

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

     Washington, D.C. Operations successfully recompeted a five year subcontract with their prime contractor, Tracor, on April 24, 1997. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO,SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

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

RESULTS OF OPERATIONS

     The Company revenue for this quarter is approximately 9% less than those in the same quarter in FY 1997. The primary reason for the decline in revenue is a reduction in funding from the government which has adversely effected the UNREP, NAME and Tracor programs during this third period. For the first nine months of FY 1998, revenues increased by about 10% over the prior year's same period. The increased revenue for the nine months to date is primarily due to additional revenue on the MPA and NAME contracts and the new Lake Shore program. Revenue in the third quarter of FY 1998 was about 9% lower than in each of the first two quarters of the year. This was mainly due to the reduction in government funding described above.

     Total contract and general and administrative expenses have consistently been about 95% of the contract revenue for the three and nine month periods ended March 31, 1998 and 1997. Interest expense has been lower in fiscal year 1998 due to less borrowing on the Company's line of credit with Scripps Bank, however, borrowing has increased in the third quarter. The Company has used all available tax loss carry forwards and has therefore provided for income taxes for the current fiscal year.

     Income from operations has been consistently about 5% of the contract revenue for the three and nine month periods ended March 31, 1998 and 1997. Net income for the quarter is $68,000 and for the year to date is $259,000. For the same periods in FY 1997, the net income was $97,000 and $237,000, respectively. The reason for the lower net income for the quarter and the higher net income for the year to date is the same as that outlined in the revenue section above. The negotiated contract backlog was approximately $3,701,000 at the end of the third quarter.

     The outstanding balance on the Company's revolving line of credit with Scripps Bank increased to $478,000 at the end of the third quarter of FY 1998. The balance at the end of the second quarter was $257,000. At the end of the third quarter in FY 1997, the note balance was $69,000. The primary reasons for the increase in the line of credit is due to slower payments by the government and $192,000 owed at period end to the Company by UniPrise for SEI collections related expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,441,000 at the end of the third quarter of FY 1998. For the same quarter in FY 1997, the contract receivables (net) were $1,032,000. The reason FY 1998 contract receivables are higher than the prior year is because of less efficient payment processing by Defense Finance and Accounting Service (DFAS).

     The Company had accounts payable of $255,000 at the end of the third quarter of FY 1998. For the same quarter in FY 1997 the accounts payable were $263,000. With the slow down of payments from DFAS, the Company has been able to remain current with their accounts payable, but to the detriment of the line of credit.

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

     Several key factors indicating the Company's financial condition include:

                                  March 31, 1998       June 30, 1997
                                  --------------       -------------
 Current ratio                        1.74                1.65
 Maximum debt to net worth            1.32                1.64
 Net worth                          $868,000            $612,000
 Net working capital                $725,000            $574,000
 Debt to total assets                 46%                 62%
 Book value per common share         $0.27               $0.20

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

     On January 21, 1998, the Company granted the conversion of 1,824 shares of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock into 3,648 shares of Common Stock

     During the year ended June 30, 1997, the Board of Directors authorized non-qualified stock purchase options of 25,000 Common shares each to outside directors Paul I. Anderson, Charles H. Werner and Robert D. Mowry, which may be exercised at $0.31, $0.09 and $0.47 per share, respectively. Anderson's Non-Qualified Stock Option Agreement was completed July 31, 1997. Non-Qualified Stock Option Agreements for Mowry and Werner are currently being finalized.

     On September 3, 1997, a Director of New Business Development was hired by the Company. As part of her compensation package, she was granted qualified options on 50,000 shares of the Company's common stock. The stock option agreement has not been finalized.

     On February, 18, 1998, the Board of Directors authorized non-qualified stock purchase options of 25,000 Common shares each to outside directors L. Randolph Knapp and Richard W. Wood, which may be exercised at $0.75 per share.

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


ITEM 5.   OTHER INFORMATION

     Effective August 1, 1997, Mr Robert D. Mowry was elected as Chairman of the Board and Chief Executive Officer of the Company.

     Mr. Mowry is also Chief Executive Officer of UniPrise Systems, Inc. (UniPrise). Big Canyon Investments, Inc. (BCI), formerly owned by Mr. Mowry, and now a subsidiary of UniPrise, is the first secured debtor of the accounts receivable and claims of an unrelated third party company. The Company has pledged its security interest in certain related assets to BCI and has an agreement with BCI to support the collection efforts on a cost reimbursement basis and two Company employees have been assisting BCI in the collection of these receivables and claims and in the closing out of the contracts. Mr. Charles H. Werner, a director of the Company, is also a consultant to BCI and manages the collection process. Mr. L. Randolph Knapp, a director of the Company, is the Chairman of UniPrise. As of May 2, 1998, UniPrise owes the Company approximately $229,000 for the use of these employees and other related costs. At the Board of Directors meeting held on April 15, 1998, the Board formed a subcommittee that was tasked with the development of a plan to insure repayment of this debt as soon as possible.

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

     On March 30, 1998, the Company entered into a sixty (60) month lease for office space located at 9620 Chesapeake Drive, Suite 201, San Diego, California, 92123, for relocation of the corporate headquarters. The 6,820 square feet of office space is leased at the rate of $6,479 monthly. The Company anticipates relocation into the new premises on May 15, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K was filed on August 1, 1997, reporting that Mr. Robert D. Mowry had been elected as Chairman of the Board and Chief Executive Officer of the Company.

     On May 5, 1998, Charles H. Werner, a Director of the Company, purchased Five Hundred Fifty-Six Thousand Seven (556,007) shares of the Company's Common stock held by Robert D. Mowry, the Company's Chairman and Chief Executive Officer. All of the 556,007 shares acquired by Mr. Werner were purchased by him with his personal funds, including funds held in a retirement account. As a result and after including other shares held by Mr. Werner, Mr. Werner now holds approximately 25% or an aggregate of 785,796 shares of the Company's Common stock. The transaction between Mr. Mowry and Mr. Werner was effected through a private resale.

                                   SIGNATURES


     In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  SYS
                                       -------------------------------
                                              (Registrant)



Date:   May 13, 1998                       /s/ Robert D. Mowry
     ------------------                 -------------------------------
                                        Robert D. Mowry
                                        Chairman and
                                        Chief Executive Officer