Form 10KSB
period 1998-06-30
SYS
filed 1998-10-13
CIK 96057

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-KSB

(Mark One)

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
For the fiscal year ended June 30, 1998

                                          OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
For the Transition Period From              to
                               ------------    ------------

                           Commission File Number 0-4169

                                         SYS
                    ----------------------------------------------
                    (Name of Small Business Issuer in Its charter)

                   California                              95-2467354
   --------------------------------------------    -------------------------
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

   9620 Chesapeake Drive, San Diego, California               92123
   --------------------------------------------    -------------------------
     (Address of Principal Executive Offices)               (Zip Code)

                (619) 715-5500
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X)

     Revenues for the fiscal year ended June 30, 1998 were $7,876,861.

                        APPLICABLE TO CORPORATE REGISTRANTS

     As of June 30, 1998, the Issuer had outstanding 3,148,518 shares of Common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 70,645 shares of Preference Series B stock, $1.00 par value.

     The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 1998 was $598,071 and 956,914, respectively. The total number of non-affiliate shares of Common stock was multiplied by $0.625 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 1998) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $1,967,824.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes     No  X  .
                                                                    ---    ---

                                        SYS
                        FOR FISCAL YEAR ENDED JUNE 30, 1998
                             FORM 10-KSB ANNUAL REPORT
                                       INDEX

                                                                    PAGE
                                                                    ----
PART I
------
     Item 1. DESCRIPTION OF BUSINESS                                  5
             Description of Business                                  5
             Products and Services                                    5
             Business Developments                                    5
             Contract Backlog and Customers                           7
             Competitive Conditions                                   7
             Employees                                                7
             Factors Which May Affect Future Results                  7
     Item 2. DESCRIPTION OF PROPERTY                                 10
     Item 3. LEGAL PROCEEDINGS                                       10
     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
             HOLDERS                                                 10
PART II
-------
     Item 5. MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                     11
     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION                                               12
               Selected Financial Data                               12
               Results of Operations                                 13
               Liquidity and Working Capital                         14
               Impact of the Year 2000                               15
     Item 7. FINANCIAL STATEMENTS                                    16
     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                  16



                                                                   PAGE
                                                                   ----
PART III
--------
     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
              THE EXCHANGE ACT                                       17
     Item 10. EXECUTIVE COMPENSATION                                 22
     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                         23
     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         26
     Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K                 27

SIGNATURES                                                           28
----------
     FINANCIAL STATEMENTS                                           F-1
                                                                    to
                                                                   F-17

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

BUSINESS DEVELOPMENTS


Company revenues for Fiscal Year 1998 increased 3% over the previous fiscal year. Net income for Fiscal Year 1998 increased 24% over the previous fiscal year.

     The Company was successful in winning the recompete of the Underway Replenishment (UNREP) Program which provides in-service engineering support to the U.S. Navy Fleet. The new contract became effective on December 4, 1997 and consists of a base year and three one year options. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch

Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea.
This project continues to refine the detail design. Shipboard technical assistance continues to gain strength and is the basis for continued business confidence in the coming year. Due to the declining number of Underway Replenishment Ships in the active U.S. Navy fleet and the transfer of many of these assets to the Military Sealift Command (MSC), a significant upgrade or backfit program has developed to extend the serviceable life of these ships. The Company is playing a major role in this program including design, asset procurement, shipboard installation and the subsequent changes to the technical documentation. The Company also has a key role in developing the UNREP depot repair capability for selected equipments.

     The Management, Planning and Analysis (MPA) Program had its third of four option years exercised on February 1, 1998. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The Naval Architecture and Marine Engineering (NAME) Program had its second of four option years exercised on November 25, 1997. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), the Company provides extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The outlook for this contract next year is good, but challenging. We are attempting to expand our customer base in an environment of decreasing customer budgets.

     The Company was awarded a two-year subcontract on August 18, 1997 from Systems Application and Technologies to continue its support to the Naval Air Systems Command. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor, on April 24, 1997. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO,SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

     The Company was successful in its bid to provide UNREP-type services to the Republic of Korea Navy through a subcontract with Lake Shore, Inc. This contract was completed this year.

     The Company has plans to apply the skills acquired in the Defense arena into the commercial sector. A concerted effort is now being launched to move these plans into reality. The Company has also received notification from the State of California that it has been approved as a supplier of training services to the State.

     The General Services Administration (GSA) has awarded the Company two contracts. The first contract awarded is for Information Technologies (IT). The other contract is for Financial Management Services. We have a Blanket Purchase Agreement (BPA) in place at SPAWAR headquarters in San Diego for the IT contract. We anticipate expanding our business in the San Diego area using these contract vehicles.

CONTRACT BACKLOG AND CUSTOMERS

     As of June 30, 1998, the Company's contract backlog, including negotiated contract options, was approximately $22,047,000, compared with
approximately $20,342,000 on June 30, 1997.   The primary reason for the
increase in year-to-year backlog is due to the fact that the Company won the recompete on the UNREP contract during Fiscal Year 1998. Contract value backlog is converted to revenues by performance on funded delivery orders or contracted tasks within each contract or subcontract. Specific work activity is defined, scheduled and priced by individual delivery orders (D.O.s) or contracted tasks (C.T.s). The actual D.O. and C.T. backlog on June 30, 1998 was approximately $5,024,000, as compared with approximately $5,718,000 on June 30, 1997. The reason the actual backlog is less in fiscal year 1998 is due to fewer fully funded D.O.s at year end.

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

EMPLOYEES

     The Company had 72 full-time and 21 part-time employees on June 30, 1998, compared to 58 full-time and 37 part-time employees on June 30, 1997

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

     2. DEPENDENCE ON KEY PERSONNEL The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, it would be affected in an uncertain way if any of these employees were to leave the company.

     3. COMPETITION The Company has many competitors who vie for the same customers. They are competent, experienced and continuously working to take work projects away from the Company.

     4. RECEIVABLE FROM AFFILIATE & ABSENCE OF COLLATERAL Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, the Company's Chairman and one of the Principal Executives of the Office of the Chief Executive, has entered into an agreement with the Company in which BCI is providing collection services for certain receivables. The Company could potentially benefit from these receivables over and above the amount owed. Under this arrangement and as of October 3, 1998, UniPrise owes the Company an aggregate of about $90,000. Some of the $90,000 owed to the Company is subject to other agreements between the Company and BCI and/or UniPrise and will be paid pursuant to those agreements and as payments are received on the receivables. The total of these receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of these receivables. Although the Company's Board of Directors is working to collect these funds from UniPrise and assist in the collection of the receivables, the amount of this indebtedness is not secured by any collateral. In the event that the Company is not able to secure the return of these advances, the Company may incur losses. (See "Item 12, Certain Relationships and Related Transactions.")

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

     7. POSSIBLE RULE 144 STOCK SALES. A total of 2,191,604 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. Officers and Directors of the Company own 69.6% or 2,191,604 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs. (See "Principal Shareholders").

ITEM 2.   DESCRIPTION OF PROPERTY


The business and operations of the Company are now conducted in the following office spaces:

                             Approx.
Location                     Sq. Feet        Lease Term                   Rental
--------                     --------        ----------                   ------
9620 Chesapeake Drive         6,820          Expires April 30, 2003        $ 6,479/mo.
San Diego, CA  92123

2011 Crystal Drive            1,553          Expires July 31, 2001         $ 3,785/mo.
One Crystal Park
Arlington, VA  22202

1721 Pacific Avenue           7,117          Expires March 31, 1999        $ 8,567/mo.
Oxnard, CA  93033                            (Cancelable with 6 months
                                             prior written notice)

ITEM 3.   LEGAL PROCEEDINGS

     On February 7, 1997, Systems Exploration, Inc. (SEI) filed a lawsuit against TRW for non-payment of services. These services were performed by SEI in accordance with their obligation under a subcontract from TRW. On April 8, 1998, the Federal court ruled that the Company was a party of interest on behalf of the plaintiff, SEI. Based on previous court orders, management believes that the Company will not be materially effected.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 1998.

                                       PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:


     Fiscal Year 1997                   BID                 ASK
     ----------------                   ---                 ---
     First Quarter                      $0.067              $0.379
     Second Quarter                     $0.211              $0.539
     Third Quarter                      $0.291              $0.688
     Fourth Quarter                     $0.415              $1.003

     Fiscal Year 1998                   BID                 ASK
     ----------------                   ---                 ---
     First Quarter                      $0.452              $0.452
     Second Quarter                     $0.478              $0.549
     Third Quarter                      $0.625              $1.125
     Fourth Quarter                     $0.529              $0.886


     The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

     (b) As of June 30, 1998, there were approximately 420 record holders of the Company's Common Stock.

     (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below:

                    AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
                        (thousands except per share amounts)



                                             1998                1997           1996
                                            ------              ------         ------
OPERATING RESULTS:
------------------

Contract revenues                           $7,877              $7,649         $5,942

Costs and expenses:
   Contract costs                            6,653               6,596          4,933
   General and administrative                  868                 783            681

Income from operations                         356                 270            328

Other (income) expenses:
   Expenses related to settlement of
     litigation and rescinded acquisition        0                   0            156
   Interest income                              (9)                  0              0
   Interest expense                             38                  40             44

Income before income taxes                     327                 230            128

Provision for income taxes                      43                   1              0

Net income                                     284                 229            128

Net income applicable to
 common stock                                  274                 220            126

Basic earnings per common share               0.09                0.07           0.04

Diluted earnings per common share             0.08                0.07           0.04

BALANCE SHEET DATA:
-------------------

Total assets                                 1,816               1,615          1,310

Borrowings-bank line of credit                 119                   0             98

Long-term obligations (including
 current portion)                              157                 125             28

Stockholders' equity                           892                 612            380

RESULTS OF OPERATIONS

FISCAL YEAR 1998 VS. FISCAL YEAR 1997

     The Company's revenues from government contracts were approximately $7,811,000 and $7,608,000 for 1998 and 1997, respectively. Total revenues for 1998 were $7,877,000 compared to $7,649,000 for 1997.

     The improvement in the Company's revenues was primarily related to approximately $174,000 in increased sales on the MPA contract, $90,000 in sales on the NAME contract and $141,000 in sales to the Republic of Korea Navy. The increase in sales occurred despite reduced sales on the UNREP contract of about $92,000 and in the Washington, D.C. operations of $101,000. Other contract sales remained relatively stable.

     During 1998, the Company's income from operations was $356,000 compared to $270,000 in 1997. During 1998, the Company had net income of $284,000 compared to $229,000 in 1997. The increase in net income occurred despite the provision for income taxes of $43,700 required in 1998, compared to $800 in 1997.

     Substantially all the Company's contracts are of the cost reimbursable plus fee type. Revenues on cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs increased to $6,653,000 in 1998 from $6,596,000 in 1997 and general and administrative expenses increased to $868,000 in 1998 from $783,000 in 1997 primarily as a result of the increase in sales.

     Primarily as a result of the utilization of net operating loss carryforwards, the provision for income taxes in 1997 was approximately $78,000 below the amount expected based on statutory rates. At June 30, 1997, the Company had federal net operating loss carryforwards of approximately $190,000 available to offset future taxable income. As of June 30, 1998, all loss carryforwards have been used by the Company.

     Basic earnings per common share was $0.09 in 1998 compared to $0.07 in 1997. The related weighted average number of common shares outstanding was 3,144,171 in 1998 and 2,946,054 in 1997. Diluted earnings per common share was $0.08 in 1998 compared to $0.07 in 1997.

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

     The Company's revenues from government contracts were approximately $7,608,000 and $5,821,000, respectively, for 1997 and 1996. Total revenues for 1997 were $7,649,000 compared to $5,942,000 for 1996.

     The improvement in the Company's revenues was primarily related to approximately $250,000 in increased sales on the MPA contract and $1,815,000 in sales on the NAME contract which had no sales in 1996. The increase in sales occurred despite the reduced sales on the UNREP contract and in the SYS Computer Division which experienced sales reductions of $210,000 and $87,000, respectively. Other contract sales remained relatively stable.

     During 1997, the Company's income from operations was $270,000, compared to $328,000 in 1996. The Company's income from operations was lower in 1997 than in 1996 due primarily to a write-off of $25,000 in old contract receivables and reserving $26,000 for doubtful accounts in 1997. On the NAME contract, the Company does not receive any fee on its Associate Subcontractor's work and the Associate Subcontractor has performed almost half of the $1,815,000 in sales on the contract.

     During 1997, the Company had net income of $230,000, compared to $128,000 in 1996. Earnings were negatively impacted by a judgement against the Company for $156,000 in 1996 which was attributable to the GCAF litigation settlement. The Company is appealing the judgement.

     Contract costs increased to $6,596,000 in 1997 from $4,933,000 in 1996 and general and administrative expenses increased to $783,000 in 1997 from
$681,000 in 1996 primarily as a result of the increase in sales.   Costs and
expenses include $140,000 in 1996 for employee compensation through the issuance of both Common shares and 9% Series B Preference shares.

     Primarily as a result of the availability of net operating loss carryforwards, the provision for income taxes in 1997 was $78,000 below the amounts expected based on statutory rates. At June 30, 1997, the Company had federal net operating loss carryforwards of approximately $190,000 available to offset future taxable income.

     Basic earnings per common share was $0.07 in 1997 compared to $0.04 in 1996. The related weighted average number of common shares outstanding was 3,057,269 in 1997 and 2,822,086 in 1996. Diluted earnings per common share was $0.07 in 1997 compared to $0.04 in 1996.

LIQUIDITY AND WORKING CAPITAL

     The Company had working capital of $786,000 at June 30, 1998 compared to $574,000 at June 30, 1997. Contract receivables increased by $143,000 during 1998. The Company's line of credit borrowings increased by $119,000 during 1998. This was primarily as a result of the increase in related party receivables. Subsequent to June 30, 1998, the majority of this receivable has been paid and the line of credit was reduced to zero. Accounts payable was $144,000 lower in 1998 than in 1997. This was mainly attributable to fewer subcontracts and other direct costs on the Company's contracts in 1998. Accrued liabilities were further reduced in 1998. There are three notes that make up the total of the current and long-term notes payable. The Company's net assets increased by $280,000 in 1998 to $892,000. This improvement was due primarily to the net income of $284,000 generated in 1998. Net furniture and equipment increased by $98,000 in 1998.

     The Company's primary source of liquidity is its $500,000 revolving line of credit facility under a loan agreement with Scripps Bank that expires on October 15, 1998. The loan is secured by all of the Company's assets including contract receivables. Scripps Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps Bank charges an interest rate of 1.5% over prime.

     The Company also finances a portion of its operations through leases. At June 30, 1998, the Company had noncancellable operating leases for its offices which expire at various dates through April 2003. The Company also leases certain computer and office equipment under capital leases expiring at various dates through May 2003.

     Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 1998 totaled $86,509, of which $16,245 relates to the year ending June 30, 1999.

     Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 1998 totaled $637,893, of which $200,856 relates to the year ending June 30, 1999.

     Several key factors indicating the Company's financial condition include:

                                                 June 30, 1998        June 30, 1997
Current ratio                                           2.03                 1.65
Maximum debt to net worth                               1.03                 1.64
Net worth                                           $892,000             $612,000
Net working capital                                 $786,000             $574,000
Debt to total assets                                      51%                  62%
Book value per Common share                            $0.24                $0.15

     The Company continued to demonstrate improvements in the above financial factors during fiscal year 1998. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 1999.


IMPACT OF THE YEAR 2000

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Company is continually upgrading its software and is in the process of upgrading its financial software to insure compliance with the Year 2000 issue. The Company believes that with these software upgrades, the Year 2000 issue will not pose significant operational problems for its internal computer systems. The Company anticipates that all systems will be Year 2000 compliant by June 30, 1999 through the use of internal and external resources and does not anticipate incurring significant costs on this issue. There can be no assurance that the systems of the Company's customers or suppliers will be converted on a timely basis or that such failure to convert by another company will not have an adverse effect on the Company. However, since the Company is primarily a provider of services, the

Company does not believe that suppliers will have a significant impact on the Company's possible Year 2000 problems. The Company does not expect the Year 2000 issue to have a material effect on its financial position, results of operations or cash flows in any given year.

ITEM 7.   FINANCIAL STATEMENTS

     The full text of the Company's audited financial statements for the fiscal years ended June 30, 1998 and 1997 begins on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     (1) Mr. Paul I. Anderson, age 63, was elected to the Board of Directors on October 4, 1996, and served as Acting Chairman of the Company from March 21, 1997 to July 31, 1997. Mr. Anderson is President and CEO of Strategic Catalysts, Inc., an international strategic consulting organization. In 1983 and 1984, Mr. Anderson was Division Vice President of RCA Video Disc Operations. From 1979 to 1983 he was Senior Vice President and General Manager of Rayovac Corporation, a manufacturer of primary power sources and lighting devices. In this capacity, Mr. Anderson was responsible for the restructuring of North American Operations which included product development, eight manufacturing facilities, ten distribution centers, and a direct sales force. From 1956 to 1979 he was with the 3M Company in various management capacities including engineering, marketing, business development, and general management. These responsibilities included four years as General Manager, 3M Europe, where he was responsible for the manufacture and sales of 3M's optical and magnetic systems and media throughout Western Europe, Eastern Europe, and the Middle East. Mr. Anderson's educational background includes an engineering degree from Oregon State University and graduate business studies at Boston University.

     (2) Mr. Robert E. Carroll, age 76, was elected to the Board of Directors as of October 19, 1993. Mr. Carroll is a Consultant on Corporate and Program Management, Professional Seminar Leader on Government Contracting and Founding Chairman and CEO of Sedona Cultural Park, Inc. He was President, Chief Executive Officer, Chief Financial Officer and a Director of the Company from March 1984 to March 1989. Prior to joining the Company, he served as President of the Systems Management and Engineering Corporation (SMEC), a Burroughs company. In 1978, he formed that organization as the Energy and Environment Division of the System Development Corporation (SDC). From 1962 to 1978, he had been Vice President and President of other SDC operations. Mr. Carroll has over 40 years of industrial and government management experience, including a number of successive Vice President assignments at North American Rockwell, Space Division; and procurement, pricing and other management executive positions with Sperry Utah Company (Sperry-Rand) and the Hughes Aircraft Company. Prior to that, he served as the Civilian Executive Officer and Principal Contracting Officer of the Pittsburgh Ordnance District of the United States Army. He received his Bachelors degree from Duquesne University and his Doctor of Jurisprudence degree from the University of Pittsburgh and was a practicing attorney in the Commonwealth of Pennsylvania.

     (3) Michael W. Fink, age 41, is Vice President - Administration at the Corporate offices. Mr. Fink joined the Company in July of 1995. He is responsible for the administrative functions of the Company, including finance, accounting, human resources, contracts and other management areas. He was President of SANDAIRE before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace industry. Mr. Fink received a Bachelor of Science degree in

Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

     (4) Dr. Lawrence L. Kavanau, age 71, is the Founder and served as President of the Company from the Company's formation in 1966 until June 1975. He has been a Director of the Company continuously since 1966. He was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer by the Board of Directors on November 19, 1993 and remained Chairman until March 21, 1997, and CEO until August 1, 1997. Effective August 26, 1998, The Company's Board of Directors established an Office of the Chief Executive (OCE), Dr. Kavanau is one of three Principal Executives of this office. From June 1975 to November 1993, he was a business and management consultant and Principal Associate of Kavanau & Associates. He served as Corporate Secretary for the Company from June 25, 1992 to November 19, 1993. From January 1989 to December 1992, he was President of Golf Lake Development, Inc. He was Chairman and Chief Executive Officer of Team Austin, Inc., a computer software and contract programming company located in San Diego, until December 1988. From February 1978 to February 1980, Dr. Kavanau also was Executive Vice President and Chief Financial Officer of Spatial, Inc., a manufacturer of pre-amplifiers. From August 1978 to January 1985, Dr. Kavanau was President of SKC Research, Inc., a company engaged in contracted research. Dr. Kavanau was a member of the Board of Directors of SKC Research, Inc. from August 1978 to February 1986. He was a member of the group which, in 1956, formed Aeronutronics Division of Ford Motor Company. He subsequently served in the Department of Defense responsible for DOD's interests in space research and development activities and was the Department's principal liaison with NASA. Prior to his founding of the Company, he was Executive Vice President - Technical of the North American Aviation (now Rockwell International) Space and Information Systems Division, and Assistant to the President, North American Aviation.

     (5) Mr. L. Randolph Knapp, age 61, was elected to the Board of Directors effective as of September 16, 1997. Mr. Knapp was founder of KCG, a management consulting company. He has served as Chief Financial Officer, Chairman and member of the Board of Directors of UniPrise Systems Inc., a software developer and RDI Computers Inc., a computer manufacturer. He is a member of the Board of Directors of Storage Concepts Inc., an image storage systems manufacturer. Mr. Knapp has also served in a consulting capacity as management advisor in a number of companies. He was also a member of the Board of Directors and Chief Financial Officer of Wilson Laboratories for four years. He was founder and Chief Executive Officer of Wespercorp (ASE), for nine years and has held positions in senior management with MSI Data Corporation (ASE), Datum Inc.
(OTC), Invecom Systems Inc. and the University of California L.R.L. Mr. Knapp also serves as an advisory member of the Board of Directors of the National Bank of Southern California. He was past Chairman of the Board of the Quality Education Project, a non-profit corporation, a commissioner for the California Commission for the Teaching Profession, past Chairman of the American Electronics Association (Orange County Chapter), and past member of the board of Personal Computer Centers, Inc., a computer retailer. Mr. Knapp is a curriculum advisor to the Schools of Engineering and Computer Science at the University of California at Irvine and the School of Engineering at Cal State Long Beach and overall curriculum at Cal State Fullerton. He is a graduate of the Business Management program at the College of San Mateo.

     (6) Mr. Robert D. Mowry, age 42, was elected to the Board of Directors on March 21, 1997, and became the Company's Chairman of the Board and Acting Chief Executive Officer effective August 1, 1997. Effective August 26, 1998, The Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Mowry is one of three Principal Executives of this office. Mr. Mowry is the former Chief Executive Officer of UniPrise Systems, Inc. and is currently a director of that company, which is engaged in the development and marketing of proprietary software products. Mr. Mowry is the founder and CEO of Big Canyon Investments, Inc., which was formed for investment and management of investments and entered into an agreement to sell BCI to UniPrise Systems, Inc. in December, 1996. Mr. Mowry is currently in negotiations with UniPrise to reacquire BCI.
He is also President of North American Timeshare, Inc., dba United Computer Systems, a computer hardware and software company, and is President and owner of American Technology Investments, Inc., formed in May, 1997 for investment and management of investments. In 1983, Mr. Mowry was founder and President of Personal Computer Centre, which was a retail outlet for Compaq, IBM and Apple Computers. He sold his interest in this company in 1985. Prior to this, in 1974, Mr. Mowry founded California Minicomputer Systems, Inc. (CMS), which installed on-line distributed computer systems to large corporations. In 1982, he sold CMS to a computer electronics manufacturer and remained President of CMS, overseeing operations of the subsidiary company including new business activities with the Federal Aviation Administration until 1984.

     (7) Mr. W. Gerald Newmin, age 61, was elected to the Board of Directors as of October 19, 1993 and has served as Corporate Secretary since December 10, 1993. Mr. Newmin is the principal of Newmin Associates specializing in mergers and acquisitions and the operational management of turnaround companies. Mr. Newmin is currently Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and serves on the Board of Directors of Occu-Med, Inc., a managed health care company, Greene International West, Inc., and Caldwell Industries, Inc., both industrial manufacturing companies. Mr. Newmin is also currently Chairman of International Forum of Corporate
Directors, a non-profit organization.   He was President of HealthAmerica Corp.
which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of the International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Trojan Yacht Corporation and Anson Automotive Corporation. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

     (8) Charles E. Vandeveer, age 55, was elected to the Board of Directors on March 21, 1997, and is Vice President, Director of Operations of the Oxnard office and Senior Program Manager of the Company's contractual endeavors with the United States Navy. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

     (9) Charles H. Werner, age 71, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors. Effective August 26, 1998, The Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Werner is one of three Principal Executives of this office. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

     (10) Mr. Richard W. Wood, age 44, was elected to the Board of Directors as of November 7, 1997. Mr. Wood is President and CEO of Digital Venture Solutions, Inc. Mr. Wood is a seasoned operating executive with 22 years of experience in the management of corporate finance, strategic planning, private and public debt financing, public equity offerings, acquisitions, divestitures, Treasury, SEC reporting and regulatory affairs. He has held senior level positions at six companies, including roles as Chief Operating Officer and President. Mr. Wood is also currently Vice President of American Technology Investments. Mr. Wood earned a B.S. in Public Administration/Business from the University of Missouri and completed post-graduate work at Georgetown University's International School.

     CERTAIN SIGNIFICANT EMPLOYEES

     (11) Larry W. Moe, age 45, was elected Vice President of the Information Technology Division on June 3, 1998. Prior to this promotion he was the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a Fortune 500 Printing Company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consulting with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

     OFFICERS OR DIRECTORS RESIGNING OR TERM ENDING IN 1998:

     None

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

     None of the organizations described in paragraphs (1) through (11) above is affiliated with the Company with the following exceptions: At June 30, 1998, the Company's Chairman and Chief Executive Officer was Mr. Robert D. Mowry. Mr. Mowry also had the following associations:

     1.  Chief Executive Officer of Big Canyon Investments, Inc. (BCI)
     2.  Owner of KRW Contracts and Financial Management, Inc. (KRW)
     3.  Former Chief Executive Officer of UniPrise Systems, Inc. (UniPrise)

The Company has pledged certain rights it holds in Systems Exploration, Inc.
(SEI) accounts receivable and claims to KRW for payment on a loan owned by BCI. BCI is the first secured debtor of all SEI accounts receivable and claims up to the value of the loan BCI purchased from First National Bank of San Diego plus interest and collection costs. The Company has had an agreement with BCI to support the collection efforts on a cost reimbursement basis and two Company employees have been assisting BCI in the collection of SEI receivables, claims and contract closeouts. UniPrise entered into an agreement to acquire BCI on or about December 1996 and Mr. Mowry became the Chief Executive Officer of UniPrise. About January of 1998, UniPrise ceased paying the Company's collection costs. At the Board of Directors meeting held on April 15, 1998, the Board formed a subcommittee that was tasked with the development of a plan to insure repayment of the debt owed the Company by UniPrise as soon as possible. As of June 30, 1998, UniPrise owed the Company approximately $190,000. Subsequent to year end, this amount had been paid down to approximately $75,000; the Company has incurred an additional $15,000 in collection costs, which brings the total amount owed to the Company at October 3, 1998 to about $90,000. Subsequent to June 30, 1998, Mr. Mowry became one of three Principal Executives of the Office of the Chief Executive (OCE) of the Company. Mr. Charles H. Werner, a director and OCE of the Company, has been a consultant to BCI and manages the collection process for BCI. Mr. L. Randolph Knapp, a director of the Company, is the former Chairman of UniPrise.

     In October 1995, Mr. Mowry advanced funds in the amount of $165,000 to finance certain Company trial expenses in return for possible future proceeds. These expenses by Mr. Mowry were guaranteed by the Company to the extent that the Company would in the future receive a portion of the funds from SEI assets being collected by BCI.

     On October 24, 1997, Mr. Mowry, as the Company's Chief Executive Officer, authorized an advance of $60,000 of Company funds to an attorney for a possible lawsuit in the Company's interest. The Board of Directors has decided not to proceed with litigation at this time and has asked for the return of the Company's funds, less expenses. About $37,000 has been repaid to the Company as of this filing. Mr. Mowry has guaranteed repayment of the remaining $23,000.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Pursuant to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during Fiscal year 1998, its executive officers and directors complied with Section 16(a) requirements.

ITEM 10.  EXECUTIVE COMPENSATION

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 1998 and 1997 for services in all capacities to each officer, the sum of whose cash and cash-equivalent forms of remuneration during such year exceeded $100,000, and the remuneration paid during such year to all executive officers as a group (number):

---------------------------------------------------------------------------
                                                        Annual Compensation
Name and Principal                           Fiscal     -------------------
   Position                                   Year      Salary      Other
---------------------------------------------------------------------------
Lawrence L. Kavanau(1)                        1998       $90,348     $6,000
Chief Financial Officer
---------------------------------------------------------------------------
All Executive Officers (4) as a Group         1998      $234,920    $15,000
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Lawrence L. Kavanau                           1997       $90,000     $6,000
Chief Executive Officer
---------------------------------------------------------------------------
All Executive Officers (4) as a Group         1997      $232,092    $20,500
---------------------------------------------------------------------------

(1) Lawrence L. Kavanau was the Company's Chief Executive Officer through July 31, 1997; Robert D. Mowry assumed this position effective August 1, 1997 at no salary.

     During the first two months Fiscal Year 1998, each Director of the Company (excluding full time executive officers) received a fee in the amount of $500.00 plus approved expenses per month. During the last ten months of fiscal year 1998, each Director of the Company (excluding full time executive officers) received a stock option for 12,000 shares of Company common stock at $0.75 per share annually plus approved expenses per month. During the last year, the Board of Directors of the Company has been meeting on an average of once per month. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

The following is a list of common stock options given to directors and officers as of June 30, 1998:


Name and Title                              Grant Date             # of shares    Option Price   Expiration Date
---------------                             ----------             -----------    ------------   ---------------
Anderson, Paul - Director                    5/21/97                  25,000            $0.31           7/31/04
Mowry, Robert - Chairman                     5/21/97                  25,000            $0.47           3/21/04
Werner, Charles - Director                   5/21/97                  25,000            $0.09           9/30/98
Knapp, Randolph - Director                   2/18/98                  25,000            $0.75           9/16/04
Wood, Richard - Director                     2/18/98                  25,000            $0.75           11/7/04
Anderson, Paul - Director                   11/19/97                  10,000            $0.75          11/19/03
Carroll, Robert - Director                  11/19/97                  10,000            $0.75          11/19/03
Knapp, Randolph - Director                  11/19/97                   9,500            $0.75          11/19/03
Mowry, Robert - Chairman                    11/19/97                  10,000            $0.75          11/19/03
Newmin, Gerald - Director                   11/19/97                  10,000            $0.75          11/19/03
Werner, Charles - Director                  11/19/97                  10,000            $0.75          11/19/03
Wood, Richard - Director                    11/19/97                   7,800            $0.75          11/19/03
Vandeveer, Charles -Director                  6/3/98                  60,000            $0.71            6/3/03
Fink, Michael- Officer                        6/3/98                  50,000            $0.71            6/3/03
All other employees                          various                 250,000          various           various
Total options outstanding                                            552,300


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (as of June 30,
1998) (Source of Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does not include any outstanding stock options:

                                                           Amount and Nature
                    Name and Address of                      of Beneficial                Percent of
Title Of Class      Beneficial Owner                           Owner(1)                    Class(2)
--------------      -------------------                    -----------------              ----------
Common Stock        Charles H. Werner                      785,796                           25.0%
Without Par         P.O. Box 1966
Value               Rancho Santa Fe, CA  92067

                    Lawrence L. Kavanau                    298,189 (Direct)                  14.6%
                    3320-140 Caminito East Bluff           162,333 (As Trustee
                    La Jolla, CA  92037                    or Executor, With
                                                           Voting Rights)

                    Robert D. Mowry                        102,497 (Direct)                   9.5%
                    19 Cherry Hills Lane                   196,922 (Indirectly,
                    Newport Beach, CA 92660                with Voting Rights,
                                                           through American
                                                           Technology Investments,
                                                           Inc.)(3),(4)



                    W. Gerald Newmin                       271,679                            8.6%
                    48 Admiralty Cross
                    Coronado, CA  92118

                    Robert E. Carroll                      219,078(4)                         7.0%
                    110 Painted Cliffs Drive
                    Sedona, AZ  86336

                    Charles E. Vandeveer                   119,616                            3.8%
                    8203 Tiara Street
                    Ventura, CA  93004

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

(2) A total of 3,148,518 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

(3) American Technology Investments, Inc. (ATI), is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

(4) Robert E. Carroll granted to ATI, an option to purchase a total of 123,078 common shares; at this time Mr. Carroll retains beneficial ownership of these shares.

         (b) SECURITY OWNERSHIP OF MANAGEMENT (as of June 30, 1998) (Source of Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does not include any outstanding stock options:

                                                           Amount and Nature
                    Name and Address of                      of Beneficial                Percent of
Title Of Class      Beneficial Owner                           Owner(1)                    Class(2)
--------------      -------------------                    -----------------              ----------
Common Stock        Charles H. Werner                      785,796                           25.0%
Without Par         (Director)
Value
                    Lawrence L. Kavanau                    298,189 (Direct)                  14.6%
                    (Chief Financial Officer,              162,333 (As Trustee
                    Director)                              or Executor, with
                                                           Voting Rights)

                    Robert D. Mowry                        102,497 (Direct)                   9.5%
                    (Chairman, Chief Executive             196,922 (Indirect,
                    Officer)(5)                            with Voting Rights,
                                                           through American
                                                           Technology Investments,
                                                           Inc.)(3),(4)



                    W. Gerald Newmin                        271,679                           8.6%
                    Director)

                    Robert E. Carroll                       219,078(4)                        7.0%
                    (Director)

                    Charles E. Vandeveer                    119,616                           3.8%
                    (Director, Executive Vice President)

                    Michael W. Fink                          35,494                           1.1%
                    (Vice-President, Administration)

                    All Directors and                     2,191,604                          69.6%
                    Officers as a Group

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

(2) A total of 3,148,518 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

(3) American Technology Investments, Inc. (ATI), is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

(4) Robert E. Carroll granted to ATI an option to purchase a total of 123,078 common shares; at this time Mr. Carroll retains beneficial ownership to these shares.

(5) Lawrence L. Kavanau was the Company's Chief Executive Officer through July 31, 1997; Robert D. Mowry assumed this position effective August 1, 1997. Effective August 26, 1998, The SYS Board of Directors established an Office of the Chief Executive (OCE). The OCE is comprised of Lawrence L. Kavanau, Robert D. Mowry and Charles H. Werner.

         No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $0.50 par value, or Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

         (c) Changes in Control. As of June 30, 1998, Mr. Mowry and Mr. Werner had an informal agreement, disclosed in Form 13D and amendments thereto, to vote their aggregate 1,208,293 common shares in a manner to achieve the purpose of changing the Board of Directors and gaining control over the management and policies of SYS. On September 23, 1998, this informal agreement was terminated with a filing of a Form 13D by Mr. Werner. Mr. Mowry was elected by the Board of Directors to the positions of Chairman of the Board and Acting Chief Executive Officer effective August 1, 1997.
The Company's Board of Directors established an Office of the Chief Executive
(OCE) effective August 26, 1998. The OCE is comprised of Lawrence L. Kavanau, Robert D. Mowry and Charles H. Werner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended June 30, 1998 the Board of Directors granted stock purchase options to four key employees and seven outside directors exercisable at various prices per share. Some of these purchase options contain certain buy-back provisions which become effective in the event of termination of employment or directorship.

         During the year ended June 30, 1997, the Board of Directors authorized non-qualified stock purchase options of 25,000 common shares each to outside directors Paul I. Anderson, Charles H. Werner and Robert D. Mowry, which could
be exercised at $0.31, $0.09 and $0.47 per share, respectively.   Exercise of
the Mowry and Werner options was subject to the approval of the shareholders to increase the number of shares allocated under the 1997 SYS Incentive Stock Option and Restricted Stock Plan for non-employee directors and consultants by 250,000 shares. The shareholders did approve an increase at the 1997 annual meeting.

         On September 3, 1997, a Director of New Business Development was hired by the Company. As part of her compensation package, she was granted qualified options on 50,000 shares of the Company's common stock. Subsequent to June 30, 1998, she left the employment of SYS and all stock options were terminated.

         At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. As of June 30, 1998, there were 67,300 common shares owed to the following outside directors: Paul Anderson, 10,000 shares; Robert Carroll, 10,000 shares; Randy Knapp, 9,500 shares; Robert Mowry, 10,000 shares; Jerry Newmin, 10,000 shares; Chuck Werner, 10,000 shares; Richard Wood, 7,800 shares.

         Effective February 1, 1998, Mr. Larry Moe was granted stock options for 60,000 shares of the Company's common stock by the Board of Directors. The option is exercisable at 20,000 shares annually at $0.87 per share.

         On February 18, 1998, the Board of Directors authorized non-qualified stock purchase options of 25,000 common shares each to outside directors L. Randolph Knapp and Richard W. Wood, which may be exercised at $0.75 per share.

         At the June 3, 1998 Board of Directors meeting, stock options totaling 300,000 common shares were approved for key employees at $0.71 per share. The stock options vest annually on a 20%, 20%, 30%and 30% basis over four years. Included in this award were two officers, Charles E. Vandeveer and Michael W. Fink, who received stock options of 60,000 and 50,000 shares, respectively.

         See the Family Relationships and Affiliates section of Item 9 for disclosures relating to Robert D. Mowry, Charles H. Werner and L. Randolph Knapp.

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

SYS

By:   /s/ Robert D. Mowry                     Date:        10/13/98
   ----------------------------                    ----------------------------
      ROBERT D. MOWRY
      Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Paul I. Anderson                          Date:        10/13/98
   -----------------------------------                  -----------------------
     PAUL I. ANDERSON
     Director

By:  /s/ Robert E. Carroll                         Date:        10/13/98
   -----------------------------------                  -----------------------
     ROBERT E. CARROLL
     Director

By:  /s/ Lawrence L. Kavanau                       Date:        10/13/98
   -----------------------------------                  -----------------------
     LAWRENCE L. KAVANAU
     Director and Chief Financial Officer

By:  /s/ L. Randolph Knapp                         Date:        10/13/98
   -----------------------------------                  -----------------------
     L. RANDOLPH KNAPP
     Director

By:  /s/ Robert D. Mowry                           Date:        10/13/98
   -----------------------------------                  -----------------------
     ROBERT D. MOWRY
     Director

By:  /s/ W. Gerald Newmin                          Date:        10/13/98
   -----------------------------------                  -----------------------
     W. GERALD NEWMIN
     Director and Corporate Secretary

By:  /s/ Charles E. Vandeveer                      Date:        10/13/98
   -----------------------------------                  -----------------------
     CHARLES E. VANDEVEER
     Director

By:  /s/ Charles H. Werner                         Date:        10/13/98
   -----------------------------------                  -----------------------
     CHARLES H. WERNER
     Director

By:  /s/ Richard W. Wood                           Date:        10/13/98
   -----------------------------------                  -----------------------
     RICHARD W. WOOD
     Director

                                        SYS

                           INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                          F-2

BALANCE SHEETS
  JUNE 30, 1998 AND 1997                                                          F-3

STATEMENTS OF INCOME
  YEARS ENDED JUNE 30, 1998 AND 1997                                              F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED JUNE 30, 1998 AND 1997                                              F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED JUNE 30, 1998 AND 1997                                              F-6

NOTES TO FINANCIAL STATEMENTS                                                  F-7/17



                            *            *            *

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SYS


We have audited the accompanying balance sheets of SYS as of June 30, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS as of June 30, 1998 and 1997, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       J.H. COHN LLP


San Diego, California
September 3, 1998

                                        SYS

                                   BALANCE SHEETS
                               JUNE 30, 1998 AND 1997

                                                                   1998           1997
                                                               ------------    -----------
                            ASSETS
Current assets:
  Cash                                                         $     28,131    $   194,462
  Contract receivables, net of allowance for doubtful
    accounts of $26,000                                           1,185,278      1,042,520
  Receivables from related parties                                  239,774         79,439
  Other current assets                                               99,173        135,194
                                                               ------------    -----------
      Total current assets                                        1,552,356      1,451,615

Furniture and equipment, less accumulated depreciation and
  amortization of $339,537 and $279,300                             246,869        148,375
Other assets                                                         16,532         15,220
                                                               ------------    -----------
      Totals                                                   $  1,815,757    $ 1,615,210
                                                               ------------    -----------
                                                               ------------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank under line of credit                    $    118,798
  Accounts payable                                                  317,926    $   461,988
  Accrued payroll and related taxes                                 253,104        237,407
  Other accrued liabilities                                          19,158         64,762
  Current portion of other notes payable                             48,167         90,195
  Current portion of capital lease obligations                        9,368         23,174
                                                               ------------    -----------
      Total current liabilities                                     766,521        877,526

Other notes payable, net of current portion                         101,486        125,420
Capital lease obligations, net of current portion                    55,385
                                                               ------------    -----------
      Total liabilities                                             923,392      1,002,946
                                                               ------------    -----------
Commitments and contingencies

Stockholders' equity:
  4% convertible preferred stock, $.50 par value; 250,000
     shares authorized; 110,000 shares issued and outstanding        55,000         55,000
  9% convertible preference stock, $1.00 par value; 2,000,000 shares authorized; 70,645 and 78,195 Series B shares
     issued and outstanding                                          70,645         78,195
  Common stock, no par value; 6,000,000 shares authorized;
    3,148,518 and 3,133,418 shares issued and outstanding           450,969        443,419
  Retained earnings                                                 315,751         35,650
                                                               ------------    -----------
      Total stockholders' equity                                    892,365        612,264
                                                               ------------    -----------
      Totals                                                   $ 1,815,757     $ 1,615,210
                                                               ------------    -----------
                                                               ------------    -----------

See Notes to Financial Statements.

                                        SYS

                                STATEMENTS OF INCOME
                         YEARS ENDED JUNE 30, 1998 AND 1997

                                                                     1998          1997
                                                                 ----------     ----------
Contract revenues                                                $7,876,861     $7,648,578
                                                                 ----------     ----------
Costs and expenses:
  Contract costs                                                  6,652,502      6,596,240
  General and administrative expenses                               867,922        782,568
                                                                 ----------     ----------
      Totals                                                      7,520,424      7,378,808
                                                                 ----------     ----------
Income from operations                                              356,437        269,770
                                                                 ----------     ----------
Other (income) expense:
  Interest income                                                    (9,214)
  Interest expense                                                   38,245         39,962
                                                                 ----------     ----------
      Totals                                                         29,031         39,962
                                                                 ----------     ----------
Income before income taxes                                          327,406        229,808

Provision for income taxes                                           43,700            800
                                                                 ----------     ----------
Net income                                                          283,706        229,008

Preferred dividends                                                   8,558          9,238
                                                                 ----------     ----------
Net income applicable to common stock                            $  275,148     $  219,770
                                                                 ----------     ----------
                                                                 ----------     ----------
Basic earnings per common share                                  $      .09     $      .07
                                                                 ----------     ----------
                                                                 ----------     ----------
Diluted earnings per common share                                $      .08     $      .07
                                                                 ----------     ----------
                                                                 ----------     ----------

See Notes to Financial Statements.

                                         SYS

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED JUNE 30, 1998 AND 1997

                                                               Convertible                              Retained
                                        Convertible             Series B                                Earnings
                                      Preferred Stock       Preference Stock        Common Stock         (Accumu-
                                     -----------------     ------------------    -------------------     lated
                                     Shares     Amount      Shares    Amount      Shares     Amount       Deficit)     Total
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------
Balance, July 1, 1996               110,000    $55,000     139,561   $139,561    2,827,186   $372,878   $(187,858)    $379,581

Cash dividends on
  4% convertible preferred
  stock at $.05 per share                                                                                  (5,500)      (5,500)

Issuance of common stock
  as compensation                                                                    3,500        175                      175

Proceeds from exercise
  of stock options                                                                 180,000      9,000                    9,000

Conversion of 9% convertible
  Series B preference stock
  into common stock                                        (61,366)   (61,366)     122,732     61,366

Net income                                                                                                229,008      229,008
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

Balance, June 30, 1997              110,000     55,000      78,195     78,195    3,133,418    443,419      35,650      612,264

Cash dividends on
  4% convertible preferred
  stock at $.02 per share                                                                                  (2,200)      (2,200)

Cash dividends on
  9% convertible Series B
  preference stock at
  $.02 per share                                                                                           (1,405)      (1,405)

Conversion of 9% convertible
  Series B preference stock
  into common stock                                         (7,550)    (7,550)      15,100      7,550

Net inco                                                                                                  283,706      283,706
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

Balance, June 30, 1998              110,000   $ 55,000      70,645   $ 70,645    3,148,518   $450,969   $ 315,751      $892,365
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

See Notes to Financial Statements.

                                        SYS

                              STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 1998 AND 1997

                                                                   1998            1997
                                                               ------------   ------------
Operating activities:
  Net income                                                   $    283,706   $    229,008
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                    60,237         52,528
    Loss on disposition and write-down of equipment                                 13,829
    Provision for doubtful accounts                                                 51,000
    Issuance of capital stock as compensation                                          175
    Changes in operating assets and liabilities:
      Contract receivables                                         (142,758)      (106,492)
      Receivables from related parties                             (160,335)       (22,515)
      Other current assets                                           36,021        (51,177)
      Other assets                                                   (1,312)           475
      Accounts payable                                             (144,062)       259,714
      Accrued payroll and related taxes                              15,697         11,853
      Other accrued liabilities                                     (45,604)      (166,546)
                                                               ------------   ------------
        Net cash provided by (used in) operating activities         (98,410)       271,852
                                                               ------------   ------------

Investing activities - acquisition of furniture and equipment       (91,901)       (79,636)
                                                               ------------   ------------

Financing activities:
  Proceeds from line of credit borrowings                         8,332,000      7,240,000
  Payments of line of credit borrowings                          (8,213,202)    (7,338,050)
  Proceeds from other notes payable                                  24,000        160,000
  Payments of other notes payable                                   (89,962)       (44,773)
  Payments of capital lease obligations                             (25,251)       (43,207)
  Payments of preferred stock dividends                              (3,605)        (5,500)
  Proceeds from issuance of common stock                                             9,000
                                                               ------------   ------------
        Net cash provided by (used in) financing activities          23,980        (22,530)
                                                               ------------   ------------

Net increase (decrease) in cash                                    (166,331)       169,686

Cash, beginning of year                                             194,462         24,776
                                                               ------------   ------------

Cash, end of year                                             $      28,131   $    194,462
                                                               ------------   ------------
                                                               ------------   ------------

Supplemental disclosure of cash flow data:
  Interest paid                                               $      38,245   $     39,962
                                                               ------------   ------------
                                                               ------------   ------------
  Income taxes paid                                           $      62,800
                                                               ------------
                                                               ------------

Supplemental disclosure of noncash investing and financing
activities:
  Capital lease obligations incurred for furniture and
  equipment                                                   $      66,830
                                                               ------------
                                                               ------------

  Conversion of 9% convertible Series B preference stock
    into common stock                                         $       7,550   $     61,366
                                                               ------------   ------------
                                                               ------------   ------------

  Conversion of accounts payable into other notes payable                     $    100,388
                                                                              ------------
                                                                              ------------

See Notes to Financial Statements.

                                        SYS

                           NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and summary of significant accounting policies:
     Organization:
          SYS (the "Company") was incorporated in 1966 in the State of California. The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. The Company also provides hardware integration and fabrication.

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

     Furniture and equipment:
          Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $136,882 and $139,559 and accumulated amortization of $71,508 and $97,106 at June 30, 1998 and 1997, respectively.

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

                                        SYS

                           NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
           (continued):
     Earnings per common share:
          Effective June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings per common share.

          Basic earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period.

          The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                                                      1998           1997
                                                                 -----------    -----------
          Numerators:
               Net income (A)                                    $   283,706    $   229,008
               Deduct - preferred dividend requirements                8,558          9,238
                                                                 -----------    -----------

               Net income applicable to common stock (B)         $   275,148    $   219,770
                                                                 -----------    -----------
                                                                 -----------    -----------

          Denominators:
               Weighted average shares for basic net
                    earnings per common share (C)                  3,144,171      2,946,054
               Add effects of dilutive securities from
                    assumed:
                    Conversion of preferred stock                    255,637        351,462
                    Exercise of stock options                         40,476          1,215
                                                                 -----------    -----------

          Weighted average shares for diluted net
               earnings per common share (D)                       3,440,284      3,298,731
                                                                 -----------    -----------
                                                                 -----------    -----------

          Basic net earnings per common share (BDIVIDED BYC)     $       .09    $       .07
                                                                 -----------    -----------
                                                                 -----------    -----------

          Diluted net earnings per common share (ADIVIDED BYD)   $       .08    $       .07
                                                                 -----------    -----------
                                                                 -----------    -----------

                                        SYS

                           NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
           (concluded):
     Earnings per common share (concluded):
          Prior to the retroactive adoption of SFAS 128, the Company reported primary earnings per common share of $.07 and was not required to report fully-diluted earnings per share for the year ended June 30, 1997.

     Recent accounting pronouncements:
          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending June 30, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not require the Company to make any additional disclosures. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

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

     Reclassifications:
          Certain accounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

                                    SYS

                        NOTES TO FINANCIAL STATEMENTS


Note 2 - Contract receivables:
     Contract receivables consist of the following at June 30, 1998 and 1997:

                                                            1998                1997
                                                       --------------      -------------
          Amounts billed, less allowance for doubtful
               accounts of  $7,000                     $   688,064         $   177,083
          Recoverable costs and accrued profit on
               progress completed - not billed              62,895             610,970
          Retentions, due upon completion of contracts     123,655              74,947
          Recoverable costs subject to closure of
               contracts - not billed, less allowance
               for doubtful accounts of $19,000            310,664             179,520
                                                       --------------      -------------

                    Totals                             $ 1,185,278         $ 1,042,520
                                                       --------------      -------------
                                                       --------------      -------------

     At June 30, 1998 recoverable costs and accrued profit on progress completed
     - not billed consisted of amounts billed in July 1998. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 1998 are expected to be collected in fiscal 1999 and 2000.

     Recoverable costs subject to closure of contracts - not billed consist primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the Defense Contract Audit Agency approved billing rates. The Company does not recognize revenues in excess of the allowable funding limitations on each delivery order. These receivables will be due upon closure of the specific delivery orders or the contracts.


Note 3 - Receivables from related parties:
     Receivables from related parties consisted of the following at June 30, 1998 and 1997:

                                                          1998           1997
                                                      ---------       ----------
          Receivable from company owned by officer
               of the Company                          $189,774       $ 79,439

          Receivable from officer of the Company         50,000
                                                      ---------       ----------

                    Totals                             $239,774       $ 79,439
                                                      ---------       ----------
                                                      ---------       ----------

     The balances are due on demand and are noninterest bearing.

                                    SYS

                        NOTES TO FINANCIAL STATEMENTS


Note 4 - Note payable to bank under line of credit:
     At June 30, 1998, the Company had outstanding borrowings of $118,798 under a $500,000 revolving line of credit provided by a bank which expires on October 15, 1998. Interest on outstanding borrowings was payable at 1.5% above a specified prime rate (an effective rate of 10% at June 30, 1998). Borrowings under the line of credit were limited to 80% of qualifying contract receivables, and collateralized by substantially all of the assets of the Company. Among other things, the terms of the line of credit agreement require the Company to maintain certain financial ratios.


Note 5 - Other notes payable:
     As of June 30, 1998, other notes payable had an aggregate principal balance of $149,653. These notes bear interest at rates ranging from 9.28% to 10.25%. One note (which had a principal balance of $122,910) is payable to a bank and has terms that require the Company to maintain certain financial ratios. Principal amounts due under these obligations for each of the years subsequent to June 30, 1998 are as follows:


          Fiscal Year
          Ending                                             Amount
          ------------                                      ----------
          1999                                              $ 48,167
          2000                                                90,838
          2001                                                 6,507
          2002                                                 4,141


Note 6 - Leases:
     The Company has noncancelable operating leases for its offices which expire at various dates through April 2003. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $178,006 and $187,547 in 1998 and 1997, respectively.

     The Company also leased certain computer equipment under capital leases which expire in May 2003.

                                    SYS

                        NOTES TO FINANCIAL STATEMENTS


Note 6 - Leases (concluded):
     Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 1998 are as follows:


                                                  Operating      Capital
                                                    Leases        Leases
                                                 -----------    -----------
                    1999                          $200,856       $16,245
                    2000                           129,196        18,062
                    2001                           134,689        18,062
                    2002                            94,722        18,062
                    2003                            78,430        16,078
                                                 -----------    -----------

                      Totals                      $637,893        86,509
                                                 -----------
                                                 -----------

               Less amounts representing interest                 21,756
                                                                -----------
               Present value of minimum lease payments            64,753
               Less current portion                                9,368
                                                                -----------
               Long-term portion                                 $55,385
                                                                -----------
                                                                -----------


Note 7 - Stockholders' equity:
     Convertible preferred stock:
          The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 1998. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. At June 30, 1998, there were 16,923 shares of common stock reserved for issuance upon conversion of outstanding preferred stock. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $.50 per share plus all accumulated and unpaid dividends.

          Cash dividends paid on the preferred stock totaled $2,200 and $5,500 in 1998 and 1997, respectively. The payments in 1997 included $3,300 for dividends in arrears.

                                    SYS

                        NOTES TO FINANCIAL STATEMENTS


Note 7 - Stockholders' equity (continued):
     Convertible preference stock:
          In June 1996, the Company issued to employees 139,561 of the 2,000,000 authorized shares of preference stock, which were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value), along with 5,100 shares of common stock and charged $139,816 as compensation. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock, without any cumulative dividends, is convertible into two shares of common stock until the Company has issued a maximum of 139,561 common shares. During 1998 and 1997, a total of 7,550 and 61,366 shares of preference stock were converted into 15,100 and 122,732 shares of common stock, respectively. Accordingly, 70,645 and 78,195 shares of preference stock remained outstanding as of June 30, 1998 and 1997. At June 30, 1998, there were 70,645 shares of common stock reserved for issuance upon conversion of outstanding preference stock. Cash dividends paid on the preference stock totaled $1,405 in 1998. There were no cash dividends paid in 1997. At June 30, 1998 and 1997, cumulative dividends in arrears on the preference stock totaled $11,375 and $7,038, respectively. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

     Nonqualified stock options:
          During 1997, the Company entered into agreements for grants of nonqualified stock options to three key employees. Under these agreements, the Company granted options to purchase 105,000 shares of common stock at $.05 per share (the fair market value at the date of grant). These options were exercised immediately. However, the right of the employees to retain these shares is contingent upon their future employment by the Company. The right of retention vests ratably over the three year period that commenced with the date of the grant. The Company has the right to purchase unvested shares upon termination of employment at the original purchase price.

     Incentive stock option and restricted stock plan:
          On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan"), which was modified and ratified by the Company's stockholders during 1998. The Plan provides for grants by the Board of Directors of incentive stock options to purchase up to 500,000 shares of common stock to employees and grants of restricted stock options to purchase up to 350,000 shares of common stock to directors and consultants. Restricted stock options for the purchase of 117,300 and 150,000 shares were granted in 1998 and 1997, respectively. Incentive stock options for the purchase of 410,000 shares were granted in 1998. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

                                      SYS

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stockholders' equity (continued):
     Additional required disclosures related to stock options:
          The following table summarizes certain information regarding stock options at June 30, 1998 and 1997:

                                                                   1998                             1997
                                                        -------------------------        -------------------------
                                                                         Weighted                         Weighted
                                                          Shares          Average          Shares          Average
                                                         or Price        Exercise         or Price        Exercise
                                                        Per Share         Price          Per Share         Price
                                                        ---------        --------        ---------        --------
          Options outstanding at
               beginning of year                           75,000           $.29

          Options granted                                 527,300           $.74           255,000           $.11

          Options cancelled                               (50,000)          $.69

          Options exercised                                                               (180,000)          $.05
                                                          -------                         --------
          Options outstanding at
               end of year                                552,300           $.68            75,000           $.29
                                                          -------                         --------
                                                          -------                         --------

          Option price range at end of year          $.09 to $.87                     $.09 to $.47

          Weighted average fair value of
               options granted during the year               $.48                             $.11
                                                             ----                             ----
                                                             ----                             ----

          The following table summarizes information about stock options outstanding at June 30, 1998, all of which are at fixed-prices:

                               Weighted
                               Remaining
             Number           Contractual             Exercise          Options
           Outstanding           Life                  Price          Exercisable
           -----------        -----------             --------        -----------
              25,000           5.9 Years                $.09             5,544
              25,000           5.9 Years                 .31             5,544
              25,000           5.9 Years                 .47             5,544
             300,000           5.0 Years                 .71
             117,300           4.8 Years                 .75            70,914
              60,000           4.6 Years                 .87

          At June 30, 1998, incentive stock options and restricted stock options were available for grant for the purchase of 140,000 and 82,700 shares of common stock, respectively.

                                      SYS

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stockholders' equity (concluded):
     Additional required disclosures related to stock options (concluded):
          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). Since all of the options were granted at the fair market value on the date of grant, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1998 and 1997. Had compensation cost been determined based on the fair value at the grant date for all awards in 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and net earnings per common share would have been reduced to the pro forma amounts set forth below:

                                                               1998       1997
                                                             --------   --------
               Net income - as reported                      $283,706   $229,008
               Net income - pro forma                         240,517    217,458
               Basic earnings per common share - as reported     $.09      $. 07
               Basic earnings per common share - pro forma       $.08      $. 07
               Diluted earnings per common share - as reported   $.08      $. 07
               Diluted earnings per common share - pro forma     $.07      $. 06

          The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions:

                                                   1998             1997
                                               ------------   ------------------
               Dividend yield                            0%                   0%
               Expected volatility                      69%                 200%
               Risk-free interest rate                   7%                   7%
               Expected lives                  5 to 7 years   1 month to 7 years

                                      SYS

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Income taxes:
     The provision for income taxes in 1998 and 1997 consists of the following:

                                                   1998           1997
                                                  -------        ------
          Federal                                 $18,000
          State                                    25,700        $  800
                                                  -------        ------
               Totals                             $43,700        $  800
                                                  -------        ------
                                                  -------        ------

     As of June 30, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $190,000 that was utilized in 1998.

     Significant components of the Company's deferred tax assets (there were no significant deferred tax liabilities) and a related valuation allowance as of June 30, 1998 and 1997 are shown below:

                                                       1998              1997
                                                     --------         ---------
          Deferred tax assets:
            Net operating loss carryforwards                          $  65,000
            Other                                    $ 56,000            57,000
                                                     --------         ---------
               Total deferred tax assets               56,000           122,000

          Valuation allowance for deferred
            tax assets                                (56,000)         (122,000)
                                                     --------         ---------
               Net deferred tax assets               $      -         $       -
                                                     --------         ---------
                                                     --------         ---------

     The Company has offset the deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income.

     The expected Federal income tax provision, computed based on the Company's pre-tax income in 1998 and 1997 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                            1998           1997
                                                          --------      ---------
          Expected tax provision at statutory rates       $ 96,460      $  77,863

          Decrease resulting primarily from utilization
            and/or availability of  net operating loss
            carryforwards                                  (78,460)       (77,863)
                                                          --------      ---------
               Totals                                     $ 18,000      $       -
                                                          --------      ---------
                                                          --------      ---------

                                      SYS

                          NOTES TO FINANCIAL STATEMENTS


Note 9 - Retirement plan:
     The Company sponsors a deferred savings and profit sharing plan under
     Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Company has agreed to match 50% of each employee's contributions, provided the matching amount does not exceed 3% of the employee's annual compensation. The Board of Directors can authorize additional discretionary contributions by the Company. Contributions to the plan by the Company totaled $69,833 and $66,761 in 1998 and 1997, respectively.


Note 10 - Contingencies:
     The Company is party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effect on the Company's financial statements in subsequent years.




                            *            *            *