Form 10KSB/A
period 1998-06-30
SYS
filed 1998-10-19
CIK 96057

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-KSB/A

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

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below:

                    AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
                        (thousands except per share amounts)



                                             1998                1997           1996
                                            ------              ------         ------
OPERATING RESULTS:
------------------

Contract revenues                           $7,877              $7,649         $5,942

Costs and expenses:
   Contract costs                            6,653               6,596          4,933
   General and administrative                  868                 783            681

Income from operations                         356                 270            328

Other (income) expense:
   Expenses related to settlement of
     litigation and rescinded acquisition        0                   0            156
   Interest income                              (9)                  0              0
   Interest expense                             38                  40             44

Income before income taxes                     327                 230            128

Provision for income taxes                      43                   1              0

Net income                                     284                 229            128

Net income applicable to
 common stock                                  275                 220            126

Basic earnings per common share               0.09                0.07           0.04

Diluted earnings per common share             0.08                0.07           0.04

BALANCE SHEET DATA:
-------------------

Total assets                                 1,816               1,615          1,310

Borrowings-bank line of credit                 119                   0             98

Long-term obligations (including
 current portion)                              214                 239             73

Stockholders' equity                           892                 612            380

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

By:                                                Date:
   -----------------------------------                  -----------------------
     PAUL I. ANDERSON
     Director

By:                                                Date:
   -----------------------------------                  -----------------------
     ROBERT E. CARROLL
     Director

By:  /s/  Lawrence L. Kavanau                      Date:        10/13/98
   -----------------------------------                  -----------------------
     LAWRENCE L. KAVANAU
     Director and Chief Financial Officer

By:  /s/ L. Randolph Knapp                         Date:        10/13/98
   -----------------------------------                  -----------------------
     L. RANDOLPH KNAPP
     Director

By:  /s/ Robert D. Mowry                           Date:        10/13/98
   -----------------------------------                  -----------------------
     ROBERT D. MOWRY
     Director

By:  /s/ W. Gerald Newmin                          Date:        10/13/98
   -----------------------------------                  -----------------------
     W. GERALD NEWMIN
     Director and Corporate Secretary

By:  /s/ Charles E. Vandeveer                      Date:        10/13/98
   -----------------------------------                  -----------------------
     CHARLES E. VANDEVEER
     Director

By:  /s/ Charles H. Werner                         Date:        10/13/98
   -----------------------------------                  -----------------------
     CHARLES H. WERNER
     Director

By:  /s/ Richard W. Wood                           Date:        10/13/98
   -----------------------------------                  -----------------------
     RICHARD W. WOOD
     Director

                                         SYS

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED JUNE 30, 1998 AND 1997

                                                               Convertible                              Retained
                                        Convertible             Series B                                Earnings
                                      Preferred Stock       Preference Stock        Common Stock         (Accumu-
                                     -----------------     ------------------    -------------------     lated
                                     Shares     Amount      Shares    Amount      Shares     Amount       Deficit)     Total
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------
Balance, July 1, 1996               110,000    $55,000     139,561   $139,561    2,827,186   $372,878   $(187,858)    $379,581

Cash dividends on
  4% convertible preferred
  stock at $.05 per share                                                                                  (5,500)      (5,500)

Issuance of common stock
  as compensation                                                                    3,500        175                      175

Proceeds from exercise
  of stock options                                                                 180,000      9,000                    9,000

Conversion of 9% convertible
  Series B preference stock
  into common stock                                        (61,366)   (61,366)     122,732     61,366

Net income                                                                                                229,008      229,008
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

Balance, June 30, 1997              110,000     55,000      78,195     78,195    3,133,418    443,419      35,650      612,264

Cash dividends on
  4% convertible preferred
  stock at $.02 per share                                                                                  (2,200)      (2,200)

Cash dividends on
  9% convertible Series B
  preference stock at
  $.02 per share                                                                                           (1,405)      (1,405)

Conversion of 9% convertible
  Series B preference stock
  into common stock                                         (7,550)    (7,550)      15,100      7,550

Net income                                                                                                283,706      283,706
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

Balance, June 30, 1998              110,000   $ 55,000      70,645   $ 70,645    3,148,518   $450,969   $ 315,751      $892,365
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------
                                    -------   --------     -------   --------    ---------  ---------  -----------    --------

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

          The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                                                      1998           1997
                                                                 -----------    -----------
          Numerators:
               Net income (A)                                    $   283,706    $   229,008
               Deduct - preferred dividend requirements                8,558          9,238
                                                                 -----------    -----------

               Net income applicable to common stock (B)         $   275,148    $   219,770
                                                                 -----------    -----------
                                                                 -----------    -----------

          Denominators:
               Weighted average shares for basic net
                    earnings per common share (C)                  3,144,171      2,946,054
               Add effects of dilutive securities from
                    assumed:
                    Conversion of preferred stock                    255,637        351,462
                    Exercise of stock options                         40,476          1,215
                                                                 -----------    -----------

          Weighted average shares for diluted net
               earnings per common share (D)                       3,440,284      3,298,731
                                                                 -----------    -----------
                                                                 -----------    -----------

          Basic net earnings per common share (B DIVIDED BY C)   $       .09    $       .07
                                                                 -----------    -----------
                                                                 -----------    -----------

          Diluted net earnings per common share (A DIVIDED BY D) $       .08    $       .07
                                                                 -----------    -----------
                                                                 -----------    -----------

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


Note 3 - Receivables from related parties:
     Receivables from related parties consisted of the following at June 30, 1998 and 1997:

                                                          1998           1997
                                                      ---------       ----------
          Receivable from company in which an officer
               of the Company has an interest          $189,774       $ 79,439

          Receivable from officer of the Company         50,000
                                                      ---------       ----------

                    Totals                             $239,774       $ 79,439
                                                      ---------       ----------
                                                      ---------       ----------

     The balances are due on demand and are noninterest bearing.