Form 10QSB
period 1998-09-30
SYS
filed 1998-11-12
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

For the quarterly period ended        September 30, 1998
                               --------------------------------

          Transaction Report Under Section 13 or 15(d) of the Securities
------    Exchange Act

For the transition period from                  to
                               ----------------    ------------------

Commission File Number    0-4169
                       ------------

                                         SYS
--------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

            California                                         95-2467354
------------------------------------                   -------------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


     9620 Chesapeake Drive, Suite 201, San Diego, California  92123
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (619) 715-5500
--------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,173,518 Shares of common stock, without par value, as of October 31, 1998.
---------------------------------------------------------------------------

     Traditional Small Business Disclosure Format (check one):

Yes   X      No
    -----       -----

                                 TABLE OF CONTENTS


                                                                                Page
PART I - FINANCIAL INFORMATION                                                 Number

     Item 1.   Financial Statements
               Condensed Balance Sheets
                    September 30, 1998 (unaudited) and June 30, 1998 (audited) . . .3
               Condensed Statements of Operations (unaudited)
                    Three Months Ended September 30, 1998
                    and Three Months Ended September 30, 1997. . . . . . . . . . . .4
               Condensed Statements of Cash Flows (unaudited)
                    Three Months Ended September 30, 1998
                    and Three Months Ended September 30, 1997. . . . . . . . . . . .5
               Notes to Condensed Financial Statements (unaudited) . . . . . . . . .6

     Item 1a.  Factors Which May Affect Future Results . . . . . . . . . . . . . . .7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Description of Business. . . . . . . . . . . . . . . . . . . . 10
                    Results of Operations. . . . . . . . . . . . . . . . . . . . . 11
                    Liquidity and Capital Resources. . . . . . . . . . . . . . . . 12
                    Impact of the Year 2000. . . . . . . . . . . . . . . . . . . . 13

PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 14

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 14

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                         SYS
                               CONDENSED BALANCE SHEETS

                                                  9/30/98            6/30/98
                                                -----------        -----------
                                                (Unaudited)         (Audited)
ASSETS
--------------------------------------------
Current assets:
  Cash                                          $     9,000        $    28,000
  Contract receivables, net                       1,188,000          1,185,000
  Receivable from a related party                   223,000            240,000
  Other current assets                               66,000             99,000
                                                -----------        -----------
     Total current assets                         1,486,000          1,552,000

Equipment, furniture and fixtures,
  at cost, less accumulated
  depreciation and amortization                     260,000            247,000
Other assets                                         18,000             17,000
                                                -----------        -----------
                                                $ 1,764,000        $ 1,816,000
                                                -----------        -----------
                                                -----------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------
Current liabilities:
  Note payable to bank                          $   152,000        $   119,000
  Accounts payable                                  198,000            318,000
  Accrued payroll and related taxes                 201,000            253,000
  Other accrued liabilities                           9,000             19,000
  Current portion of long-term debt                  46,000             58,000
  Income taxes payable                               28,000                  0
                                                -----------        -----------
     Total current liabilities                      634,000            767,000
                                                -----------        -----------
Long-term debt                                      149,000            157,000
                                                -----------        -----------
Stockholders' equity:
  Preferred stock                                    55,000             55,000
  Series B preference stock                          71,000             71,000
  Common stock                                      453,000            451,000
  Retained earnings                                 402,000            315,000
                                                -----------        -----------
     Total stockholders' equity                     981,000            892,000
                                                -----------        -----------
                                                $ 1,764,000        $ 1,816,000
                                                -----------        -----------
                                                -----------        -----------

                                         SYS
                          CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                      Three months ended
                                                         September 30
                                                -------------------------------
                                                     1998            1997
                                                --------------- ---------------
Contract revenues                                $   1,865,000   $   2,034,000
                                                --------------- ---------------
Costs and expenses:
  Contract costs                                     1,478,000       1,723,000
  General and administrative                           261,000         184,000
                                                --------------- ---------------
                                                     1,739,000       1,907,000
                                                --------------- ---------------
Income from operations                                 126,000         127,000

Other expense:
  Interest                                               9,000           8,000
                                                --------------- ---------------
                                                         9,000           8,000
                                                --------------- ---------------
Income before income taxes                             117,000         119,000

Provision for income taxes                              27,000               0
                                                --------------- ---------------
Net income                                              90,000         119,000

Dividends on preferred shares                            3,000               0
                                                --------------- ---------------
Net income applicable to common stock                   87,000         119,000

Retained earnings at beginning of period               315,000          36,000
                                                --------------- ---------------
Retained earnings at end of period               $     402,000   $     155,000
                                                --------------- ---------------
                                                --------------- ---------------
Basic earnings per common share                  $        0.03   $        0.04
                                                --------------- ---------------
                                                --------------- ---------------
Diluted earnings per common share                $        0.03   $        0.04
                                                --------------- ---------------
                                                --------------- ---------------
Weighted average number of common shares             3,149,061       3,138,728
                                                --------------- ---------------
                                                --------------- ---------------

                                         SYS
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                        Three months ended
                                                           September 30
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Operating activities:
  Net income                                         $    90,000   $   119,000
  Adjustments to reconcile net income to net cash
  used for operating activities:
     Depreciation and amortization                        14,000        13,000
     Changes in operating assets and liabilities:
         Contract receivables                             (3,000)     (274,000)
         Receivables from related party                   17,000             0
         Other current assets and other assets            33,000       (51,000)
         Accounts payable                               (120,000)     (167,000)
         Accrued payroll and related taxes               (52,000)      (64,000)
         Income taxes payable                             28,000             0
         Other accrued liabilities                       (10,000)       (9,000)

                                                     -----------   -----------
Net cash used for operating activities                    (3,000)     (433,000)
                                                     -----------   -----------
Investing activities:
  Acquisition of furniture and equipment                 (28,000)      (16,000)
                                                     -----------   -----------
Net cash used in investing activities                    (28,000)      (16,000)
                                                     -----------   -----------
Financing activities:
  Proceeds from note payable to bank                   1,890,000     2,048,000
  Payments on note payable to bank                    (1,858,000)   (1,747,000)
  Payments of long-term debt                             (19,000)      (28,000)
  Payments of preferred stock dividends                   (3,000)            0
  Proceeds from issuance of common stock                   2,000             0
                                                     -----------   -----------
Net cash provided by financing activities                 12,000       273,000
                                                     -----------   -----------
Decrease in cash                                         (19,000)     (176,000)
Cash at beginning of period                               28,000       194,000
                                                     -----------   -----------
Cash at end of period                                $     9,000  $     18,000
                                                     -----------   -----------
                                                     -----------   -----------

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of the results of the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(2) Earnings per common share: Effective June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings per common share.

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

       The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                                      Three Months Ending
                                                          September 30
                                                  -----------------------------
                                                     1998               1997
                                                  ----------        ----------
  Numerators:
     Net income (A)                               $   90,000        $  119,000
     Deduct - preferred dividend requirements          3,000                 0
                                                  ----------        ----------

     Net income applicable to common stock (B)    $   87,000        $  119,000
                                                  ----------        ----------
                                                  ----------        ----------

  Denominators:
     Weighted average shares for basic net
       earnings per common share (C)               3,149,061         3,138,728
     Add effects of dilutive securities from
       assumed:
       Conversion of preferred stock                 111,729           121,520
       Exercise of stock options                     115,543            48,719
                                                  ----------        ----------

     Weighted average shares for diluted net
       earnings per common share (D)               3,376,333         3,308,967
                                                  ----------        ----------
                                                  ----------        ----------



  Basic net earnings per common share (B / C)          $0.03             $0.04
                                                  ----------        ----------
                                                  ----------        ----------

  Diluted net earnings per common share ( A / D)       $0.03             $0.04
                                                  ----------        ----------
                                                  ----------        ----------

(3) The results of operations for the quarter ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     4. RECEIVABLE FROM AFFILIATE & ABSENCE OF COLLATERAL Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, the Company's former Chairman and Chief Executive Officer, has entered into an agreement with the Company in which the Company is providing collection services to BCI for certain receivables. The Company could potentially benefit from these receivables over and above the amount owed. Under this arrangement and as of October 31, 1998, UniPrise owes the Company an aggregate of $101,000. Some of the $101,000 owed to the Company is subject to other agreements between the Company and BCI and/or UniPrise and will be paid pursuant to those agreements and as payments are received on the receivables. The total of these receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of these receivables. Although the Company's Board of Directors is working to collect these funds from UniPrise and assist in the collection of the receivables, the amount of this indebtedness is not secured by any collateral. In the event that the Company is not able to secure the return of these advances, the Company may incur losses.

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

     7. POSSIBLE RULE 144 STOCK SALES. A total of 2,216,604 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stocks are exempt from all but the sole market-maker provision for (i) issuers with $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years),
(ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. Officers and Directors of the Company own 70.0% or 2,216,604 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

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

       The General Services Administration (GSA) has awarded the Company two contracts. The first contract awarded is for Information Technologies (IT).
The other contract is for Financial Management Services. The Company has a Blanket Purchase Agreement (BPA) in place at SPAWAR headquarters in San Diego for the IT contract. The Company anticipates expanding the business base in the San Diego area using these contract vehicles.

RESULTS OF OPERATIONS

       The Company revenue for this quarter is approximately 9% less than those in the same quarter in FY 1998. The primary reason for the decline in revenue is a reduction in funding from the government which has adversely effected the UNREP, NAME and Tracor programs during this first quarter. The MPA program had a 13% increase in revenue.

       Total contract and general and administrative expenses have consistently been about 93% of the contract revenue for the three months ended September 30, 1998 and 1997. Interest expense has been about the same in fiscal year 1999 and 1998. The Company has used all available tax loss carry forwards in fiscal year 1998 and has therefore provided for income taxes for the current fiscal year.

       Income from operations is over 6% of the contract revenue for the three months ended September 30, 1998 and 1997. Net income for the quarter is $90,000 as compared to $119,000 for this quarter in the prior year. The reason for the lower net income for the quarter is because of the provision for federal income taxes of $27,000. The negotiated contract backlog was approximately

$3,138,000 at the end of the first quarter.

       The outstanding balance on the Company's revolving line of credit with Scripps Bank increased to $152,000 at the end of the first quarter of FY 1999. At the end of the same period in FY 1998, the line of credit balance was $119,000. The primary reason for the increase in the line of credit is due to the amount owed to the Company by UniPrise for SEI collections related expenses.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had contract receivables (net) of $1,188,000 at the end of the first quarter of FY 1999. For the same quarter in FY 1998, the contract receivables (net) were $1,185,000.

       The Company had accounts payable of $198,000 at the end of the first quarter of FY 1999. For the same quarter in FY 1998 the accounts payable were $318,000. The payment status of these accounts payable is current.

       The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on October 15, 1999. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

       Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year.

       Several key factors indicating the Company's financial condition include:

                                   September 30, 1998         June 30, 1998
                                   ------------------         -------------
Current ratio                             2.34                    2.02
Maximum debt to net worth                 0.80                    1.04
Net worth                               $981,000                $892,000
Net working capital                     $852,000                $785,000
Debt to total assets                       44%                     51%
Book value per common share               $0.27                   $0.24

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

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On February 7, 1997, Systems Exploration, Inc. (SEI) filed a lawsuit against TRW for non-payment of services. These services were performed by SEI in accordance with their obligation under a subcontract from TRW. On April 8, 1998, the Federal court ruled that the Company as collection agent for SEI was a party of interest on behalf of the plaintiff, SEI. On October 26, 1998, the court ruled in favor of the plaintiff (SEI) and awarded them approximately $58,000. A decision on an appeal is pending.

ITEM 2.   CHANGES IN SECURITIES

          At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. At the conclusion of the first year of this policy (August 31, 1998), there were stock options for 81,300 common shares owed to the following outside directors: Paul I. Anderson, 12,000 shares; Robert
E. Carroll, 12,000 shares; L. Randolph Knapp, 11,500 shares; Robert D. Mowry, 12,000 shares; W. Gerald Newmin, 12,000 shares; Charles H. Werner, 12,000 shares; Richard W. Wood, 9,800 shares.

          On September 29, 1998, Mr. Charles Werner, a director of the Company, exercised a stock option for 25,000 shares at $0.09 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          Effective October 21, 1998, Mr. W. Gerald Newmin was elected as interim Chairman of the Board and Chief Executive Officer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                      SIGNATURES


          In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        SYS
                                             ------------------------------
                                                    (Registrant)


Date:     October 9, 1998                     /s/ W. Gerald Newmin
     ----------------------------            ------------------------------
                                             W. Gerald Newmin
                                             Chairman and
                                             Chief Executive Officer