Form 10QSB
period 1998-12-31
SYS
filed 1999-02-11
CIK 96057

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
 ---      Act of 1934

For the quarterly period ended December 31, 1998
                               -----------------
 ---      Transaction Report Under Section 13 or 15(d) of the Securities
          Exchange Act

For the transition period from _______________ to _______________

Commission File Number   0-4169
                       --------
                                      SYS
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           California                                        95-2467354
--------------------------------------                ------------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

        9620 Chesapeake Drive, Suite 201, San Diego, California  92123
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,173,518 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF DECEMBER 31, 1998.


     Traditional Small Business Disclosure Format (check one):

Yes   X      No
     ---         ---

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Balance Sheet (unaudited)
                December 31, 1998. . . . . . . . . . . . . . . . . . . . . . 3
            Condensed Statements of Operations (unaudited)
                Three Months and Six Months Ended December 31, 1998
                and Three Months and Six Months Ended December 31, 1997. . . 4
            Condensed Statements of Cash Flows (unaudited)
                Six Months Ended December 31, 1998
                and Six Months Ended December 31, 1997 . . . . . . . . . . . 5
            Notes to Condensed Financial Statements (unaudited). . . . . . . 6

    Item 1a.    Factors Which May Affect Future Results. . . . . . . . . . . 7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Description of Business . . . . . . . . . . . . . . . . . . 10
                Results of Operations . . . . . . . . . . . . . . . . . . . 11
                Liquidity and Capital Resources . . . . . . . . . . . . . . 12
                Impact of the Year 2000 . . . . . . . . . . . . . . . . . . 13

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 14

    Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . 14

    Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 14

    Item 4. Submission of Matters to a Vote of Security Holders . . . . . . 15

    Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . 15

    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      SYS
                             CONDENSED BALANCE SHEET

                                                                     12/31/98
                                                                   ------------
                                                                    (Unaudited)
 ASSETS
--------------------------------------------------------
 Current assets:
    Cash                                                            $   69,000
    Contract receivables, net                                        1,244,000
    Receivable from a related party                                    103,000
    Other current assets                                                 1,000
                                                                   ------------
      Total current assets                                           1,417,000

 Equipment, furniture and fixtures,
    at cost, less accumulated
    depreciation and amortization                                      258,000
 Other assets                                                           16,000
                                                                   ------------
                                                                    $1,691,000
                                                                   ------------
                                                                   ------------
 LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------
 Current liabilities:
    Note payable to bank                                            $        0
    Accounts payable                                                   162,000
    Accrued payroll and related taxes                                  262,000
    Other accrued liabilities                                           13,000
    Current portion of long-term debt                                    9,000
    Income taxes payable                                                19,000
                                                                   ------------
      Total current liabilities                                        465,000
                                                                   ------------
 Long-term debt                                                        178,000
                                                                   ------------
 Stockholders' equity:
    Preferred stock                                                     55,000
    Series B preference stock                                           71,000
    Common stock                                                       453,000
    Retained earnings                                                  469,000
                                                                   ------------
      Total stockholders' equity                                     1,048,000
                                                                   ------------
                                                                    $1,691,000
                                                                   ------------
                                                                   ------------

                                      SYS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three months ended            Six months ended
                                              December 31                   December 31
                                       -------------------------      -------------------------
                                           1998          1997            1998           1997
                                       ----------     ----------      ----------     ----------
Contract revenues                      $1,867,000     $1,990,000      $3,732,000     $4,024,000
Costs and expenses:
     Contract costs                     1,490,000      1,697,000       2,968,000      3,420,000
     General and administrative           279,000        202,000         540,000        386,000
                                       ----------     ----------      ----------     ----------
                                        1,769,000      1,899,000       3,508,000      3,806,000
                                       ----------     ----------      ----------     ----------
Income from operations                     98,000         91,000         224,000        218,000

Other expenses:
     Interest                               6,000          6,000          15,000         14,000
                                       ----------     ----------      ----------     ----------
                                            6,000          6,000          15,000         14,000
                                       ----------     ----------      ----------     ----------
Income before income taxes                 92,000         85,000         209,000        204,000

Provision for income taxes                 24,000         13,000          51,000         13,000
                                       ----------     ----------      ----------     ----------
Net income                                 68,000         72,000         158,000        191,000

Dividends on preferred shares               1,000          1,000           4,000          1,000
                                       ----------     ----------      ----------     ----------
Net income applicable to common
    stock                                  67,000         71,000         154,000        190,000

Retained earnings at beginning of
    period                                402,000        155,000         315,000         36,000
                                       ----------     ----------      ----------     ----------
Retained earnings at end of period     $  469,000     $  226,000      $  469,000     $  226,000
                                       ----------     ----------      ----------     ----------
                                       ----------     ----------      ----------     ----------
Basic earnings per common share        $     0.02     $     0.02      $     0.05     $     0.06
                                       ----------     ----------      ----------     ----------
                                       ----------     ----------      ----------     ----------
Diluted earnings per common share      $     0.02     $     0.02      $     0.05     $     0.06
                                       ----------     ----------      ----------     ----------
                                       ----------     ----------      ----------     ----------
Weighted average number of
    common shares                       3,173,518      3,141,894       3,161,290      3,140,311
                                       ----------     ----------      ----------     ----------
                                       ----------     ----------      ----------     ----------

                                         SYS
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     Six months ended
                                                                        December 31
                                                          ------------------------------------
                                                               1998                    1997
                                                          ------------            ------------
 Operating activities:
    Net income                                            $    158,000            $    191,000
    Adjustments to reconcile net income to net cash
    used for operating activities:
        Depreciation and amortization                           29,000                  25,000
        Provision for doubtful accounts                              0                       0
        Changes in operating assets and liabilities:
           Contract receivables                                (59,000)               (290,000)
           Other current assets and other assets               137,000                   5,000
           Accounts payable                                     98,000                (287,000)
           Accrued payroll and related taxes                  (156,000)                 (4,000)
           Income taxes payable                                  9,000                  23,000
           Other accrued liabilities                            19,000                 (53,000)
                                                                (6,000)
                                                          ------------            ------------
 Net cash provided by (used for) operating activities          229,000                (390,000)
                                                          ------------            ------------
 Investing activities:
    Acquisition of furniture and equipment                     (39,000)                (29,000)
    (Increase) decrease in other assets                              0                       0
                                                          ------------            ------------
 Net cash used in investing activities                         (39,000)                (29,000)
                                                          ------------            ------------
 Financing activities:
    Proceeds from note payable to bank                       1,960,000               4,355,000
    Payments on note payable to bank                        (2,079,000)             (4,098,000)
    Payments of long-term debt                                 (28,000)                (16,000)
    Payments of preferred stock dividends                       (4,000)                      0
    Proceeds from issuance of common stock                       2,000                       0
                                                          ------------            ------------
 Net cash provided by (used in) financing activities          (149,000)                241,000
                                                          ------------            ------------
 Increase (decrease) in cash                                    41,000                (178,000)
 Cash at beginning of period                                    28,000                 194,000
                                                          ------------            ------------
 Cash at end of period                                    $     69,000            $     16,000
                                                          ------------            ------------
                                                          ------------            ------------

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

      The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                         Three months ended             Six months ended
                                             December 31                   December 31
                                      -------------------------     -------------------------
                                         1998           1997           1998           1997
                                      ----------     ----------     ----------     ----------
 Numerators:
    Net income (A)                    $   68,000     $   72,000     $  158,000     $  191,000
    Deduct - preferred dividend
       requirements                        1,000          1,000          4,000          1,000
    Net income applicable to
       common stock (B)               $   67,000     $   71,000     $  154,000     $  190,000

                                         Three months ended             Six months ended
                                             December 31                   December 31
                                      -------------------------     -------------------------
                                         1998           1997           1998           1997
                                      ----------     ----------     ----------     ----------
 Denominators:
    Weighted average shares for
       basic net earnings per
       common share (C)                3,173,518      3,141,894      3,161,290      3,140,311
    Add effects of dilutive
       securities from assumed:
       Conversion of preferred
                stock                    111,729        115,436        111,729        115,436
       Exercise of stock options         117,278         48,032        117,278         48,032
                                      ----------     ----------     ----------     ----------
    Weighted average shares for
       diluted net earnings per
       common share (D)                3,402,525      3,305,362      3,390,297      3,303,779
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------
 Basic net earnings per common
    share (B/C)                       $     0.02     $     0.02     $     0.05     $     0.06
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------
 Diluted net earnings per common
    share (A/D)                       $     0.02     $     0.02     $     0.05     $     0.06
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------

(3) The results of operations for the quarter and six month period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     4. RECEIVABLE FROM AFFILIATE & ABSENCE OF COLLATERAL Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, the Company's former Chairman and Chief Executive Officer, has entered into an agreement with the Company in which the Company is providing collection services to BCI/UniPrise for certain receivables. The Company could potentially benefit from these receivables over and above the amount owed. Under this arrangement and as of January 23, 1999, BCI/UniPrise owes the Company an aggregate of $115,000. Some of the $115,000 owed to the Company is subject to other agreements between the Company and BCI/UniPrise and will be paid pursuant to those agreements and as payments are received on the receivables.
 The total of these receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of these receivables. Although the Company's Board of Directors is working to collect these funds from BCI/UniPrise and assist in the collection of the receivables, the amount of this indebtedness is not secured by any collateral. In the event that the Company is not able to secure the return of these advances, the Company may incur losses.

     5. LIMITED ASSETS OF THE COMPANY The Company has very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a short term bank loan with Scripps Bank and other short-term accruals imposes certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. As of December 31, 1998, Officers and Directors of the Company own 70.0% or 2,216,604 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

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

     The Underway Replenishment (UNREP) Program had its first of three option years exercised on November 26, 1998. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project continues to refine the detail design. Shipboard technical assistance continues to gain strength and is the basis for continued business confidence in the coming year. Due to the declining number of Underway Replenishment Ships in the active U.S. Navy fleet and the transfer of many of these assets to the Military Sealift Command (MSC), a significant upgrade or backfit program has developed to extend the serviceable life of these ships. The Company is playing a major role in this program including design, asset procurement, shipboard installation and the subsequent changes to the technical documentation. The Company also has a key role in developing the UNREP depot repair capability for selected equipments.

     The Management, Planning and Analysis (MPA) Program had its last of four option years exercised on February 1, 1999. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The Naval Architecture and Marine Engineering (NAME) Program had its third of four option years exercised on November 24, 1998. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), the Company provides extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The outlook for this contract is good, but challenging. We are attempting to expand our customer base in an environment of decreasing customer budgets.

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

RESULTS OF OPERATIONS

     The Company revenue for this quarter is approximately 6% less than those in the same quarter in FY 1998. For the first six months of FY 1999, revenue decreased by about 7% over the prior year's same period. The primary reason for the decline in revenue is a reduction in direct and subcontracted work on the NAME program during the first six months of FY 1999. This resulted in a 54% decrease in revenue on the NAME program. The MPA program had a 15% increase in revenue and the UNREP program had a 5% increase in revenue during the first six months of FY 1999. Revenue in the second quarter of FY 1999 was slightly higher than in the first quarter of the year.

     Total contract and general and administrative expenses have consistently been about 95% of the contract revenue for the six months ended December 31, 1998 and 1997. Interest expense has been about the same in fiscal years 1999 and 1998. The Company has used all available tax loss carry forwards in fiscal year 1998 and therefore income taxes are higher in the current fiscal year.

     Income from operations is 6% of the contract revenue for the six months ended December

31, 1998 compared to 5% for the same period in the prior year. Net income for the first six months of FY 1999 is $158,000 as compared to $191,000 for the same period in the prior year. The reason for the lower net income for the period is because of the provision for federal income taxes of $51,000 in FY 1999 as compared to $13,000 for the same period in the prior year. The negotiated contract backlog was approximately $3,258,000 at December 31, 1998.

     The outstanding balance on the Company's revolving line of credit with Scripps Bank was reduced to zero at December 31, 1998. At the end of the same period in FY 1998, the line of credit balance was $257,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,244,000 at the end of the second quarter of FY 1999. For the same quarter in FY 1998, the contract receivables (net) were $1,317,000.

     The Company had accounts payable of $162,000 at the end of the second quarter of FY 1999. For the same quarter in FY 1998 the accounts payable were $175,000. The payment status of these accounts payable is current.

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

     Several key factors indicating the Company's financial condition include:


                           December 31, 1998      September 30, 1998        June 30, 1998
                           -----------------      ------------------        -------------
 Current ratio                   3.05                    2.34                    2.02
 Maximum debt to net
    worth                        0.61                    0.80                    1.04
 Net worth                    $1,048,000               $981,000                $892,000
 Net working capital           $952,000                $852,000                $785,000
 Debt to total assets            38%                     44%                     51%
 Book value per
    common share                $0.29                   $0.27                   $0.24

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

     On January 26, 1998, the Company was served notice that it was being added as a defendant in a lawsuit brought by an individual against a Company employee. The Company's insurance firm is handling the legal requirements. At this time, the Company does not anticipate that this lawsuit will have an adverse effect on the Company's operations.

ITEM 2.   CHANGES IN SECURITIES

     At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. At the conclusion of the first year of this policy (August 31, 1998), stock options were issued for 81,300 common shares to the following outside directors: Paul I. Anderson, 12,000 shares; Robert E. Carroll, 12,000 shares; L. Randolph Knapp, 11,500 shares; Robert D. Mowry, 12,000 shares; W. Gerald Newmin, 12,000 shares; Charles H. Werner, 12,000 shares; Richard W. Wood, 9,800 shares. Under the same policy, for the period from September 1, 1998 to December 31, 1998, stock options totaling 21,645 common shares at $0.68 per share are owed to the following outside directors:
Paul I. Anderson, 4,000 shares; Robert E. Carroll, 4,000 shares; Robert D. Mowry, 4,000 shares; W. Gerald Newmin, 1,645 shares; Charles H. Werner, 4,000 shares; Richard W. Wood, 4,000 shares.

     On September 29, 1998, Mr. Charles Werner, a director of the Company, exercised a stock option for 25,000 shares at $0.09 per share.

     With regards to all transactions disclosed in Item 2, the Company did not incur any expenses, discounts, commissions or finders' fees. These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and are therefore exempt from Section 5 of the same Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On January 20, 1999, the Company held its 1998 Annual Meeting of Shareholders. There were 3,173,518 shares eligible as of the record date and 2,952,858 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

   (a.)   Proposal to elect the Directors pursuant to management's nominations.
This proposal was defeated with 721,504 shares voting in favor, 2,231,354 shares voting against, and 0 shares abstaining.

   (b.)   Proposal to elect Lawrence L. Kavanau, Robert D. Mowry, W. Gerald
Newmin, Charles E. Vandeveer and Charles H. Werner Directors pursuant to a motion from the floor. This proposal was approved with 2,489,541 shares voting in favor, 463,317 shares voting against, and 0 shares abstaining.

   (c.)   Proposal to approve the appointment of J. H. Cohn LLP as the independent certified public accountants for the corporation for its 1999 fiscal year. This proposal was approved with 2,948,452 shares voting in favor, 2,641 shares voting against, and 1,765 shares abstaining

   (d.)   Proposal to amend the SYS 1997 Incentive Stock Option and Restricted
Stock Plan ("Plan") to increase the amount of common shares subject to the Plan for non-employee directors and consultants from 350,000 to a total of 450,000 and for employees from 500,000 to a total of 750,000. This proposal was approved with 2,893,136 shares voting in favor, 36,913 shares voting against, and 22,809 shares abstaining.

ITEM 5.   OTHER INFORMATION

     At the Annual Board of Directors meeting held on January 20, 1999, Lawrence
L. Kavanau was elected Chairman of the Board; W. Gerald Newmin was elected Chief Executive Officer and Chief Financial Officer; Charles E. Vandeveer was elected Executive Vice President and Michael W. Fink was elected Vice President, Administration and Secretary.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None

                                      SIGNATURES


     In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                             SYS
                                                 --------------------------
                                                        (Registrant)



Date:       February 9, 1999                      /s/ W. Gerald Newmin
      ----------------------------               --------------------------
                                                  W. Gerald Newmin
                                                  Chief Executive Officer