Form 10QSB
period 1999-03-31
SYS
filed 1999-05-10
CIK 96057

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
 ---      Act of 1934

For the quarterly period ended      March 31, 1999
                               ---------------------

          Transaction Report Under Section 13 or 15(d) of the Securities
 ---      Exchange Act

For the transition period from                        to
                              ----------------------    ---------------------

Commission File Number    0-4169
                       ------------

                                         SYS
-------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

            CALIFORNIA                                         95-2467354
----------------------------------                         -------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

          9620 CHESAPEAKE DRIVE, SUITE 201, SAN DIEGO, CALIFORNIA  92123
-------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (619) 715-5500
-------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,236,732 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF APRIL 30, 1999.

     Transitional Small Business Disclosure Format (check one):

Yes            No X
   ---           ---

                                  TABLE OF CONTENTS

                                                                                  Page
PART I - FINANCIAL INFORMATION                                                   Number

     Item 1.   Financial Statements
               Condensed Balance Sheet (unaudited)
                    March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .3
               Condensed Statements of Operations (unaudited)
                    Three Months and Nine Months Ended March 31, 1999
                    and Three Months and Nine Months Ended March 31, 1998. . . . . .4
               Condensed Statements of Cash Flows (unaudited)
                    Nine Months Ended March 31, 1999
                    and Nine Months Ended March 31, 1998 . . . . . . . . . . . . . .5
               Notes to Condensed Financial Statements (unaudited) . . . . . . . . .6

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

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 15


                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                         SYS
                               CONDENSED BALANCE SHEET

                                                                      3/31/99
                                                                    -----------
                                                                    (Unaudited)
 ASSETS
 ----------------------------------------
 Current assets:
      Cash                                                         $    140,000
      Contract receivables, net                                       1,150,000
      Receivable from a related party                                   132,000
      Other current assets                                               65,000
                                                                   ------------
           Total current assets                                       1,487,000

 Equipment, furniture and fixtures,
      at cost, less accumulated
      depreciation and amortization                                     247,000
 Other assets                                                            17,000
                                                                   ------------
                                                                   $  1,751,000
                                                                   ------------
                                                                   ------------

 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------------
 Current liabilities:
      Note payable to bank                                         $          0
      Accounts payable                                                  114,000
      Accrued payroll and related taxes                                 244,000
      Other accrued liabilities                                          17,000
      Current portion of long-term debt                                   9,000
      Income taxes payable                                               47,000
                                                                   ------------
           Total current liabilities                                    431,000
                                                                   ------------
 Long-term debt                                                         166,000
                                                                   ------------
 Stockholders' equity:
      Preferred stock                                                    55,000
      Series B preference stock                                          71,000
      Common stock                                                      489,000
      Retained earnings                                                 539,000
                                                                   ------------
           Total stockholders' equity                                 1,154,000
                                                                   ------------
                                                                   $  1,751,000
                                                                   ------------
                                                                   ------------

                                         SYS
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                       Three months ended               Nine months ended
                                                            March 31                         March 31
                                                 ----------------------------     ----------------------------
                                                     1999             1998              1999           1998
                                                 -----------      -----------     -------------     ----------
 Contract revenues                               $ 1,873,000      $ 1,875,000     $   5,605,000     $5,899,000
 Costs and expenses:
      Contract costs                               1,534,000        1,599,000         4,502,000      5,019,000
      General and administrative                     235,000          193,000           775,000        579,000
                                                 -----------      -----------     -------------     ----------
                                                   1,769,000        1,792,000         5,277,000      5,598,000
                                                 -----------      -----------     -------------     ----------
 Income from operations                              104,000           83,000           328,000        301,000

 Other expenses:
      Interest                                         5,000           11,000            20,000         25,000
                                                 -----------      -----------     -------------     ----------
                                                       5,000           11,000            20,000         25,000
                                                 -----------      -----------     -------------     ----------
 Income before income taxes                           99,000           72,000           308,000        276,000

 Provision for income taxes                           26,000            4,000            77,000         17,000
                                                 -----------      -----------     -------------     ----------
 Net income                                           73,000           68,000           231,000        259,000
 Dividends on preferred shares                         3,000            2,000             7,000          3,000
                                                 -----------      -----------     -------------     ----------
 Net income applicable to common stock                70,000           66,000           224,000        256,000

 Retained earnings at beginning of period            469,000          226,000           315,000         36,000
                                                 -----------      -----------     -------------     ----------
 Retained earnings at end of period              $   539,000      $   292,000     $     539,000     $  292,000
                                                 -----------      -----------     -------------     ----------
                                                 -----------      -----------     -------------     ----------

 Basic earnings per common share                 $      0.02      $      0.02     $        0.07     $     0.08
                                                 -----------      -----------     -------------     ----------
                                                 -----------      -----------     -------------     ----------
 Diluted earnings per common share               $      0.02      $      0.02     $        0.07     $     0.08
                                                 -----------      -----------     -------------     ----------
                                                 -----------      -----------     -------------     ----------

                                      SYS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine months ended
                                                           March 31
                                                -------------------------------
                                                      1999               1998
                                                ------------       -------------
Operating activities:
     Net income                                 $    231,000       $    259,000
     Adjustments to reconcile net income to
     net cash used for operating activities:
          Depreciation and amortization               43,000             38,000
          Changes in operating assets and
          liabilities:
               Contract receivables                   35,000           (398,000)
               Receivables from related party        108,000                  0
               Other current assets and other
               assets                                 70,000           (157,000)
               Accounts payable                     (204,000)          (207,000)
               Accrued payroll and related
               taxes                                  (9,000)           (61,000)
               Income taxes payable                   47,000             26,000
               Other accrued liabilities              (2,000)           (51,000)
Net cash provided by (used for) operating
activities                                           319,000           (551,000)
                                                ------------       ------------

Investing activities:
     Acquisition of furniture and equipment          (43,000)           (54,000)
                                                ------------       ------------

Net cash used in investing activities                (43,000)           (54,000)
                                                ------------       ------------

Financing activities:
     Proceeds from note payable to bank            5,535,000          6,140,000
     Payments on note payable to bank             (5,654,000)        (5,662,000)
     Payments of long-term debt                      (39,000)           (49,000)
     Payments of preferred stock dividends            (8,000)            (3,000)
     Proceeds from exercise of stock option            2,000                  0
                                                ------------       ------------
Net cash provided by (used in) financing
activities                                          (164,000)           426,000
                                                ------------       ------------

Increase (decrease) in cash                          112,000           (179,000)
Cash at beginning of period                           28,000            194,000
                                                ------------       ------------

Cash at end of period                           $    140,000       $     15,000
                                                ------------       ------------
                                                ------------       ------------

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

          The following table summarizes the calculation of basic and diluted earnings per common share for each period:


                                                    Three months ended     Nine months ended
                                                          March 31             March 31
                                                    ------------------    -------------------
                                                      1999      1998       1999       1998
                                                    -------    -------    --------   --------
Numerators:
      Net income (A)                                $73,000    $68,000    $231,000   $259,000
      Deduct - preferred dividend
           requirements                               3,000      2,000       7,000      3,000
                                                    -------    -------    --------   --------
      Net income applicable to
           common stock (B)                         $70,000    $66,000    $224,000   $256,000
                                                    -------    -------    --------   --------
                                                    -------    -------    --------   --------

 Denominators:
      Weighted average shares for
           basic net earnings per
           common share (C)
      Add effects of dilutive                        3,174,629      3,147,707     3,165,671    3,142,740
           securities from assumed:
           Conversion of preferred
                stock
           Exercise of stock options                   111,728        111,728       111,728      111,728
                                                       148,085         76,993       148,085       76,993
                                                    ----------     ----------    ----------   ----------

      Weighted average shares for
           diluted net earnings per
           common share (D)                          3,434,442      3,336,428     3,425,484    3,331,461
                                                    ----------     ----------    ----------   ----------
                                                    ----------     ----------    ----------   ----------
 Basic net earnings per common
      share (B/C)                                   $     0.02     $     0.02    $     0.07   $     0.08
                                                    ----------     ----------    ----------   ----------
                                                    ----------     ----------    ----------   ----------

 Diluted net earnings per common
      share (A/D)                                   $     0.02     $     0.02    $     0.07   $     0.08
                                                    ----------     ----------    ----------   ----------
                                                    ----------     ----------    ----------   ----------


(3) The results of operations for the quarter and Nine month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     4. RECEIVABLE FROM AFFILIATE & ABSENCE OF COLLATERAL Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a Director of the Company and the Company's former Chairman and Chief Executive

Officer, has entered into an agreement with the Company in which the Company is providing collection services to BCI/UniPrise for certain receivables.
The Company could potentially benefit from these receivables over and above the amount owed. Under this arrangement and as of April 17, 1999, BCI/UniPrise owes the Company an aggregate of $132,000. Some of the $132,000 owed to the Company is subject to other agreements between the Company and BCI/UniPrise and will be paid pursuant to those agreements and as payments are received on the receivables. The total of these receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of these receivables. Although the Company's Board of Directors is working to collect these funds from BCI/UniPrise and assist in the collection of the receivables, the amount of this indebtedness is not secured by any collateral. In the event that the Company is not able to secure the return of these advances, the Company may incur losses.

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

     7. POSSIBLE RULE 144 STOCK SALES. A total of 1,646,926 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. As of April 30, 1999, Officers and Directors of the Company own 62.9% or 2,035,502 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

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

          The Management, Planning and Administrative (MPA) Program had its last of four option years exercised on February 1, 1999. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Public Affairs, Combat Systems Engineering and Facilities Engineering. Tasking in the areas of Business Process Reengineering and Reorganization for greater efficiencies as well as Battle Force and Battle Group Interoperability are experiencing growth. The Company is preparing for the recompetition of this contract, which is expected to begin this summer. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

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

          The Company is pursuing mechanical engineering design and fabrication work from Universal Studios. During the past quarter, the Company has completed a sizable engineering feasibility study for Universal Studios in support of their new Osaka, Japan theme park which is now under construction. The Company is currently bidding on a design and fabrication project and will continue to pursue other engineering support tasks from Universal Studios.

          The Company has recently set up an Electronic Records Management
(ERM) department. The Company has hired an experienced ERM manager and has the required hardware and software to support this department. This department will develop work with the government and commercial sectors.

RESULTS OF OPERATIONS

          The Company revenue for this quarter is similar to those in the same quarter in FY 1998. For the first nine months of FY 1999, revenue decreased by about 5% over the prior year's same period.

The primary reason for the decline in revenue is a reduction in direct and subcontracted work on the NAME program during the first nine months of FY 1999. This resulted in a 54% decrease in revenue on the NAME program. The MPA program had a 11% increase in revenue and the UNREP program had a 19% increase in revenue during the first nine months of FY 1999. Revenue in the third quarter was slightly higher than in the first and second quarters of FY 1999.

          Total contract and general and administrative expenses are 94% of contract revenue for the nine months ended March 31, 1999 compared to 95% for the same period in the prior year. The general and administrative expenses were higher in FY 1999 due to an increase in business development and bid and proposal expenses. Interest expense was lower in the first nine months of FY 1999 due to limited use of the Company's revolving credit facility. The Company used all available tax loss carry forwards in fiscal year 1998 and therefore income taxes are higher in the current fiscal year.

          Income from operations is 6% of contract revenue for the nine months ended March 31, 1999 compared to 5% for the same period in the prior year. Net income for the first nine months of FY 1999 is $231,000 as compared to $259,000 for the same period in the prior year. The reason for the lower net income for the period is because of the provision for federal income taxes of $77,000 in FY 1999 as compared to $17,000 for the same period in the prior year. The negotiated contract backlog was approximately $4,327,000 at March 31, 1999.

          The outstanding balance on the Company's revolving line of credit with Scripps Bank was zero at March 31, 1999. At the end of the same period in FY 1998, the line of credit balance was $478,000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had contract receivables (net) of $1,150,000 at the end of the third quarter of FY 1999. For the same quarter in FY 1998, the contract receivables (net) were $1,441,000.

          The Company had accounts payable of $114,000 at the end of the third quarter of FY 1999. For the same quarter in FY 1998 the accounts payable were $255,000. The payment status of these accounts payable is current.

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

          Several key factors indicating the Company's financial condition include:


                                      March 31, 1999          June 30, 1998
                                      --------------          -------------
 Current ratio                             3.45                    2.02
 Maximum debt to net worth                 0.52                    1.04
 Net worth                              $1,154,000               $892,000
 Net working capital                    $1,056,000               $785,000
 Debt to total assets                      34%                     51%
 Book value per common share              $0.32                   $0.24

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

IMPACT OF THE YEAR 2000

          The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Company is continually upgrading its software and has upgraded its financial software to insure compliance with the Year 2000 issue. The Company has also run diagnostics on all computer systems in its San Diego office to confirm Year 2000 compliance. Similar diagnostics will be run at the Company's other locations. The Company believes that with these software reviews and upgrades, the Year 2000 issue will not pose significant operational problems for its internal computer systems. The Company anticipates that all systems will be Year 2000 compliant by June 30, 1999 through the use of internal and external resources and does not anticipate incurring significant costs on this issue. There can be no assurance that the systems of the Company's customers or suppliers will be converted on a timely basis or that such failure to convert by another company will not have an adverse effect on the Company. However, the Company has received assurances from its bank, payroll processor and 401-k administrator that they are Year 2000 compliant. Also, since the Company is primarily a provider of services, the Company does not believe that other suppliers will have a significant impact on the Company's possible Year 2000 problems. The Company does not expect the Year 2000 issue to have a material effect on its financial position, results of operations or cash flows in any given year.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On February 7, 1997, Systems Exploration, Inc. (SEI) filed a lawsuit against TRW for non-payment of services. These services were performed by SEI in accordance with their obligation under a subcontract from TRW. On April 8, 1998, the Federal court ruled that the Company as collection agent for SEI was a party of interest on behalf of the plaintiff, SEI. This matter has been settled with no expenses borne by the Company.

          On January 26, 1998, the Company was served notice that it was being added as a defendant in a lawsuit brought by an individual against a Company employee. The Company's insurance firm has settled this matter.

ITEM 2.   CHANGES IN SECURITIES

          At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. At the conclusion of the first year of this policy (August 31, 1998), stock options were issued for 81,300 common shares to the following outside directors: Paul I. Anderson, 12,000 shares; Robert E. Carroll, 12,000 shares; L. Randolph Knapp, 11,500 shares; Robert D. Mowry, 12,000 shares; W. Gerald Newmin, 12,000 shares; Charles H. Werner, 12,000 shares; Richard W. Wood, 9,800 shares. Mr. Knapp's option for 11,500 shares has expired. Under the same policy, for the period from September 1, 1998 through March 31, 1999, stock options totaling 30,645 common shares at $0.68 per share are owed to the following outside directors:
Paul I. Anderson, 5,000 shares; Robert E. Carroll, 5,000 shares; Robert D. Mowry, 7,000 shares; W. Gerald Newmin, 1,645 shares; Charles H. Werner, 7,000 shares; Richard W. Wood, 5,000 shares.

          On September 29, 1998, Mr. Charles Werner, a director of the Company, exercised a stock option for 25,000 shares of common stock at $0.09 per share.

          On February 4, 1999, the Company entered into an agreement with Mr. Bruce W. Barren of The EMCO/Hanover Group, Inc. (Barren) to compensate Barren with 50,000 shares of the Corporation's common stock, valued at $0.72 per
share, in exchange for financial advisory services.   These shares were
registered with the Securities and Exchange Commission on Form S-8.

          On April 1, 1999, the Company granted the conversion of 864 shares of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock into 1,728 shares of Common Stock. This transaction exhausted the remaining shares of common stock reserved for conversion of this Preference Stock.

          On April 15, 1999, Mr. Paul I. Anderson, a former Director of the Company, exercised a stock option for 11,486 shares of common stock at $0.31 per share. Mr. Anderson then sold these shares to Michael W. Fink, an Officer of the Company.

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

     (c.) Proposal to approve the appointment of J. H. Cohn LLP as the independent certified public accountants for the corporation for its 1999 fiscal year. This proposal was approved with 2,948,452 shares voting in favor, 2,641 shares voting against, and 1,765 shares abstaining.

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

                                                      SYS
                                               -------------------------------
                                                 (Registrant)



Date: May 7, 1999                                 /s/ W. Gerald Newmin
      -------------                               ----------------------------
                                                  W. Gerald Newmin
                                                  Chief Executive Officer