Form 10KSB40
period 1999-06-30
SYS
filed 1999-10-04
CIK 96057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934
For the fiscal year ended June 30, 1999

                                       OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From_____________ to ______________

                          Commission File Number 0-4169

                                      SYS
                  --------------------------------------------
                 (Name of Small Business Issuer in Its charter)

               California                                  95-2467354
     -------------------------------                  -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

   9620 Chesapeake Drive, San Diego, California              92123
   --------------------------------------------          ------------
     (Address of Principal Executive Offices)             (Zip Code)

              (619) 715-5500
-------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X)

     Revenues for the fiscal year ended June 30, 1999 were $7,898,628.

                       APPLICABLE TO CORPORATE REGISTRANTS

     As of June 30, 1999, the Issuer had outstanding 3,236,732 shares of Common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 69,781 shares of Preference Series B stock, $1.00 par value.

     The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 1999 was $557,358 and 1,201,203, respectively. The total number of non-affiliate shares of Common stock was multiplied by $0.464 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 1999) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $1,501,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes     No  X.
                                                                   ----   ----

                                       SYS
                       FOR FISCAL YEAR ENDED JUNE 30, 1999
                            FORM 10-KSB ANNUAL REPORT
                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I

         Item 1.  DESCRIPTION OF BUSINESS                                           5

                  Description of Business                                           5

                  Products and Services                                             5

                  Business Developments                                             5

                  Contract Backlog and Customers                                    7

                  Competitive Conditions                                            7

                  Employees                                                         7

                  Factors Which May Affect Future Results                           7

         Item 2.  DESCRIPTION OF PROPERTY                                          10

         Item 3.  LEGAL PROCEEDINGS                                                10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
                  HOLDERS                                                          10

PART II

         Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                              11

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION                                                        12

                  Selected Financial Data                                          12

                  Results of Operations                                            13

                  Liquidity and Working Capital                                    14

                  Impact of the Year 2000                                          15

         Item 7.  FINANCIAL STATEMENTS                                             16

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                    16
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                                                                 PAGE
                                                                                 ----
PART III

         Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                   THE EXCHANGE ACT                                                17

         Item 10.  EXECUTIVE COMPENSATION                                          21

         Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                                  22

         Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  24

         Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                          25

SIGNATURES                                                                         27

         FINANCIAL STATEMENTS                                                     F-1
                                                                                   to
                                                                                 F-16

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

Systems Planning                      Computer Hardware and Software Integration
Management and Analysis               Software Development
Office Automation                     Operations Analysis
Information Management Systems        Computer System Analysis
Design Development                    Systems Engineering
Marine Engineering                    Naval Architecture
Ordnance Engineering                  Reliability Engineering and Analysis
Logistics Analysis and Engineering    Hazardous Materials Reduction Studies
Hardware Integration and Fabrication Computer and Computer Equipment Sales Electronic Record Management


BUSINESS DEVELOPMENTS

     Company revenues for Fiscal Year 1999 increased slightly over the previous fiscal year. Net income for Fiscal Year 1999 increased 4% over the previous fiscal year. The Company revenue and net income trends are positive, however, there can be no certainty that they will continue to be positive.

     The Underway Replenishment (UNREP) Program had its first of three option years exercised on December 4, 1998. This program accounted for about 30% of the Company's revenue. This program provides in-service engineering support to the U.S. Navy Fleet. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project continues to refine the detail design. Shipboard technical assistance continues to gain strength and is the basis for continued business confidence in the coming year. Due to the declining number of Underway Replenishment Ships in the active U.S. Navy fleet and the transfer of many of these assets to the Military Sealift Command (MSC), a significant upgrade or backfit program has developed to extend the serviceable life of these ships. The Company is playing a major role in this program including design, asset procurement, shipboard installation and the subsequent changes to the technical documentation. The Company also has a key role in developing the UNREP depot repair capability for selected equipments.

     The Management, Planning and Analysis (MPA) Program had its fourth of four option years exercised on February 1, 1999 and the Company is preparing for this contract's recompetition. This program accounted for about 50% of the Company's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. SYS has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

     The Naval Architecture and Marine Engineering (NAME) Program had its third of four option years exercised on November 25, 1998. This program accounted for about 11% of the Company's revenue. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD
NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), the Company provides extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The outlook for this contract next year is good, but challenging. We are attempting to expand our customer base in an environment of decreasing customer budgets. The Company is now supporting a new Army Navy Literage Procurement Program providing logistics engineering services to the Naval Facilities Engineering Command.

     The Company was awarded a three-year subcontract on August 2, 1999 from Santa Barbara Applied Research, Inc. to continue its support to the Naval Air Systems Command. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor (now Marconi), on April 24, 1997. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO,SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

     The General Services Administration (GSA) has awarded the Company two contracts. The first contract awarded is for Information Technologies (IT). The other contract is for Financial

Management Services. The Company has a Blanket Purchase Agreement (BPA) in place at SPAWAR headquarters in San Diego for the IT contract. The Company anticipates expanding its business in the San Diego area using these contract vehicles. The Company has had initial success in placing orders on these contract vehicles in fiscal year 1999.

     The Company launched a new division in the last quarter of fiscal year 1999 that provides electronic records management. This division is expected to grow considerably over the next year and is one of the reasons for the increased use of the Company's GSA contracts. This new technical capability has served as an entry into the Navy SEABEE Logistics Center providing capability to better address combat readiness of Naval Construction Forces. This division booked its first revenue in the first quarter of fiscal year 2000.

CONTRACT BACKLOG AND CUSTOMERS

     As of June 30, 1999, the Company's contract backlog, including negotiated contract options, was approximately $11,756,000, compared with approximately $22,047,000 on June 30, 1998. The primary reason for the decrease in year-to-year backlog is due to the fact that the Company had no major contract recompetitions during Fiscal Year 1998 and was considerably under contract ceiling on one prime contract. Contract value backlog is converted to revenues by performance on funded delivery orders or contracted tasks within each contract or subcontract. Specific work activity is defined, scheduled and priced by individual delivery orders (D.O.s) or contracted tasks (C.T.s). The actual D.O. and C.T. backlog on June 30, 1999 was approximately $3,207,000, as compared with approximately $5,024,000 on June 30, 1998. The reason the actual backlog is less in fiscal year 1999 is due to fewer fully funded D.O.s at year end.

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

EMPLOYEES

     The Company had 76 full-time and 18 part-time employees on June 30, 1999, compared to 72 full-time and 21 part-time employees on June 30, 1998

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

     4. RECEIVABLE FROM AFFILIATE Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a Director of the Company and the Company's former Chairman and Chief Executive Officer, has entered into an agreement with the Company in which the Company is providing collection services to BCI/UniPrise for certain receivables (the "Receivables"). The Company could potentially benefit from the Receivables over and above the amount owed. Under this arrangement and as of September 4, 1999, BCI/UniPrise owes the Company an aggregate of $160,000. Some of the $160,000 owed to the Company is subject to other agreements between the Company and BCI/UniPrise and will be paid pursuant to those agreements and as payments are received on the Receivables. The total of the Receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of the Receivables. Subsequent to June 30, 1999 and effective September 21, 1999, Mr. Mowry resigned from the Company's Board of Directors. On September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note is secured by the Receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry. While the Company believes that the Note is sufficiently secured, the Company may incur losses. (See "Item 12, Certain Relationships and Related Transactions.")

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

     7. POSSIBLE RULE 144 STOCK SALES. A total of 2,035,529 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. Officers and Directors of the Company own 62.9% or 2,035,529 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs. (See "Principal Shareholders").

ITEM 2.   DESCRIPTION OF PROPERTY

     The business and operations of the Company are now conducted in the following office spaces:

                                 Approx.
Location                         Sq. Feet          Lease Term                         Rental
--------                         --------          -----------                        ------

9620 Chesapeake Drive            6,820             Expires April 30, 2003             $ 6,820/mo.
San Diego, CA  92123

2451 Crystal Drive               2,968             Expires July 31, 2004              $ 7,667/mo.
Five Crystal Park
Arlington, VA  22202

1721 Pacific Avenue              7,117             Expires March 31, 2000             $ 8,824/mo.
Oxnard, CA  93033                                  (Cancelable with 6 months
                                                   prior written notice)


ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 1999.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:

     Fiscal Year 1998                   BID                     ASK
     ----------------                   ---                     ---
     First Quarter                      $0.452                  $0.452
     Second Quarter                     $0.478                  $0.549
     Third Quarter                      $0.625                  $1.125
     Fourth Quarter                     $0.529                  $0.886
     Fiscal Year 1999                   BID                     ASK
     ----------------                   ---                     ---
     First Quarter                      $0.646                  $0.813
     Second Quarter                     $0.625                  $0.688
     Third Quarter                      $0.625                  $0.750
     Fourth Quarter                     $0.302                  $0.625

     The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

     (b) As of June 30, 1999, there were approximately 419 record holders of the Company's Common Stock.

     (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below:

                  AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
                      (thousands except per share amounts)

                                                              1999             1998            1997
                                                            --------         --------        ------
OPERATING RESULTS:

Contract revenues                                             $7,899           $7,877          $7,649
Costs and expenses:
   Contract costs                                              6,578            6,653           6,596
   General and administrative                                    871              868             783

Income from operations                                           450              356             270

Other (income) expense:
   Interest income                                               (9)              (9)               0
   Interest expense                                               27               38              40
   Loss on sale and disposition of equipment                       4                0               0

Income before income taxes                                       428              327             230

Provision for income taxes                                       134               43               1

Net income                                                       294              284             229

Net income applicable to common stock                            286              275             220

Basic net earnings per common share                             0.09             0.09            0.07

Diluted net earnings per common share                           0.09             0.08            0.07

BALANCE SHEET DATA:

Total assets                                                   2,285            1,816           1,615

Borrowings-bank line of credit                                     0              119               0

Long-term obligations (including
   current portion)                                              157              214             239

Stockholders' equity                                           1,220              892             612

RESULTS OF OPERATIONS

FISCAL YEAR 1999 VS. FISCAL YEAR 1998

     The Company's revenues from government contracts were approximately $7,792,000 and $7,811,000 for 1999 and 1998, respectively. Total revenues for 1999 were $7,899,000 compared to $7,877,000 for 1998.

     The improvement in the Company's revenues was primarily related to approximately $411,000 in increased sales on the MPA contract and $662,000 in sales on the UNREP contract. The increase in sales occurred despite reduced sales on the NAME contract of about $911,000 and in the Washington, D.C. operations of $109,000.

     During 1999, the Company's income from operations was $450,000 compared to $356,000 in 1998. During 1999, the Company had net income of $294,000 compared to $284,000 in 1998. The increase in net income occurred despite the provision for income taxes of $134,100 required in 1999, compared to $43,700 in 1998.

     Substantially all of the Company's contracts are of the cost reimbursable plus fee type. Revenues on cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs decreased to $6,577,000 in 1999 from $6,653,000 in 1998 and general and administrative expenses increased to $871,000 in 1999 from $868,000 in 1998 primarily as a result of the increase in sales.

     Basic net earnings per common share was $0.09 in 1999 compared to $0.09 in 1998. The related weighted average number of common shares outstanding was 3,190,103 in 1999 and 3,144,171 in 1998. Diluted net earnings per common share was $0.09 in 1999 compared to $0.08 in 1998. The related weighted average number of common shares outstanding was 3,317,721 in 1999 and 3,296,376 in 1998.

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

     Basic net earnings per common share was $0.09 in 1998 compared to $0.07 in 1997. The related weighted average number of common shares outstanding was 3,144,171 in 1998 and 2,946,054 in 1997. Diluted net earnings per common share was $0.08 in 1998 compared to $0.07 in 1997.

LIQUIDITY AND WORKING CAPITAL

     The Company had net working capital of $1,039,000 at June 30, 1999 compared to $786,000 at June 30, 1998. Contract receivables increased by $264,000 during 1999. The Company's line of credit borrowings was reduced to a zero balance during 1999. Accounts payable was $75,000 higher in 1999 than in 1998. This was mainly attributable to an increase in other direct costs on the Company's contracts in 1999. There are three notes that make up the total of the current and long-term notes payable. The Company's net assets increased by $328,000 in 1999 to $1,220,000. Net furniture and equipment decreased by $6,000 in 1999.

     The Company's primary source of liquidity is its $500,000 revolving line of credit facility under a loan agreement with Scripps Bank that expires on October 15, 1999. The loan is secured by all of the Company's assets including contract receivables. Scripps Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps Bank charges an interest rate of 1.5% over prime.

     The Company also finances a portion of its operations through leases. At June 30, 1999, the Company had noncancellable operating leases for its offices which expire at various dates through July 2004. The Company also leases certain computer and office equipment under capital leases expiring at various dates through May 2003.

     Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 1999 totaled $70,746, of which $18,063 relates to the year ending June 30, 2000.

     Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 1999 totaled $901,324, of which $250,062 relates to the year ending June 30, 2000.

     Several key factors indicating the Company's financial condition include:

                                        JUNE 30, 1999            JUNE 30, 1998
                                        -------------            -------------
Current ratio                               2.05                      2.03
Maximum debt to net worth                   0.87                      1.03
Net worth                                $1,220,000                 $892,000
Net working capital                      $1,039,000                 $786,000
Debt to total assets                         47%                      51%
Book value per common share                 $0.34                    $0.24

     The Company continued to demonstrate improvements in the above financial factors during fiscal year 1999. These Company trends are positive, however, there can be no certainty that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 2000.

IMPACT OF THE YEAR 2000

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Company is continually upgrading its hardware and software and has upgraded its financial software to insure compliance with the Year 2000 issue. The Company believes that with these hardware and software upgrades, the Year 2000 issue will not pose significant operational problems for its internal computer systems. The Company has confirmed that its systems are Year 2000 compliant through the use of internal and external resources and does not anticipate incurring significant costs on this issue. There can be no assurance that the systems of the Company's customers or suppliers will be converted on a timely basis or that such failure to convert by another company will not have an adverse effect on the Company. However, since the Company is primarily a provider of services, the Company does not believe that suppliers will have a significant impact on the Company's possible Year 2000 problems. The Company does not expect the Year 2000 issue to have a material effect on its financial position, results of operations or cash flows in any given year.

ITEM 7.   FINANCIAL STATEMENTS

     The full text of the Company's audited financial statements for the fiscal years ended June 30, 1999 and 1998 begins on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     (1) Michael W. Fink, age 42, is Vice President - Administration at the Corporate offices and was elected Corporate Secretary on January 20, 1999. Mr. Fink joined the Company in July of 1995. He is responsible for the administrative functions of the Company, including finance, accounting, human resources, contracts and other management areas. He was President of SANDAIRE before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace industry. Mr. Fink received a Bachelor of Science degree in Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

     (2) Dr. Lawrence L. Kavanau, age 72, is the Founder and was elected Chairman of the Board on January 20, 1999. He served as President of the Company from the Company's formation in 1966 until June 1975. He has been a Director of the Company continuously since 1966. He was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer by the Board of Directors on November 19, 1993 and remained Chairman until March 21, 1997, and CEO until August 1, 1997. On August 26, 1998, the Company's Board of Directors established an Office of the Chief Executive (OCE), Dr. Kavanau was one of three Principal Executives of this office, which was discontinued on October 21, 1998. From June 1975 to November 1993, he was a business and management consultant and Principal Associate of Kavanau & Associates. He served as Corporate Secretary for the Company from June 25, 1992 to November 19, 1993. From January 1989 to December 1992, he was President of Golf Lake Development, Inc. He was Chairman and Chief Executive Officer of Team Austin, Inc., a computer software and contract programming company located in San Diego, until December 1988. From February 1978 to February 1980, Dr. Kavanau also was Executive Vice President and Chief Financial Officer of Spatial, Inc., a manufacturer of pre-amplifiers. From August 1978 to January 1985, Dr. Kavanau was President of SKC Research, Inc., a company engaged in contracted research. Dr. Kavanau was a member of the Board of Directors of SKC Research, Inc. from August 1978 to February 1986. He was a member of the group which, in 1956, formed Aeronutronics Division of Ford Motor Company. He subsequently served in the Department of Defense responsible for DOD's interests in space research and development activities and was the Department's principal liaison with NASA. Prior to his founding of the Company, he was Executive Vice President - Technical of the North American Aviation (now Rockwell International) Space and Information Systems Division, and Assistant to the President, North American Aviation.

     (3) Mr. Robert D. Mowry, age 43, was elected to the Board of Directors on March 21, 1997, and became the Company's Chairman of the Board and Acting Chief Executive Officer effective August 1, 1997. On August 26, 1998, the Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Mowry was one of three Principal Executives of this office, which was discontinued on October 21, 1998. Mr. Mowry is the former Chief Executive Officer of UniPrise Systems, Inc. and is currently a director of that company, which is engaged in the development and marketing of proprietary software products. Mr. Mowry is the founder and CEO of Big Canyon Investments, Inc. (BCI), which was formed for investment and management of investments and entered into an agreement to sell BCI to UniPrise Systems, Inc. in December, 1996. He is also President of North American Timeshare, Inc., dba United Computer Systems, a computer hardware and software company, and is President and owner of American Technology Investments, Inc., formed in May, 1997 for investment and management of investments. In 1983, Mr. Mowry was founder and President of Personal Computer Centre, which was a retail outlet for Compaq, IBM and Apple Computers. He sold his interest in this company in 1985. Prior to this, in 1974, Mr. Mowry founded California Minicomputer Systems, Inc. (CMS), which installed on-line distributed computer systems to large corporations. In 1982, he sold CMS to a computer electronics manufacturer and remained President of CMS, overseeing operations of the subsidiary company including new business activities with the Federal Aviation Administration until 1984.

     (4) Mr. W. Gerald Newmin, age 62, was elected to the Board of Directors as of October 19, 1993 and served as Corporate Secretary from December 10, 1993 to January 20, 1999. On October 21, 1998, Mr. Newmin was elected as interim Chairman of the Board and Chief Executive Officer of the Company. On January 20, 1999, Mr. Newmin was elected Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newmin is the principal of Newmin Associates specializing in mergers and acquisitions and the operational management of turnaround companies. Mr. Newmin is currently Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company. Mr. Newmin also serves on the Board of the Corporate Directors Forum, a non-profit organization. He was President of HealthAmerica Corp. which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of the International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Trojan Yacht Corporation and Anson Automotive Corporation. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

     (5) Charles E. Vandeveer, age 58, was elected to the Board of Directors on March 21, 1997, and is the Company's Executive Vice President. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

     (6) Charles H. Werner, age 72, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President Administration in July 1995. He remained on the Board of Directors. On August 26, 1998, the Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Werner was one of three Principal Executives of this office, which was discontinued on October 21, 1998. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

     CERTAIN SIGNIFICANT EMPLOYEES

     (7) Larry W. Moe, age 46, was elected Vice President of the Information Technology Division on June 3, 1998. Prior to this promotion he was the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a Fortune 500 Printing Company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consulting with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

     OFFICERS OR DIRECTORS RESIGNING OR TERM ENDING IN 1999:

     Mr. L. Randolph Knapp resigned from his position as Director of the Company on October 21, 1998.

     On January 20, 1999, Messrs. Paul I. Anderson, Robert E. Carroll and Richard W. Wood had their terms on the Board of Directors end.

     Subsequent to June 30, 1999 and effective September 21, 1999, Mr. Mowry resigned from the Company's Board of Directors.

     FAMILY RELATIONSHIPS AND AFFILIATES:

     There are no family relationships among any of the directors and executive officers of the Company. The term of office for a director runs until the next annual meeting of shareholders and until a successor has been elected and qualified. The term of office for each executive officer runs until removal by the Board of Directors or election and qualification of his successor.

     None of the organizations described in paragraphs (1) through (7) above is affiliated with the Company with the following exceptions: At June 30, 1999, a Company Director, Mr. Robert D. Mowry, had the following associations:

     1.   Chief Executive Officer of Big Canyon Investments, Inc. (BCI)
     2.   Owner of KRW Contracts and Financial Management, Inc. (KRW)
     3.   Former Chief Executive Officer of UniPrise Systems, Inc. (UniPrise)

The Company has pledged certain rights it holds in Systems Exploration, Inc.
(SEI) accounts receivable and claims to KRW for payment on a loan owned by BCI. BCI is the first secured debtor of all SEI accounts receivable and claims up to the value of the loan BCI purchased from First National Bank of San Diego plus interest and collection costs. The Company has an agreement with BCI to support the collection efforts on a cost reimbursement basis and two Company employees have been assisting BCI in the collection of SEI receivables, claims and contract closeouts. These two employees were terminated on August 31, 1999. UniPrise entered into an agreement to acquire BCI on or about December 1996 and Mr. Mowry became the Chief Executive Officer of UniPrise. About January of 1998, BCI/UniPrise ceased paying the Company's collection costs. At the Board of Directors meeting held on April 15, 1998, the Board formed a subcommittee that was tasked with the development of a plan to insure repayment of the debt owed the Company by BCI/UniPrise as soon as possible. As of June 30, 1999, BCI/UniPrise owed the Company approximately $125,000. Subsequent to year end, the Company has incurred an additional $35,000 in collection costs, which brings the total amount owed to the Company at September 4, 1999 to about $160,000. Mr. Charles H. Werner, a director of the Company, has been a consultant to BCI and manages the collection process for BCI. Subsequent to June 30, 1999 and effective September 21, 1999, Mr. Mowry resigned from the Company's Board of Directors. On September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note is secured by the SEI receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 1999 and 1998 for services in all capacities to each officer, the sum of whose cash and cash-equivalent forms of remuneration during such year exceeded $100,000, and the remuneration paid during such year to all executive officers as a group (number):

                                                                                 Annual Compensation
                                                                  --------------------------------------------------
              Name and Principal                     Fiscal
                   Position                           Year                 Salary                    Other
--------------------------------------------------------------------------------------------------------------------
Lawrence L. Kavanau                                   1999                 $86,588                   $6,000
Chairman
--------------------------------------------------------------------------------------------------------------------
All Executive Officers (4) as a Group                 1999                $265,100                  $15,000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Lawrence L. Kavanau 1                                 1998                 $90,348                   $6,000
Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------
All Executive Officers (4) as a Group                 1998                $234,920                  $15,000
--------------------------------------------------------------------------------------------------------------------

    1 Lawrence L. Kavanau was the Company's Chief Executive Officer through July 31, 1997; Robert D. Mowry assumed this position effective August 1, 1997 at no salary.

     During Fiscal Year 1999, each Director of the Company (excluding full time executive officers) received a stock option for 12,000 shares of Company common stock at $0.75 per share annually plus approved expenses per month. During the last year, the Board of Directors of the Company has been meeting on an average of once per month. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

     The following is a list of common stock options given to directors and officers as of June 30, 1999:

Name and Title                      Grant Date       # of Shares       Option Price     Expiration Date
--------------                      ----------       -----------       ------------     ---------------
Mowry - Director                    05/21/97           25,000               $0.47            03/21/04
Anderson - Former Director          11/19/97           12,000               $0.75            11/19/03
Carroll - Former Director           11/19/97           12,000               $0.75            11/19/03
Mowry - Director                    11/19/97           12,000               $0.75            11/19/03
Newmin - Director                   11/19/97           12,000               $0.75            11/19/03
Werner - Director                   11/19/97           12,000               $0.75            11/19/03
Wood - Former Director              11/19/97            9,800               $0.75            11/19/03
Anderson - Former Director          09/01/98            5,000               $0.68            09/01/04
Carroll - Former Director           09/01/98            5,000               $0.68            09/01/04
Mowry - Director                    09/01/98           10,000               $0.68            09/01/04

Newmin - Director                   09/01/98            1,645               $0.68            09/01/04
Werner - Director                   09/01/98           10,000               $0.68            09/01/04
Wood - Former Director              09/01/98            5,000               $0.68            09/01/04
Vandeveer -Director                 06/03/98           60,000               $0.71            06/03/03
Fink- Officer                       06/03/98           50,000               $0.71            06/03/03
All other employees                  various          251,000             various             various
Total options outstanding                             492,445

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (as of June 30, 1999) (Source of Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does not include any outstanding stock options:

                                                                       Amount and Nature
                           Name and Address of                            of Beneficial                  Percent of
Title of Class              Beneficial Owner                                 Owner 1                       Class 2
--------------             -------------------                         ------------------------           --------
Common Stock               Charles H. Werner                           810,796                            25.0%
Without Par                P.O. Box 1966
Value                      Rancho Santa Fe, CA  92067

                           Lawrence L. Kavanau                         298,189 (Direct)                   14.2%
                           3320-140 Caminito East Bluff                162,333 (As Trustee
                           La Jolla, CA  92037                         or Executor, With
                                                                       Voting Rights)

                           Robert D. Mowry                             87,988 (Direct)                    10.1%
                           19 Cherry Hills Lane                        237,948 (Indirectly,
                           Newport Beach, CA 92660                     with Voting Rights,
                                                                       through American
                                                                       Technology Investments,
                                                                       Inc.) 3

                           W. Gerald Newmin                            271,679                             8.4%
                           48 Admiralty Cross
                           Coronado, CA  92118

                           Charles E. Vandeveer                        119,616                             3.7%
                           8203 Tiara Street
                           Ventura, CA  93004

1 To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2 A total of 3,236,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

3 American Technology Investments, Inc. (ATI), is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT (as of June 30, 1999) (Source of
Information: Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does not include any outstanding stock options:

                                                                       Amount and Nature
                            Name and Title of                            of Beneficial                 Percent of
Title of Class               Beneficial Owner                               Owner 1                      Class 2
--------------             --------------------                      -----------------------       ----------------
Common Stock               Charles H. Werner                           810,796                            25.0%
Without Par                (Director)
Value
                           Lawrence L. Kavanau                         298,189 (Direct)                   14.2%
                           (Chairman)                                  162,333 (As Trustee
                                                                       or Executor, with
                                                                       Voting Rights)

                           Robert D. Mowry                             87,988 (Direct)                    10.1%
                           (Director)                                  237,948 (Indirect,
                                                                       with Voting Rights,
                                                                       through American
                                                                       Technology Investments,
                                                                       Inc.) 3

                           W. Gerald Newmin                            271,679                             8.4%
                           (Director, CEO, CFO)

                           Charles E. Vandeveer                        119,616                             3.7%
                           (Director, Executive Vice President)

                           Michael W. Fink                              46,980                             1.5%
                           (Vice-President, Administration)

                           All Directors and                         2,035,529                            62.9%
                           Officers as a Group

1 To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2 A total of 3,236,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.

3 American Technology Investments, Inc. (ATI), is an entity solely controlled by Mr. Mowry, and of which Mr. Mowry is the sole shareholder.

     No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $0.50 par value, or Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

     (c) Changes in Control. Mr. Mowry and Mr. Werner had an informal agreement, disclosed in Form 13D and amendments thereto, to vote their aggregate 1,208,293 common shares in a manner to achieve the purpose of changing the Board of Directors and gaining control over the management and policies of SYS. On September 23, 1998, this informal agreement was terminated with a filing of a Form 13D by Mr. Werner. Mr. Mowry was elected by the Board of Directors to the positions of Chairman of the Board and Acting Chief Executive Officer on August 1, 1997. The Company's Board of Directors established an Office of the Chief Executive (OCE) effective August 26, 1998 which was discontinued on October 21, 1998. The OCE was comprised of Lawrence L. Kavanau, Robert D. Mowry and Charles
H. Werner. On October 21, 1998, Mr. Newmin was elected as interim Chairman of the Board and Chief Executive Officer. On January 20, 1999, Mr. Newmin was elected Chief Executive Officer and Chief Financial Officer and Mr. Kavanau was elected Chairman of the Board of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 1999, the Board of Directors granted stock purchase options to six outside directors exercisable at $0.68 per share. Some of these purchase options contain certain buy-back provisions which become effective in the event of termination of directorship.

     At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. At the conclusion of the first year of this policy (August 31, 1998), stock options were issued for 81,300 common shares to the following outside directors: Paul I. Anderson, 12,000 shares; Robert E. Carroll, 12,000 shares; L. Randolph Knapp, 11,500 shares; Robert D. Mowry, 12,000 shares; W. Gerald Newmin, 12,000 shares; Charles H. Werner, 12,000 shares; Richard W. Wood, 9,800 shares. Mr. Knapp's option for 11,500 shares has expired. Under the same policy, for the period from September 1, 1998 through June 30, 1999, stock options totaling 36,645 common shares at $0.68 per share are owed to the following outside directors: Paul I. Anderson, 5,000 shares; Robert E. Carroll, 5,000 shares; Robert D. Mowry, 10,000 shares; W. Gerald Newmin, 1,645 shares; Charles H. Werner, 10,000 shares; Richard W. Wood, 5,000 shares.

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

     Subsequent to June 30, 1999 and effective September 21, 1999, the Board of Directors elected Mr. Kameron Maxwell to fill the Board of Directors vacancy created by Mr. Mowry's resignation. Also effective September 21, 1999, the Company entered into a Consulting Agreement and Amendment to Prior Understanding with Mr. Mowry.

     Subsequent to June 30, 1999 and effective September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note is secured by the SEI receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry. The Note accrues interest at 10% per annum and principal and interest are due on December 31, 1999.

     With regards to all transactions disclosed in this section, the Company did not incur any expenses, discounts, commissions or finders' fees. These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and are therefore exempt from Section 5 of the same Act.

     See the Family Relationships and Affiliates section of Item 9 for disclosures relating to Robert D. Mowry and Charles H. Werner.

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

     (c)  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By: /s/ W. Gerald Newmin                            Date:      9/30/99
   --------------------------------                      ----------------------
      W. GERALD NEWMIN
      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lawrence L. Kavanau                         Date:      9/30/99
   --------------------------------                      ----------------------
      LAWRENCE L. KAVANAU
      Chairman

By: /s/ Robert D. Mowry                             Date:      9/30/99
   --------------------------------                      ----------------------
      ROBERT D. MOWRY
      Director

By: /s/ W. Gerald Newmin                            Date:      9/30/99
   --------------------------------                      ----------------------
     W. GERALD NEWMIN
     Director and Chief Financial Officer

By: /s/ Charles E. Vandeveer                        Date:      9/30/99
   --------------------------------                      ----------------------
      CHARLES E. VANDEVEER
      Director

By: /s/ Charles H. Werner                           Date:      9/30/99
   --------------------------------                      ----------------------
     CHARLES H. WERNER
     Director

                                       SYS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

BALANCE SHEETS
     JUNE 30, 1999 AND 1998                                                 F-3

STATEMENTS OF INCOME
     YEARS ENDED JUNE 30, 1999 AND 1998                                     F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED JUNE 30, 1999 AND 1998                                     F-5

STATEMENTS OF CASH FLOWS
     YEARS ENDED JUNE 30, 1999 AND 1998                                     F-6

NOTES TO FINANCIAL STATEMENTS                                              F7/16

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SYS

We have audited the accompanying balance sheets of SYS as of June 30, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS as of June 30, 1999 and 1998, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            J.H. COHN LLP

San Diego, California
August 19, 1999

                                      SYS

                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                                                  1999              1998
                                                                              ----------        ----------
                                ASSETS
Current assets:
    Cash                                                                      $  343,205        $   28,131
    Contract receivables, net of allowance for doubtful
       accounts of $26,000                                                     1,449,204         1,185,278
    Receivables from related parties                                             124,924           239,774
    Deferred tax assets                                                           72,000
    Other current assets                                                          38,817            99,173
                                                                              ----------        ----------
          Total current assets                                                 2,028,150         1,552,356

Furniture and equipment, less accumulated depreciation and
    amortization of $408,095 and $339,537                                        240,606           246,869
Other assets                                                                      16,532            16,532
                                                                              ----------        ---------

          Totals                                                              $2,285,288        $1,815,757
                                                                              ==========        ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable to bank under line of credit                                                   $  118,798
    Accounts payable                                                          $  392,767           317,926
    Accrued payroll and related taxes                                            330,212           253,104
    Income taxes payable                                                         128,682
    Other accrued liabilities                                                     35,112            19,158
    Current portion of other notes payable                                        90,391            48,167
    Current portion of capital lease obligations                                  11,738             9,368
                                                                              ----------        ----------
          Total current liabilities                                              988,902           766,521

Other notes payable, net of current portion                                       10,900           101,486
Capital lease obligations, net of current portion                                 43,921            55,385
Deferred tax liabilities                                                          22,000
                                                                              ----------        ----------
          Total liabilities                                                    1,065,723           923,392
                                                                              ----------        ----------
Commitments and contingencies

Stockholders' equity:
    4% convertible preferred stock, $.50 par value; 250,000 shares
       authorized; 110,000 shares issued and outstanding                          55,000            55,000
    9% convertible preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 and 70,645 Series B shares issued
       and outstanding                                                            69,781            70,645
    Common stock, no par value; 12,000,000 shares authorized;
       3,236,732 and 3,148,518 shares issued and outstanding                     493,644           450,969
    Retained earnings                                                            601,140           315,751
                                                                              ----------        ----------
          Total stockholders' equity                                           1,219,565           892,365
                                                                              ----------        ----------
          Totals                                                              $2,285,288        $1,815,757
                                                                              ==========        ==========

See Notes to Financial Statements.

                                      SYS

                              STATEMENTS OF INCOME
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                        1999                1998
                                                    -----------         -----------
Contract revenues                                   $ 7,898,628         $ 7,876,861
                                                    -----------         -----------
Costs and expenses:
   Contract costs                                     6,577,434           6,652,502
   General and administrative expenses                  871,199             867,922
                                                    -----------         -----------
       Totals                                         7,448,633           7,520,424
                                                    -----------         -----------

Income from operations                                  449,995             356,437
                                                    -----------         -----------

Other (income) expense:
   Interest income                                       (9,152)             (9,214)
   Interest expense                                      26,501              38,245
   Loss on sale and disposition of equipment              4,554
                                                    -----------         -----------
       Totals                                            21,903              29,031
                                                    -----------         -----------

Income before income taxes                              428,092             327,406

Provision for income taxes                              134,100              43,700
                                                    -----------         -----------

Net income                                              293,992             283,706

Preferred dividend requirements                           8,480               8,558
                                                    -----------         -----------

Net income applicable to common stock               $   285,512         $   275,148
                                                    ===========         ===========

Basic net earnings per common share                 $       .09         $       .09
                                                    ===========         ===========

Diluted net earnings per common share               $       .09         $       .08
                                                    ===========         ===========

See Notes to Financial Statements.

                                        SYS
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                     Convertible
                                                       Convertible                    Series B
                                                     Preferred Stock               Preference Stock
                                              --------------------------       ------------------------
                                                  Shares         Amount          Shares        Amount
                                              ----------      ----------       ---------    -----------
Balance, July 1, 1997                            110,000      $   55,000          78,195     $   78,195

Cash dividends on 4% convertible
   preferred stock at $.02 per share

Cash dividends on 9% convertible Series B preference stock at $.02 per share

Conversion of 9% convertible Series B
   preference stock into common stock                                             (7,550)        (7,550)

Net income
                                              ----------      ----------       ---------    -----------

Balance, June 30, 1998                           110,000          55,000          70,645         70,645

Issuance of common stock for services

Issuance of common stock upon exercise
   of stock options

Cash dividends on 4% convertible
   preferred stock at $.02 per share

Cash dividends on 9% convertible Series B preference stock at $.09 per share

Conversion of 9% convertible Series B
   preference stock into common stock                                               (864)          (864)

Net income
                                              ----------      ----------       ---------    -----------

Balance, June 30, 1999                           110,000      $   55,000          69,781     $   69,781
                                              ==========      ==========      ==========     ==========


                                                 Common Stock
                                             -----------------------        Retained
                                              Shares          Amount        Earnings          Total
                                             ----------    -----------    -----------    ------------
Balance, July 1, 1997                         3,133,418     $  443,419     $   35,650     $  612,264

Cash dividends on 4% convertible
   preferred stock at $.02 per share                                           (2,200)        (2,200)

Cash dividends on 9% convertible Series B
   preference stock at $.02 per share                                          (1,405)        (1,405)

Conversion of 9% convertible Series B
   preference stock into common stock            15,100         7,550

Net income                                                                    283,706        283,706
                                             ----------    -----------    -----------    ------------

Balance, June 30, 1998                        3,148,518        450,969        315,751        892,365

Issuance of common stock for services            50,000         36,000                        36,000

Issuance of common stock upon exercise
   of stock options                              36,486          5,811                         5,811

Cash dividends on 4% convertible
   preferred stock at $.02 per share                                           (2,200)        (2,200)

Cash dividends on 9% convertible Series B
   preference stock at $.09 per share                                          (6,403)        (6,403)

Conversion of 9% convertible Series B
   preference stock into common stock             1,728            864

Net income                                                                    293,992        293,992
                                             ----------    -----------    -----------    ------------

Balance, June 30, 1999                        3,236,732     $  493,644     $  601,140     $1,219,565
                                             ==========     ==========     ==========     ==========


See Notes to Financial Statements.

                                      SYS

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                  1999                1998
                                                                              -----------         -----------
Operating activities:
    Net income                                                                $   293,992         $   283,706
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                               69,554              60,237
       Issuance of common stock for services                                       36,000
       Loss on sale and disposition of equipment                                    4,554
       Deferred tax credit                                                        (50,000)
       Changes in operating assets and liabilities:
          Contract receivables                                                   (263,926)           (142,758)
          Receivables from related parties                                        114,850            (160,335)
          Other current assets                                                     60,356              36,021
          Other assets                                                                                 (1,312)
          Accounts payable                                                         74,841            (144,062)
          Accrued payroll and related taxes                                        77,108              15,697
          Income taxes payable                                                    128,682
          Other accrued liabilities                                                15,954             (45,604)
                                                                              -----------         -----------
              Net cash provided by (used in) operating activities                 561,965             (98,410)
                                                                              -----------         -----------
Investing activities:
    Acquisition of furniture and equipment                                        (68,145)            (91,901)
    Proceeds from sale of equipment                                                   300
                                                                              -----------         -----------
              Net cash used in investing activities                               (67,845)            (91,901)
                                                                              -----------         -----------
Financing activities:
    Proceeds from line of credit borrowings                                       720,000           8,332,000
    Payments of line of credit borrowings                                        (838,798)         (8,213,202)
    Proceeds from other notes payable                                                                  24,000
    Payments of other notes payable                                               (48,362)            (89,962)
    Payments of capital lease obligations                                          (9,094)            (25,251)
    Payments of preferred stock dividends                                          (2,200)             (2,200)
    Payments of preference stock dividends                                         (6,403)             (1,405)
    Proceeds from exercise of stock options                                         5,811
                                                                              -----------         -----------
              Net cash provided by (used in) financing activities                (179,046)             23,980
                                                                              -----------         -----------

Net increase (decrease) in cash                                                   315,074            (166,331)

Cash, beginning of year                                                            28,131             194,462
                                                                              -----------         -----------

Cash, end of year                                                             $   343,205         $    28,131
                                                                              ===========         ===========

Supplemental disclosure of cash flow data:
    Interest paid                                                             $    36,176         $    38,245
                                                                              ===========         ===========
    Income taxes paid                                                         $    21,084         $    62,800
                                                                              ===========         ===========

Supplemental disclosure of noncash investing and financing activities:
    Capital lease obligations incurred for furniture and equipment                                $    66,830
                                                                                                  ===========
    Conversion of 9% convertible Series B preference stock
       into common stock                                                      $       864         $     7,550
                                                                              ===========         ===========

See Notes to Financial Statements

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:
            Organization:
               SYS (the "Company") was incorporated in 1966 in the State of California. The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, design development, reliability engineering and analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. The Company also provides hardware integration and fabrication. Management considers all of the services provided by the Company to be within the same business segment.

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

            Furniture and equipment:
               Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $136,882 at both June 30, 1999 and 1998 and accumulated amortization of $84,874 and $71,508 at June 30, 1999 and 1998, respectively.

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

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
         (continued):
            Earnings per common share:
               Basic net earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted net earnings per common share is similar to that of basic net earnings per common share, except that (i) the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred and preference stock and the exercise of stock options, were issued during the period, and (ii) the numerator is adjusted to eliminate preferred and preference dividend requirements.

               The following table summarizes the calculation of basic and diluted net earnings per common share for each period:

                                                                             1999                1998
                                                                        ------------         -----------
               Numerators:
                   Net income (A)                                       $    293,992         $   283,706
                   Deduct - preferred and preference
                      dividend requirements                                    8,480               8,558
                                                                        ------------         -----------

                   Net income applicable to common stock (B)            $    285,512         $   275,148
                                                                        ============         ===========

               Denominators:
                   Weighted average shares for basic net
                      earnings per common share (C)                        3,190,103           3,144,171
                   Add effects of dilutive securities from
                      assumed:
                      Conversion of preferred and
                          preference stock                                   111,303             111,729
                      Exercise of stock options                               16,315              40,476
                                                                        ------------         -----------

               Weighted average shares for diluted net
                   earnings per common share (D)                           3,317,721           3,296,376
                                                                        ============         ===========

               Basic net earnings per common share
               (B divided by C)                                         $       .09          $       .09
                                                                        ============         ===========

               Diluted net earnings per common share
               (A divided by D)                                         $       .09          $       .08
                                                                        ============         ===========

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

            Recent accounting pronouncements:
               The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.

            Significant concentrations of cash:
               The Company maintains its cash balances in one financial institution. As of June 30, 1999, the balance exceeded the Federal Deposit Insurance Corporation limitation coverage of $100,000 by $239,904. The Company has not experienced any losses from its deposit accounts and management believes it is not exposed to any significant credit risk in cash.

            Reclassifications:
               Certain accounts in the 1998 financial statements have been reclassified to conform to 1999 presentations.

Note 2 - Contract receivables:
            Contract receivables consist of the following at June 30, 1999 and 1998:

                                                                          1999                  1998
                                                                       ----------           ----------
               Amounts billed, less allowance for doubtful
                   accounts of  $7,000                                 $  930,751           $  688,064
               Recoverable costs and accrued profit on
                   progress completed - not billed                        129,534               62,895
               Retentions, due upon completion of contracts               110,899              123,655
               Recoverable costs subject to closure of
                   contracts - not billed, less allowance
                   for doubtful accounts of $19,000                       278,020              310,664
                                                                       ----------           ----------

                        Totals                                         $1,449,204           $1,185,278
                                                                       ==========           ==========

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Contract receivables (concluded):
               At June 30, 1999, recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed in July 1999. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 1999 are expected to be collected in fiscal 2000 and 2001.

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

Note 3 - Receivables from related parties:
               Receivables from related parties consisted of the following at June 30, 1999 and 1998:

                                                                            1999                 1998
                                                                         ---------             --------
               Receivable from company in which an officer
                  of the Company has an interest                          $124,924             $189,774

               Receivable from officer of the Company                                            50,000
                                                                         ---------             --------

                      Totals                                              $124,924             $239,774
                                                                          ========             ========

               The balances are due on demand and are noninterest bearing.

Note 4 - Note payable to bank under line of credit:
               At June 30, 1999, the Company had no outstanding borrowings under a $500,000 revolving line of credit provided by a bank which expires on October 15, 1999. Any borrowings under the line of credit would be limited to 80% of qualifying contract receivables, would be collateralized by substantially all of the assets of the Company and would bear interest at 1.5% above a specified prime rate. Among other things, the terms of the line of credit agreement require the Company to maintain certain financial ratios.

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Other notes payable:
               As of June 30, 1999, other notes payable had an aggregate principal balance of $101,291. These notes bear interest at an effective rate of 10.25%. One note (which had a principal balance of $84,888) is payable to a bank and has terms that require the Company to maintain certain financial ratios. Principal amounts due under these obligations for each of the years subsequent to June 30, 1999 are as follows:

                  Fiscal Year
                  Ending                                            Amount
                  -----------                                      --------
                     2000                                          $90,391
                     2001                                            6,507
                     2002                                            4,393

Note 6 - Leases:
               The Company has noncancelable operating leases for its offices which expire at various dates through July 2004. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $203,111 and $178,006 in 1999 and 1998, respectively.

               The Company also leased certain computer equipment under capital leases which expire in May 2003.

               Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 1999 are as follows:

                                                                           Operating             Capital
                                                                            Leases                Leases
                                                                           ---------             --------
                     2000                                                  $ 250,062             $ 18,063
                     2001                                                    181,152               18,063
                     2002                                                    188,080               18,063
                     2003                                                    178,726               16,557
                     2004                                                    103,304
                                                                           ---------             --------

                        Totals                                             $ 901,324               70,746
                                                                           =========

                  Less amounts representing interest                                               15,087
                                                                                                ---------

                  Present value of minimum lease payments                                          55,659
                  Less current portion                                                             11,738
                                                                                                ---------

                  Long-term portion                                                              $ 43,921
                                                                                                 ========

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity:
            Convertible preferred stock:
               The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 1999. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. At June 30, 1999, there were 110,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $.50 per share plus all accumulated and unpaid dividends.

               Cash dividends paid on the preferred stock totaled $2,200 in 1999 and 1998.

            Convertible preference stock:
               In June 1996, the Company issued 139,561 of the 2,000,000 authorized shares of preference stock, which were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value). Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock was convertible into two shares of common stock until the Company had issued a maximum of 139,560 common shares. During 1999 and 1998, a total of 864 and 7,550 shares of preference stock were converted into 1,728 and 15,100 shares of common stock, respectively. A total of 69,781 and 70,645 shares of preference stock remained outstanding as of June 30, 1999 and 1998, respectively. However, the maximum number of shares of preference stock had been converted to common stock as of June 30, 1999. Cash dividends paid on the preference stock totaled $6,403 and $1,405 in 1999 and 1998, respectively. At June 30, 1999 and 1998, cumulative dividends in arrears on the preference stock totaled $11,236 and $11,375, respectively. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

            Nonqualified stock options:
               On August 20, 1996, the Company entered into agreements for grants of nonqualified stock options to three key employees. Under these agreements, the Company granted options to purchase 105,000 shares of common stock at $.05 per share (the fair market value at the date of grant). These options were exercised immediately. However, the right of the employees to retain these shares is contingent upon their future employment by the Company. The right of retention vests ratably over the three year period that commenced with the date of the grant. The Company has the right to purchase unvested shares upon termination of employment at the original purchase price. As of June 30, 1999, a total of 25,000 unvested shares remained outstanding.

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (continued):
            Incentive stock option and restricted stock plan:
               The SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan") provides for grants by the Board of Directors of incentive stock options to purchase up to 750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

            Additional required disclosures related to stock options:
               The following table summarizes certain information regarding stock options at June 30, 1999 and 1998:

                                                                          1999                               1998
                                                                  ---------------------------     --------------------------
                                                                                    Weighted                       Weighted
                                                                    Shares           Average        Shares         Average
                                                                   or Price         Exercise       or Price        Exercise
                                                                   Per Share         Price         Per Share        Price
                                                                  ----------       ----------     -----------     ----------
                    Options outstanding at
                       beginning of year                              552,300         $.68            75,000        $.29

                    Options granted                                    91,645         $.66           527,300        $.74

                    Options cancelled                                (115,014)        $.71           (50,000)       $.69

                    Options exercised                                 (36,486)        $.16
                                                                 ------------                   ------------

                    Options outstanding at
                       end of year                                    492,445         $.71           552,300        $.68
                                                                 ============                   ============

                    Option price range at end of year            $.47 to $.87                   $.09 to $.87

                    Weighted average fair value of
                       options granted during the year                   $.50                           $.48
                                                                 ============                   ============

                                       SYS

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (concluded):
            Additional required disclosures related to stock options
            (concluded):
               The following table summarizes information about stock options outstanding at June 30, 1999, all of which are at fixed prices:


                                          Weighted
                                          Average
                                         Remaining
                   Number                Contractual        Exercise            Number
                 Outstanding                Life              Price           Exercisable
                 ------------            -----------       ---------          ------------
                   25,000                4.9 Years          $ .47               11,376
                   41,000                4.9 Years            .63
                   36,645                4.2 Years            .68               36,645
                  260,000                4.0 Years            .71               52,000
                   69,800                3.5 Years            .75               69,800
                   60,000                3.6 Years            .87               20,000

               At June 30, 1999, incentive stock options and restricted stock options were available for grant for the purchase of 402,514 and 207,069 shares of common stock, respectively.

            Additional required disclosures related to stock options
            (concluded):
               The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). Since all of the options were granted to employees at exercise prices equal to the fair market value on the date of grant, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1999 and 1998. Had compensation cost been determined based on the fair value of the options at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and net earnings per common share would have been reduced to the pro forma amounts set forth below:

                                                                                          1999                  1998
                                                                                        --------              --------
                     Net income - as reported                                           $293,992              $283,706
                     Net income - pro forma                                              219,816               240,517
                     Basic net earnings per common share - as reported                  $    .09              $    .09
                     Basic net earnings per common share - pro forma                    $    .07              $    .07
                     Diluted net earnings per common share - as reported                $    .09              $    .08
                     Diluted net earnings per common share - pro forma                  $    .07              $    .07

                  The fair value of each option granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                           1999                1998
                                                                                        --------           ----------
                     Dividend yield                                                         0%                  0%
                     Expected volatility                                                   94%                 69%
                     Risk-free interest rate                                                6%                  7%
                     Expected lives                                                      5 years           5 to 7 years

                                       SYS

                            NOTES TO FINANCIAL STATEMENTS

Note 8 - Income taxes:
            The provision (credit) for income taxes in 1999 and 1998 consists of the following:

                                                                                              1999                 1998
                                                                                            ---------           ---------
                  Current:
                     Federal                                                                $ 145,300           $  18,000
                     State                                                                     38,800              25,700
                                                                                            ---------           ---------
                                                                                              184,100              43,700
                                                                                            ---------           ---------

                  Deferred:
                     Federal                                                                  (40,200)
                     State                                                                     (9,800)
                                                                                            ---------
                                                                                              (50,000)

                         Totals                                                             $ 134,100           $  43,700
                                                                                            =========           =========

               Significant components of the Company's deferred tax assets and liabilities and a related valuation allowance as of June 30, 1999 and 1998 are shown below:

                                                                                               1999                 1998
                                                                                         ------------        -------------
                  Deferred tax assets attributable to accrued vacation
                     expense and allowance for doubtful accounts                             $ 72,000           $  61,000

                  Deferred tax liabilities attributable to
                     depreciation expense                                                     (22,000)             (5,000)

                  Valuation allowance for net deferred
                     tax assets                                                                                   (56,000)
                                                                                          -----------         ------------
                         Net deferred tax assets                                             $ 50,000           $     -
                                                                                          ===========         ============

               During 1998, the Company offset the net deferred tax assets by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. During 1999, the valuation allowance was reversed.

                                       SYS

                            NOTES TO FINANCIAL STATEMENTS

Note 8 - Income taxes (concluded):
               The expected Federal income tax provision, computed based on the Company's pre-tax income in 1999 and 1998 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                                                               1999                 1998
                                                                                           -----------          -----------
                  Expected Federal tax provision at statutory rates                          $145,500            $ 111,300

                  Decrease resulting from change in valuation
                    allowance on net deferred Federal tax assets                              (40,000)

                  Decrease resulting from effects of state
                    income tax deduction                                                       (7,800)

                  Other                                                                         7,400

                  Decrease resulting primarily from utilization
                    and/or availability of net operating loss
                    carryforwards                                                                                  (93,300)
                                                                                           ----------          -----------
                         Federal tax provision                                               $105,100           $   18,000
                                                                                           ==========          ===========

Note 9 - Retirement plan:
               The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Company has agreed to match 50% of each employee's contributions, provided the matching amount does not exceed 3% of the employee's annual compensation. The Board of Directors can authorize additional discretionary contributions by the Company. Contributions to the plan by the Company totaled $73,099 and $69,833 in 1999 and 1998, respectively.

                                      * * *