Form 10QSB
period 1999-09-30
SYS
filed 1999-11-12
CIK 96057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
------    Act of 1934

For the quarterly period ended  September 30, 1999
                               --------------------

          Transaction Report Under Section 13 or 15(d) of the Securities
-----     Exchange Act

For the transition period from                 to
                                --------------    --------------

Commission File Number  0-4169
                       --------

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

                                 (858) 715-5500
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,236,732 shares of common stock, without par value, as of October 31, 1999.

     Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION                                           Number

     Item 1.  Financial Statements
              Condensed Balance Sheets
                 September 30, 1999 (unaudited) and June 30,
                 1999 (audited) ...........................................   3
              Condensed Statements of Operations (unaudited)
                 Three Months Ended September 30, 1999
                 and Three Months Ended September 30, 1998 ................   4
              Condensed Statements of Cash Flows (unaudited)
                 Three Months Ended September 30, 1999
                 and Three Months Ended September 30, 1998 ................   5
              Notes to Condensed Financial Statements (unaudited) .........   6

     Item 1a. Factors Which May Affect Future Results .....................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Description of Business ..................................  10
                 Results of Operations ....................................  11
                 Liquidity and Capital Resources ..........................  12
                 Impact of the Year 2000 ..................................  13

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  14

     Item 2.  Changes in Securities .......................................  14

     Item 3.  Defaults Upon Senior Securities .............................  14

     Item 4.  Submission of Matters to a Vote of Security Holders .........  14

     Item 5.  Other Information ...........................................  14

     Item 6.  Exhibits and Reports on Form 8-K ............................  14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       SYS
                            CONDENSED BALANCE SHEETS

                                                              9/30/99              6/30/99
                                                            ----------            ---------
                                                           (Unaudited)            (Audited)
ASSETS
---------------------------------------------------------
Current assets:
  Cash                                                     $  131,000           $  343,000
  Contract receivables, net                                 1,277,000            1,449,000
  Receivable from a related party                             179,000              125,000
  Deferred tax assets                                          50,000               72,000
  Other current assets                                         50,000               39,000
                                                           ----------           ----------
    Total current assets                                    1,687,000            2,028,000

Equipment, furniture and fixtures,
  at cost, less accumulated
  depreciation and amortization                               240,000              241,000
Other assets                                                   17,000               16,000
                                                           ----------           ----------
                                                           $1,944,000           $2,285,000
                                                           ==========           ==========
LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current liabilities:
  Accounts payable                                         $  165,000           $  393,000
  Accrued payroll and related taxes                           269,000              330,000
  Income taxes payable                                         27,000              129,000
  Other accrued liabilities                                    26,000               35,000
  Current portion of other notes payable                       80,000               90,000
  Current portion of capital lease obligations                 44,000               12,000
                                                           ----------           ----------
    Total current liabilities                                 611,000              989,000

Other notes payable, net of current portion                    10,000               11,000
Capital lease obligations, net of current portion              41,000               43,000
Deferred tax liabilities                                            0               22,000
                                                           ----------           ----------
    Total liabilities                                         662,000            1,065,000
                                                           ----------           ----------
Stockholders' equity:
  Preferred stock                                              55,000               55,000
  Series B preference stock                                    70,000               70,000
  Common stock                                                494,000              494,000
  Retained earnings                                           663,000              601,000
                                                           ----------           ----------
    Total stockholders' equity                              1,282,000            1,220,000
                                                           ----------           ----------
                                                           $1,944,000           $2,285,000
                                                           ==========           ==========

                                       SYS
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                           September 30
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
Contract revenues                                   $1,703,000      $1,865,000
                                                    ----------      ----------
Costs and expenses:
  Contract costs                                     1,415,000       1,478,000
  General and administrative                           205,000         261,000
                                                    ----------      ----------
    Totals                                           1,620,000       1,739,000
                                                    ----------      ----------
Income from operations                                  83,000         126,000
                                                    ----------      ----------
Other (income) expense:
  Interest income                                       (2,000)              0
  Interest expense                                       5,000           9,000
                                                    ----------      ----------
    Totals                                               3,000           9,000
                                                    ----------      ----------
Income before income taxes                              80,000         117,000
Provision for income taxes                              15,000          27,000
                                                    ----------      ----------
Net income                                              65,000          90,000
Dividends on preferred and preference shares             3,000           3,000
                                                    ----------      ----------
Net income applicable to common stock                   62,000          87,000
Retained earnings at beginning of period               601,000         315,000
                                                    ----------      ----------
Retained earnings at end of period                  $  663,000      $  402,000
                                                    ==========      ==========

Basic earnings per common share                     $     0.02      $     0.03
                                                    ==========      ==========
Diluted earnings per common share                   $     0.02      $     0.03
                                                    ==========      ==========

Weighted average number of common shares             3,236,732       3,149,061
                                                    ==========      ==========

                                       SYS
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended
                                                                      September 30
                                                             ---------------------------
                                                                1999             1998
                                                             ---------        ----------
Operating activities:
  Net income                                                 $  65,000        $   90,000
  Adjustments to reconcile net income to net cash
  used for operating activities:
    Depreciation and amortization                               14,000            14,000
    Changes in operating assets and liabilities:
      Contract receivables                                     172,000            (3,000)
      Receivables from related party                           (54,000)           17,000
      Other current assets and other assets                    (12,000)           33,000
      Accounts payable                                        (228,000)         (120,000)
      Accrued payroll and related taxes                        (61,000)          (52,000)
      Income taxes payable                                    (102,000)           28,000
      Other accrued liabilities                                 (9,000)          (10,000)
                                                             ---------        ----------
Net cash used in operating activities                         (215,000)           (3,000)
                                                             ---------        ----------
Investing activities:
  Acquisition of furniture and equipment                       (13,000)          (28,000)
                                                             ---------       -----------
Net cash used in investing activities                          (13,000)          (28,000)
                                                             ---------       -----------
Financing activities:
  Proceeds from line of credit borrowings                       82,000         1,890,000
  Payments on line of credit borrowings                        (82,000)       (1,858,000)
  Proceeds from (payments on) other notes payable or
   capital leases                                               19,000           (19,000)
  Payments of preference stock dividends                        (3,000)           (3,000)
  Proceeds from issuance of common stock                             0             2,000
                                                             ---------       -----------
Net cash provided by financing activities                       16,000            12,000
                                                             ---------       -----------
Decrease in cash                                              (212,000)          (19,000)
Cash at beginning of period                                    343,000            28,000
                                                             ---------       -----------
Cash at end of period                                        $ 131,000       $     9,000
                                                             =========       ===========

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of the results of the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

     Basic earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period.

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                                         Three Months Ending
                                                             September 30
                                                     -------------------------
                                                         1999           1998
                                                     ----------     ----------
  Numerators:
    Net income (A)                                   $   65,000     $   90,000
    Deduct - preference dividend requirements             3,000          3,000
                                                     ----------     ----------

    Net income applicable to common stock (B)        $   62,000     $   87,000
                                                     ==========     ==========

  Denominators:
    Weighted average shares for basic net
      earnings per common share (C)                   3,236,732      3,149,061
    Add effects of dilutive securities from
      assumed:
      Conversion of preference stock                          0          1,729
      Exercise of stock options                             101         37,440
                                                     ----------     ----------
    Weighted average shares for diluted net
      earnings per common share (D)                   3,236,833      3,188,230
                                                     ==========     ==========

  Basic net earnings per common share (B / C)           $0.02          $0.03
                                                        =====          =====



  Diluted net earnings per common share ( A / D)        $0.02          $0.03
                                                        =====          =====

(3) The results of operations for the quarter ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     4. RECEIVABLE FROM AFFILIATE Big Canyon Investments, Inc. (BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a former Director, Chairman and Chief Executive Officer of the Company, has entered into an agreement with the Company in which the Company was providing collection services to BCI/UniPrise for certain receivables (the "Receivables"). Under this arrangement, BCI/UniPrise owed the Company $179,000. The Company could potentially benefit from these Receivables over and above the amount owed. On September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note is secured by the Receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry. While the Company believes that the Note is sufficiently secured, the Company may incur losses.

     5. LIMITED ASSETS OF THE COMPANY The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a short term bank loan with Scripps Bank and other short-term accruals impose certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

     6. LIMITED MARKET FOR COMMON STOCK. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

     7. POSSIBLE RULE 144 STOCK SALES. A total of 2,035,529 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholders' equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

     9. CONTROL BY OFFICERS AND DIRECTORS. Officers and Directors of the Company own 52.8% or 1,709,593 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

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

     The Company currently has three principal contracts with the U. S. Navy. These prime contracts are Underway Replenishment; Management, Planning and Administrative; and Naval Architecture and Marine Engineering.

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

     The Management, Planning and Administrative (MPA) Program had its fourth of four option years exercised on February 1, 1999 and the Company has submitted a proposal for this contract's recompetition. This program accounted for about 50% of the Company's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The

MPA program has received customer recognition for its high standards of excellence and professionalism. Continued growth of this Program area is anticipated.

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

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor (now Marconi), on April 24, 1997. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

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

RESULTS OF OPERATIONS

         The Company revenue for this quarter is almost 9% less than those in the same quarter in FY 1999. The primary reason for the decline in revenue is a reduction in funding from the government which has adversely affected most of the Company's programs during this first quarter.

         Total contract and general and administrative expenses were 95% and 93% as a percentage of contract revenue for the three months ended September 30, 1999 and 1998, respectively. The reason for the higher expenses in FY 2000 is primarily due to increased overhead labor. Interest expense continues to decline with the decreased borrowing from the credit facility.

         Income from operations has declined to 4.87% from 6.76% for the three months ended September 30, 1999 and 1998, respectively. Net income for the quarter is $65,000 as compared to $90,000 for this quarter in the prior year. The reason for the lower net income for the quarter is mainly attributable to unallowable labor and costs. The negotiated contract backlog was approximately $2,529,000 at the end of the first quarter.

         The outstanding balance on the Company's revolving line of credit with Scripps Bank remained at zero at the end of the first quarter of FY 2000. At the end of the same period in FY 1999, the line of credit balance was also at zero.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had contract receivables (net) of $1,277,000 at the end of the first quarter of FY 2000. For the same quarter in FY 1999, the contract receivables (net) were $1,188,000.

         The Company had accounts payable of $165,000 at the end of the first quarter of FY 2000. For the same quarter in FY 1999 the accounts payable were $198,000. The payment status of these accounts payable is current.

         The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on October 15, 2000. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

         Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year.

         Several key factors indicating the Company's financial condition include:


                                   September 30, 1999       June 30, 1999
                                   ------------------       -------------
Current ratio                             2.76                   2.05
Maximum debt to net worth                 0.52                   0.87
Net worth                              $1,282,000             $1,220,000
Net working capital                    $1,076,000             $1,039,000
Debt to total assets                       34%                   47%
Book value per common share               $0.36                 $0.34

     The Company continued to demonstrate improvements in the above financial factors during the first quarter of fiscal year 2000. These Company trends are positive, however, there can be no certainty that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

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

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. There are outstanding stock options for 69,800 common shares for the period of September 1, 1997 to August 31, 1998. Under the same policy, for the period from September 1, 1998 through August 31, 1999, stock options for 40,645 common shares at $0.68 per share are owed to outside directors. Under the same policy, for the period from September 1, 1999 through September 30, 1999, stock options for 2,000 common shares at $0.625 per share are owed to outside directors.

     Effective September 21, 1999, the Board of Directors elected Mr. Kameron Maxwell to fill the Board of Directors vacancy created by Mr. Robert D. Mowry's resignation. Also effective September 21, 1999, the Company entered into a Consulting Agreement and Amendment to Prior Understanding with Mr. Mowry.

     Effective September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mr. Mowry and BCI. The Note is secured by the SEI receivables, Mr. Mowry's personal guarantee and common stock of the Company held or controlled by Mr. Mowry. The Note accrues interest at 10% per annum and principal and interest are due on December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SYS
                                        --------------------------------
                                                  (Registrant)

Date:    November 10, 1999              /s/ W. Gerald Newmin
      ------------------------          --------------------------------
                                        W. Gerald Newmin
                                        Chief Executive Officer