Form 10QSB
period 1999-12-31
SYS
filed 2000-02-11
CIK 96057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-----    Act of 1934

For the quarterly period ended        December 31, 1999
                               ----------------------------------

-----    Transaction Report Under Section 13 or 15(d) of the Securities Exchange
         Act

For the transition period from                        to
                                ---------------------     ---------------------
Commission File Number    0-4169
                       ------------

                                      SYS
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             California                                       95-2467354
---------------------------------------               -------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,236,732 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF JANUARY 31, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes            No    X
    -----       -----

                                TABLE OF CONTENTS

                                                                                                       Page
PART I - FINANCIAL INFORMATION                                                                        Number
         Item 1.  Financial Statements
                  Condensed Balance Sheet (unaudited)
                           December 31, 1999..............................................................3
                  Condensed Statements of Operations (unaudited)
                           Three Months and Six Months Ended December 31, 1999
                           and Three Months and Six Months Ended December 31, 1998........................4
                  Condensed Statements of Cash Flows (unaudited)
                           Six Months Ended December 31, 1999
                           and Six Months Ended December 31, 1998.........................................5
                  Notes to Condensed Financial Statements (unaudited).....................................6

         Item 1a. Factors Which May Affect Future Results.................................................7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            Description of Business......................................................10
                            Results of Operations........................................................12
                            Liquidity and Capital Resources..............................................12
                            Impact of the Year 2000......................................................13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................................14

         Item 2.  Changes in Securities..................................................................14

         Item 3.  Defaults Upon Senior Securities........................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders....................................14

         Item 5.  Other Information......................................................................14

         Item 6.  Exhibits and Reports on Form 8-K.......................................................15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      SYS
                            CONDENSED BALANCE SHEETS

                                                                                  12/31/99
                                                                            ------------------
                                                                                (Unaudited)
ASSETS
--------------------------------------------------
Current assets:
     Cash                                                                    $         8,000
     Contract receivables, net                                                     1,306,000
     Receivable from a related party                                                 179,000
     Deferred tax assets                                                              50,000
     Other current assets                                                             63,000
                                                                            ------------------
         Total current assets                                                      1,606,000

Equipment, furniture and fixtures,
     at cost, less accumulated
     depreciation and amortization                                                   248,000
Other assets                                                                          34,000
                                                                            ------------------
                                                                             $     1,888,000
                                                                            ------------------
                                                                            ------------------

LIABILITIES & STOCKHOLDERS' EQUITY
-------------------------------------------------
Current liabilities:
     Note payable to bank                                                    $        26,000
     Accounts payable                                                                 95,000
     Accrued payroll and related taxes                                               298,000
     Income taxes payable                                                              3,000
     Other accrued liabilities                                                         9,000
     Current portion of other notes payable                                           69,000
     Current portion of capital lease obligations                                     12,000
                                                                            ------------------
         Total current liabilities                                                   512,000

Other notes payable, net of current portion                                            9,000
Capital lease obligations, net of current portion                                     38,000
                                                                            ------------------
         Total liabilities                                                           559,000
                                                                            ------------------

Stockholders' equity:

     Preferred stock                                                                  55,000
     Series B preference stock                                                        70,000
     Common stock                                                                    494,000
     Retained earnings                                                               710,000
                                                                            ------------------
         Total stockholders' equity                                                1,329,000
                                                                            ------------------
                                                                             $     1,888,000
                                                                            ------------------
                                                                            ------------------

                                       SYS
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended                        Six months ended
                                                             December 31                               December 31
                                                -------------------------------------     -------------------------------------
                                                      1999                 1998                 1999                 1998
                                                -----------------   -----------------     ----------------     ----------------
Contract revenues                                $     1,725,000     $     1,867,000       $    3,428,000       $    3,732,000

Costs and expenses:
     Contract costs                                    1,428,000           1,490,000            2,843,000            2,968,000
     General and administrative                          225,000             279,000              430,000              540,000
                                                -----------------   -----------------     ----------------     ----------------
                                                       1,653,000           1,769,000            3,273,000            3,508,000
                                                -----------------   -----------------     ----------------     ----------------
Income from operations                                    72,000              98,000              155,000              224,000

Other (income) expenses:
     Interest income                                      (1,000)                  0               (3,000)                   0
     Interest expense                                      1,000               6,000                6,000               15,000
                                                -----------------   -----------------     ----------------     ----------------
                                                               0               6,000                3,000               15,000
                                                -----------------   -----------------     ----------------     ----------------
Income before income taxes                                72,000              92,000              152,000              209,000
Provision for income taxes                                24,000              24,000               39,000               51,000
                                                -----------------   -----------------     ----------------     ----------------
Net income                                                48,000              68,000              113,000              158,000

Dividends on preferred shares                              1,000               1,000                4,000                4,000
                                                -----------------   -----------------     ----------------     ----------------
Net income applicable to common stock                     47,000              67,000              109,000              154,000

Retained earnings at beginning of period                 663,000             402,000              601,000              315,000
                                                -----------------   -----------------     ----------------     ----------------

Retained earnings at end of period               $       710,000     $       469,000       $      710,000       $      469,000
                                                -----------------   -----------------     ----------------     ----------------
                                                -----------------   -----------------     ----------------     ----------------
Basic earnings per common share                  $          0.01     $          0.02       $         0.03       $         0.05
                                                -----------------   -----------------     ----------------     ----------------
                                                -----------------   -----------------     ----------------     ----------------
Diluted earnings per common share                $          0.01     $          0.02       $         0.03       $         0.05
                                                -----------------   -----------------     ----------------     ----------------
                                                -----------------   -----------------     ----------------     ----------------
Weighted average number of
     common shares                                     3,236,732           3,173,518            3,236,732            3,161,290
                                                -----------------   -----------------     ----------------     ----------------
                                                -----------------   -----------------     ----------------     ----------------

                                      SYS
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended
                                                                                            December 31
                                                                          -----------------------------------------------
                                                                                  1999                       1998
                                                                          --------------------       --------------------
Operating activities:
     Net income                                                            $          113,000         $         158,000
     Adjustments to reconcile net income to net cash
     used for operating activities:
         Depreciation and amortization                                                 41,000                    29,000
         Changes in operating assets and liabilities:
              Contract receivables                                                    143,000                   (59,000)
              Receivables from related party                                          (54,000)                        0
              Other current assets                                                    (24,000)                  137,000
              Other assets                                                            (18,000)                   (6,000)
              Accounts payable                                                       (298,000)                   98,000
              Accrued payroll and related taxes                                       (32,000)                 (156,000)
              Income taxes payable                                                   (126,000)                    9,000
              Other accrued liabilities                                               (26,000)                   19,000
                                                                          --------------------       --------------------
Net cash used in operating activities                                                (281,000)                  229,000
                                                                          --------------------       --------------------
Investing activities:
     Acquisition of furniture and equipment                                           (48,000)                  (39,000)
     (Increase) decrease of other assets                                                    0                         0
                                                                          --------------------       --------------------
Net cash used in investing activities                                                 (48,000)                  (39,000)
                                                                          --------------------       --------------------
Financing activities:
     Proceeds from line of credit borrowings                                          729,000                 1,960,000
     Payments on line of credit borrowings                                           (703,000)               (2,079,000)
     Proceeds from (payments on) other notes payable or
       capital leases                                                                 (28,000)                  (28,000)
     Payments of preferred stock dividends                                             (1,000)                   (1,000)
     Payments of preference stock dividends                                            (3,000)                   (3,000)
     Proceeds from issuance of common stock                                                 0                     2,000
                                                                          --------------------       --------------------
Net cash provided by financing activities                                              (6,000)                 (149,000)
                                                                          --------------------       --------------------
Decrease in cash                                                                     (335,000)                   41,000
Cash at beginning of period                                                           343,000                    28,000
                                                                          --------------------       --------------------
Cash at end of period                                                      $            8,000         $          69,000
                                                                          --------------------       --------------------
                                                                          --------------------       --------------------

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

     Basic earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally that issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period.

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:

                                                    Three months ended                   Six months ended
                                                        December 31                        December 31
                                             ----------------------------------  ---------------------------------
                                                   1999              1998              1999             1998
                                             ----------------  ----------------  ---------------  ----------------
Numerators:
     Net income (A)                          $        48,000   $        68,000   $      113,000   $       158,000
     Deduct - preferred and
         preference dividend requirements              1,000             1,000            4,000             4,000
                                             ----------------  ----------------  ---------------  ----------------
     Net income applicable to
         common stock (B)                    $        47,000   $        67,000   $      109,000   $       154,000
                                             ----------------  ----------------  ---------------  ----------------
                                             ----------------  ----------------  ---------------  ----------------


Denominators:
     Weighted average shares for
         basic net earnings per common
         share (C)                                 3,236,732         3,173,518        3,236,732         3,161,290
     Add effects of dilutive
         securities from assumed:
         Conversion of preference
              stock                                        0             1,729                0             1,729
         Exercise of stock options                     3,444             9,203            3,444             9,203
                                             ----------------  ----------------  ---------------  ----------------
     Weighted average shares for
         diluted net earnings per common
         share (D)                                 3,240,176         3,184,450        3,240,176         3,172,222
                                             ----------------  ----------------  ---------------  ----------------
                                             ----------------  ----------------  ---------------  ----------------
Basic net earnings per common
     share (B/C)                             $          0.01   $          0.02   $         0.03   $          0.05
                                             ----------------  ----------------  ---------------  ----------------
                                             ----------------  ----------------  ---------------  ----------------
Diluted net earnings per common
     share (A/D)                             $          0.01   $          0.02   $         0.03   $          0.05
                                             ----------------  ----------------  ---------------  ----------------
                                             ----------------  ----------------  ---------------  ----------------

(3) The results of operations for the quarter ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

(4) The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year. Because the Company's accounting quarter end dates differ a bit from year to year (except the fourth quarter, which is always June 30), the Company's quarterly SEC reports are consistently reported on September 30, December 31 and March 31 of each year.

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

     3. COMPETITION The Company has many competitors who vie for the same customers as the

Company. They are competent, experienced and continuously working to take work projects away from the Company.

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

     7. POSSIBLE RULE 144 STOCK SALES. A total of 1,661,388 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

     9. CONTROL BY OFFICERS AND DIRECTORS. As of December 31, 1999, Officers and Directors of the Company own 52.8% or 1,709,593 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

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

     The Underway Replenishment (UNREP) Program had its second of three option years exercised on December 1, 1999. This program accounted for about 20% of the Company's revenue so far in fiscal year 2000. This program provides in-service engineering support to the U.S. Navy Fleet. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project continues to refine the detail design. Shipboard technical assistance continues to gain strength and is the basis for continued business confidence in the coming year. Due to the declining number of Underway Replenishment Ships in the active U.S. Navy fleet and the transfer of many of these assets to the Military Sealift Command (MSC), a significant upgrade or backfit program has developed to extend the serviceable life of these ships. The Company is playing a major role in this program including design, asset procurement, shipboard installation and the subsequent changes to the technical documentation. The Company also has a key role in developing the UNREP depot repair capability for selected equipments.

     The Management, Planning and Administrative (MPA) Program had its fourth of four option years exercised on February 1, 1999 and the Company submitted a proposal for this contract's recompetition. The Company was successful in this recompetition and the new contract, named the Management, Planning, Analytical and Administrative (MPAA) contract, became effective on February 1, 2000. This new contract has a base year and four option years. This program accounted for about 55% of the Company's revenue so far in fiscal year 2000. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA program has received customer recognition for its high standards of excellence and professionalism.

     The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999. This program accounted for about 11% of the Company's revenue. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company's largest customer on this contract is the Ship Self Defense Department of PHD NSWC. Along with our Associate Subcontractor, John J. McMullen Associates, Inc. (JJMA), the Company provides extensive support for Ship Self Defense Systems in the areas of weapon systems installation design, planning and coordination. The Company is now supporting a new Army Navy Literage Procurement Program providing logistics engineering services to the Naval Facilities Engineering Command.

     The Company was awarded a three-year subcontract on August 2, 1999 from Santa Barbara Applied Research, Inc. to continue its hazardous materials assessment support to the Naval Air Systems Command. This program accounted for about 3% of the Company's revenue. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor (now BAE Systems), on April 24, 1997. This program accounted for about 3% of the Company's revenue. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

     The General Services Administration (GSA) has awarded the Company two contracts. The first contract awarded is for Information Technologies (IT). The other contract is for Financial Management Services. The Company has a Blanket Purchase Agreement (BPA) in place at SPAWAR headquarters in San Diego for the IT contract. The Company has been successful in developing new customers and is currently supporting the NAWFAC Information Technology Center and the Navy SEABEE Logistics Center using the GSA contracts.

     The Company launched an Electronic Records Management (ERM) Division in the last quarter of fiscal year 1999. This division is expected to grow considerably over the next year and is one of the reasons for the increased use of the Company's GSA contracts. This program accounted for about 4% of the Company's revenue. This new technical capability has served as an entry into the Navy SEABEE Logistics Center providing capability to better address combat readiness of Naval Construction Forces. The Company has won a five year contract to support the Department of the Interior and a one year contract to provide ERM services to the Minerals Management Service. This division booked its first revenue in the first quarter of fiscal year 2000.

RESULTS OF OPERATIONS

     The Company revenue for this quarter is about 8% less than those in the same quarter in FY 1999. For the first six months of FY 2000, revenue decreased by approximately 9% over the prior year's same period. The primary reason for the decline in revenue is a reduction in work for our subcontractors. The decline in revenue has occurred despite the Company's 15% increase in direct labor. Revenue in the second quarter of FY 2000 was slightly higher than in the first quarter of the year.

     Total contract and general and administrative expenses were 95% and 94% as a percentage of contract revenue for the six months ended December 31, 1999 and 1998, respectively. The reason for the higher expenses in FY 2000 is primarily due to increased overhead labor. Interest expense continues to decline with the decreased borrowing from the credit facility.

     Income from operations has declined to 4.52% from 6.00% for the six months ended December 31, 1999 and 1998, respectively. Net income for the first six months of FY 2000 is $113,000 as compared to $158,000 for the same period in the prior year. The reason for the lower net income for the first six months is mainly attributable to start up costs associated with the new ERM Division and unallowable costs. The negotiated contract backlog was approximately $2,765,000 at the end of the first quarter.

     The outstanding balance on the Company's revolving line of credit with Scripps Bank was $26,000 at December 31, 1999. At the end of the same period in FY 1999, the line of credit balance was at zero.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,306,000 at the end of the second quarter of FY 2000. For the same quarter in FY 1999, the contract receivables (net) were $1,244,000.

     The Company had accounts payable of $95,000 at the end of the second quarter of FY 2000. For the same quarter in FY 1999 the accounts payable were $162,000. The payment status of these accounts payable is current.

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

     Several key factors indicating the Company's financial condition include:

                                                          December 31, 1999        June 30, 1999
                                                          -----------------        -------------
Current ratio                                                   3.14                    2.05
Maximum debt to net worth                                       0.42                    0.87
Net worth                                                    $1,329,000              $1,220,000
Net working capital                                          $1,094,000              $1,039,000
Debt to total assets                                             30%                    47%
Book value per common share                                     $0.37                  $0.34

     The Company continued to demonstrate improvements in the above financial factors during the first two quarters of fiscal year 2000. These Company trends are positive, however, there can be no certainty that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

IMPACT OF THE YEAR 2000

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The Company has continually upgraded its hardware and software and has upgraded its financial software to insure compliance with the Year 2000 issue. The Company did not incur any Year 2000 problems with the start of the year 2000. The Company has not experienced any Year 2000 problems associated with their customers or suppliers. The Company does not expect the Year 2000 issue to have a material effect on its financial position, results of operations or cash flows in any given year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On January 19, 2000, the Company held its 1999 Annual Meeting of Shareholders. There were 3,236,732 shares eligible as of the record date and 2,624,148 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

     (a.) Proposal to elect the Directors pursuant to management's nominations. This proposal was approved with 2,618,546 shares voting in favor, 5,602 shares voting against, and 0 shares abstaining.

     (b.) Proposal to approve the appointment of J. H. Cohn LLP as the independent certified public accountants for the corporation for its 2000 fiscal year. This proposal was approved with 2,620,137 shares voting in favor, 300 shares voting against, and 3,711 shares abstaining.

ITEM 5.  OTHER INFORMATION

     At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. There are outstanding stock options for 69,800 common shares for the period of September 1, 1997 to August 31, 1998. Under the same policy, for the period from September 1, 1998 through August 31, 1999, stock options for 40,645 common shares at $0.68 per share are owed to outside directors. Under the same policy, for the period from September 1, 1999 through December 31, 1999, stock options for 8,000 common shares at $0.625 per share are owed to outside directors.

     Effective September 21, 1999, the Board of Directors elected Mr. Kameron Maxwell to fill the Board of Directors vacancy created by Mr. Robert D. Mowry's resignation. Also effective September 21, 1999, the Company entered into a Consulting Agreement and Amendment to Prior Understanding with Mr. Mowry.

     Effective September 24, 1999, the Board of Directors agreed to replace the BCI/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mr. Mowry and BCI. The Note is secured by the SEI receivables, Mr. Mowry's personal guarantee and common stock of the Company held or controlled by Mr. Mowry. The Note accrues interest at 10% per annum and principal and interest are due on December 31, 1999. As of January 1, 2000, the Note was in default. The Company is in the process of foreclosing on the Company stock held as collateral on the Note.

     The Company added an employee stock ownership plan to its existing 401(k) plan, thus creating the SYS 401(k) Employee Stock Ownership Plan and Trust Agreement. Effective January 1, 2000, instead of the matching cash contribution the Company had been giving to the employees through the 401(k), the Company will now contribute Company stock to the employees through the Employee Stock Ownership Plan.

     At the Annual Board of Directors Meeting on January 19, 2000, which was held subsequent to the Annual Shareholders Meeting, Mr. Lawrence L. Kavanau resigned his seat on the Board of Directors effective at the conclusion of the meeting. The Board of Directors elected Mr. Zoltan A. Harasty to fill the Board of Directors vacancy created by Mr. Kavanau's resignation.

     On February 4, 2000, the Company signed a Joint Venture Agreement with LARRK Digital, Inc. (LARRK). LARRK assists its customers to identify, develop, internally deploy and/or sell their intellectual property through the creation of knowledge management strategies and sales programs. LARRK uses software and internet technologies to accomplish these goals. The Company will receive a one-third interest in LARRK and an assignment of LARRK technology rights. The Company will provide to LARRK $60,000 (paid at the rate of $10,000 per month for six months), 100,000 shares of Company common stock, office space and administrative support. LARRK must generate $200,000 in net operating profit in the first 36 months to make the Company shares unrevocable. If LARRK has met the $200,000 net operating profit goal in the first 36 months, they will earn additional shares of Company common stock for net operating profit over $200,000. The Company and LARRK have entered into discussions on a more definitive agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          SYS
                                            ------------------------------------
                                                      (Registrant)




Date:       February 10, 2000               /s/ W. Gerald Newmin
      ---------------------------------     ------------------------------------
                                            W. Gerald Newmin
                                            Chief Executive Officer