Form 10QSB
period 2000-03-25
SYS
filed 2000-05-11
CIK 96057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-----    Act of 1934

For the quarterly period ended        March 25, 2000
                               ------------------------------

   Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ___________________ to _____________________

Commission File Number    0-4169
                       -----------

                                       SYS
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 California                                   95-2467354
--------------------------------------                 -----------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,112,732 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, AS OF APRIL 30, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes            No    X
    -----          -----

                               TABLE OF CONTENTS


                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number

         Item 1.  Financial Statements
                  Report of Independent Public Accountants...............................................3
                  Condensed Balance Sheet (unaudited)
                           March 25, 2000................................................................4
                  Condensed Statements of Income (unaudited)
                           Three Months and Nine Months Ended March 25, 2000
                           and Three Months and Nine Months Ended March 27, 1999.........................5
                  Condensed Statements of Cash Flows (unaudited)
                           Nine Months Ended March 25, 2000
                           and Nine Months Ended March 27, 1999..........................................6
                  Notes to Condensed Financial Statements (unaudited)....................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  Results of Operations

                           Description of Business.......................................................9
                           Results of Operations........................................................11
                           Liquidity and Capital Resources..............................................11
                           Impact of the Year 2000......................................................12

         Item 2a. Factors Which May Affect Future Results...............................................12

PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings.....................................................................15

         Item 2.  Changes in Securities.................................................................15

         Item 3.  Defaults Upon Senior Securities.......................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders...................................15

         Item 5.  Other Information.....................................................................16

         Item 6.  Exhibits and Reports on Form 8-K......................................................17

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SYS

We have reviewed the accompanying condensed balance sheet of SYS as of March 25, 2000, and the related condensed statements of income for the three and nine months ended March 25, 2000 and cash flows for the nine months ended March 25, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed statements of income for the three and nine months ended March 27, 1999 and cash flows for the nine months ended March 27, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


                                       /s/ J. H. Cohn LLP
                                       --------------------
                                       J.H. COHN LLP

San Diego, California
May 8, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       SYS
                             CONDENSED BALANCE SHEET

                                                                                            03/25/00
                                                                                          -----------
                                                                                          (Unaudited)
ASSETS
--------------------------------------------------------------------
Current assets:
     Cash                                                                              $         5,000
     Contract receivables, net                                                               1,386,000
     Deferred tax assets                                                                        50,000
     Other current assets                                                                      133,000
                                                                                       -----------------
         Total current assets                                                                1,574,000
Furniture and equipment, net                                                                   239,000
Other assets                                                                                    27,000
                                                                                       -----------------
                                                                                       $     1,840,000
                                                                                       =================
LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
Current liabilities:
     Note payable to bank under line of credit                                         $        46,000
     Accounts payable                                                                           49,000
     Accrued payroll and related taxes                                                         250,000
     Income taxes payable                                                                       68,000
     Other accrued liabilities                                                                  15,000
     Current portion of other notes payable                                                     57,000
     Current portion of capital lease obligations                                               12,000
                                                                                       -----------------
         Total current liabilities                                                             497,000
Other notes payable, net of current portion                                                      9,000
Capital lease obligations, net of current portion                                               35,000
                                                                                       -----------------
         Total liabilities                                                                     541,000
                                                                                       -----------------
Stockholders' equity:
     4% convertible preferred stock; 110,000 shares issued and outstanding                      55,000
     9% convertible preference stock; 69,781 shares issued and outstanding                      70,000
     Common stock; 3,112,732 shares issued and outstanding                                     494,000
     Retained earnings                                                                         680,000
                                                                                       -----------------
         Total stockholders' equity                                                          1,299,000
                                                                                       -----------------
                                                                                       $     1,840,000
                                                                                       =================

                                     SYS
                      CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          Three months ended                        Nine months ended
                                                 -------------------------------------    --------------------------------------
                                                    March 25,            March 27,            March 25,           March 27,
                                                      2000                 1999                 2000                1999
                                                 ----------------    -----------------    -----------------    -----------------
Contract revenues                                $     1,943,000     $     1,873,000      $     5,371,000      $     5,605,000
                                                 ----------------    -----------------    -----------------    -----------------
Costs and expenses:
     Contract costs                                    1,613,000           1,534,000            4,456,000            4,502,000
     General and administrative                          176,000             235,000              606,000              775,000
                                                 ----------------    -----------------    -----------------    -----------------
                                                       1,789,000           1,769,000            5,062,000            5,277,000
                                                 ----------------    -----------------    -----------------    -----------------
Income from operations                                   154,000             104,000              309,000              328,000
                                                 ----------------    -----------------    -----------------    -----------------
Other (income) expenses:
     Interest income                                           0                   0               (3,000)                   0
     Interest expense                                      6,000               5,000               12,000               20,000
                                                 ----------------    -----------------    -----------------    -----------------
                                                           6,000               5,000                9,000               20,000
                                                 ----------------    -----------------    -----------------    -----------------
Income before income taxes                               148,000              99,000              300,000              308,000

Provision for income taxes                                51,000              26,000               90,000               77,000
                                                 ----------------    -----------------    -----------------    -----------------
Net income                                                97,000              73,000              210,000              231,000

Preferred dividend requirements                            3,000               3,000                7,000                7,000
                                                 ----------------    -----------------    -----------------    -----------------
Net income applicable to common stock
                                                          94,000              70,000              203,000              224,000
Retained earnings at beginning of period
                                                         710,000             469,000              601,000              315,000
Effect of acquisition and retirement of
     common stock                                       (124,000)                  0             (124,000)                   0
                                                 ----------------    -----------------    -----------------    -----------------
Retained earnings at end of period               $       680,000     $       539,000      $       680,000      $       539,000
                                                 ================    =================    =================    =================

Basic net earnings per common share              $          0.03     $          0.02      $          0.06      $          0.07
                                                 ================    =================    =================    =================
Diluted net earnings per common share            $          0.03     $          0.02      $          0.06      $          0.07
                                                 ================    =================    =================    =================
Weighted average number of
     common shares                                     3,174,732           3,173,518            3,217,299            3,165,185
                                                 ================    =================    =================    =================

                                      SYS
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine months ended
                                                                           ----------------------------------------------
                                                                               March 25,                    March 27,
                                                                                 2000                         1999
                                                                           --------------------       -------------------
Operating activities:
     Net income                                                            $          210,000         $      231,000
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                                 65,000                 43,000
         Changes in operating assets and liabilities:
              Contract receivables                                                     63,000                 35,000
              Receivables from related party                                                0                108,000
              Other current assets                                                    (94,000)                70,000
              Other assets                                                            (11,000)                     0
              Accounts payable                                                       (344,000)              (204,000)
              Accrued payroll and related taxes                                       (80,000)                (9,000)
              Income taxes payable                                                    (61,000)                47,000
              Other accrued liabilities                                               (19,000)                (2,000)
                                                                           --------------------       -------------------
Net cash provided by (used in) operating activities                                  (271,000)               319,000
                                                                           --------------------       -------------------
Investing activities -- acquisition of furniture and equipment                        (63,000)               (43,000)
                                                                           --------------------       -------------------
Financing activities:
     Proceeds from line of credit borrowings                                        7,122,000              5,535,000
     Payments on line of credit borrowings                                         (7,076,000)            (5,654,000)
     Payments on other notes payable and capital lease obligations                    (43,000)               (40,000)
     Payments of preferred stock dividends                                             (1,000)                (1,000)
     Payments of preference stock dividends                                            (6,000)                (6,000)
     Proceeds from issuance of shares of common stock                                       0                  2,000
                                                                            --------------------       -------------------
Net cash used in financing activities                                                  (4,000)              (164,000)
                                                                           --------------------       -------------------
Increase (decrease) in cash                                                          (338,000)               112,000
Cash at beginning of period                                                           343,000                 28,000
                                                                           --------------------       -------------------
Cash at end of period                                                      $            5,000         $      140,000
                                                                           ====================       ===================

Supplemental disclosure of cash flow data:

     Interest paid                                                         $           12,000         $       20,000
                                                                           ====================       ===================
     Income taxes paid                                                     $           51,000         $       19,000
                                                                           ====================       ===================

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of its financial position as of March 25, 2000 and the results of its operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

         Basic net earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally that issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period and the numerator is adjusted to eliminate preferred and preference stock dividend requirements.

         The following table summarizes the calculation of basic and diluted earnings per common share for each period:


                                                     Three months ended                  Nine months ended
                                              ---------------------------------    -------------------------------
                                                 March 25,         March 27,        March 25,         March 27,
                                                   2000              1999              2000             1999
                                              ---------------    --------------    -------------    --------------
Numerators:
     Net income (A)                           $      97,000      $      73,000     $    210,000     $     231,000
     Deduct - preferred and
         preference dividend requirements
                                                      3,000              3,000            7,000             7,000
                                              ---------------    --------------    -------------    --------------
     Net income applicable to
         common stock (B)                     $      94,000      $      70,000     $    203,000     $     224,000
                                              ===============    ==============    =============    ==============



Denominators:
     Weighted average shares for
         basic net earnings per common
         share (C)                                3,174,732          3,173,518        3,217,299         3,165,185
     Add effects of dilutive
         securities from assumed:
         Conversion of preference stock                   0              1,729                0             1,729
         Exercise of stock options                   78,038              9,270           55,199             9,225
                                              ---------------    --------------    -------------    --------------
     Weighted average shares for
         diluted net earnings per common
         share (D)                                3,252,770          3,184,517        3,272,498         3,176,139
                                              ===============    ==============    =============    ==============
Basic net earnings per common
     share (B/C)                              $        0.03      $        0.02     $       0.06     $        0.07
                                              ===============    ==============    =============    ==============
Diluted net earnings per common
     share (A/D)                              $        0.03      $        0.02     $       0.06     $        0.07
                                              ===============    ==============    =============    ==============

(3) The results of operations for the quarter ended March 25, 2000, are not necessarily indicative of the results to be expected for the full year.

(4) The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

(5) During the quarter ended March 25, 2000, the Company acquired 124,000 shares of its common stock in partial settlement of an outstanding receivable from a former Board member. The shares were then retired resulting in a nominal charge to common stock and a charge of $124,000 to retained earnings during the quarter ended March 25, 2000.

(6) On March 28, 2000, the Company was served notice that it was named in a lawsuit alleging breach of a factoring contract. The Company does not believe it was a party to such contract and, accordingly, believes it has no liability in this matter. However, at this time, the Company is not able to predict the outcome of this litigation and can provide no assurance that the Company will not incur substantial and protracted litigation costs.

(7) The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on October 15, 2000. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH DESCRIBE RISKS AND UNCERTAINTIES INVOLVING THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN.

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

    The Underway Replenishment (UNREP) Program had its second of three option years exercised on December 1, 1999. This program accounted for about 21% of the Company's revenue so far in fiscal year 2000. This program provides in-service engineering support to the U.S. Navy Fleet. The Company is continuing its support for the research and development project to design and build a full size ship mock-up of a missile rearming system. An Aegis Cruiser Vertical Launch Test System was fitted with a full scale mock-up capable of demonstrating the rearming and strikedown system feasibility for replenishing the Navy Standard Missile and the shipboard Tomahawk missile system while underway at sea. This project continues to refine the detail design. Shipboard technical assistance continues to gain strength and is the basis for continued business confidence in the coming year. Due to the declining number of Underway Replenishment Ships in the active U.S. Navy fleet and the transfer of many of these assets to the Military Sealift Command (MSC), a significant upgrade or backfit program has developed to extend the serviceable life of these ships. The Company is playing a major role in this program including design, asset procurement, shipboard installation and the subsequent changes to the technical documentation. The Company also has a key role in developing the UNREP depot repair capability for selected equipments.

    The Management, Planning and Administrative (MPA) Program had its fourth of four option years exercised on February 1, 1999 and this contract ended on January 31, 2000. The Company was successful in the recompetition of the MPA contract and the new contract, named the Management, Planning, Analytical and Administrative (MPAA) contract, became effective on February 1, 2000. This new contract has a base year and four option years. The MPA and MPAA programs accounted for about 53% of the Company's revenue so far in fiscal year 2000. This program supports the U.S.

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

    The Company launched an Electronic Records Management (ERM) Division in the last quarter of fiscal year 1999. This division is expected to grow considerably over the next year and is one of the reasons for the increased use of the Company's GSA contracts. This program accounted for about 3% of the Company's revenue. This new technical capability has served as an entry into the Navy SEABEE Logistics Center providing capability to better address combat readiness of Naval Construction Forces. The Company has won a five year contract to support the Department of the Interior and a one year contract to provide ERM services to the Minerals Management Service. This division booked its first revenue in the first quarter of fiscal year 2000.

RESULTS OF OPERATIONS

         The Company revenue for this quarter is about 4% more than those in the same quarter in FY 1999. For the first nine months of FY 2000, revenue decreased by approximately 4% over the prior year's same period. The primary reason for the decline in revenue is a reduction in work from our subcontractors. The decline in revenue has occurred despite the Company's 19% increase in direct labor. Revenue in the third quarter of FY 2000 was 14% and 13% higher than in the first and second quarters of the year, respectively.

         Total contract and general and administrative expenses were 94% as a percentage of contract revenue for the first nine months of FY 2000 and FY 1999, respectively. Interest expense is lower in FY 2000 due to decreased borrowing from the credit facility.

         Income from operations has slightly declined to 5.75% from 5.85% for the first nine months of FY 2000 and FY 1999, respectively. Net income for the first nine months of FY 2000 is $210,000 as compared to $231,000 for the same period in the prior year. The reason for the lower net income for the first six months is mainly attributable to unallowable costs. The negotiated contract backlog was approximately $4,970,000 at the end of the third quarter.

         The outstanding balance on the Company's revolving line of credit with Scripps Bank was $46,000 at March 25, 2000. At the end of the same period in FY 1999, the line of credit balance was at zero.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital resources are used to provide for the Company's ongoing operations, which include, but are not limited to, operating activities and purchases of fixed assets.

         The Company had contract receivables (net) of $1,386,000 at the end of the third quarter of FY 2000. For the same quarter in FY 1999, the contract receivables (net) were $1,150,000.

         The Company had accounts payable of $49,000 at the end of the third quarter of FY 2000. For the same quarter in FY 1999 the accounts payable were $114,000. The payment status of these accounts payable is current.

         The Company maintains a $500,000 revolving credit facility with Scripps Bank which matures on October 15, 2000. The loan is secured by all the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

         Although the Company had a cash balance of only $5,000 at March 25, 2000, management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year.

         Several key factors indicating the Company's financial condition include:

                                                           March 25, 2000                    June 30, 1999
                                                           --------------                    -------------
Current ratio                                                   3.17                              2.05
Maximum debt to net worth                                       0.42                              0.87
Net worth                                                    $1,299,000                        $1,220,000
Net working capital                                          $1,077,000                        $1,039,000
Debt to total assets                                             29%                              47%
Book value per common share                                     $0.36                            $0.34

         The Company continued to demonstrate improvements in the above financial factors during the first three quarters of fiscal year 2000. These Company trends are positive, however, there can be no certainty that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

IMPACT OF THE YEAR 2000

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurred, there was concern that date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 could have caused systems to process financial and operational information incorrectly. The Company has continually upgraded its hardware and software and has upgraded its financial software to insure compliance with the Year 2000 issue. The Company has not incurred any Year 2000 problems with its internal systems. The Company has not experienced any Year 2000 problems associated with their customers or suppliers. The Company does not expect the Year 2000 issue to have a material effect on its financial position, results of operations or cash flows in any given year.

ITEM 2a. FACTORS WHICH MAY AFFECT FUTURE RESULTS

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

    5. LIMITED MARKET FOR COMMON STOCK. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

    6. POSSIBLE RULE 144 STOCK SALES. A total of 1,367,878 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

    7. RISKS OF LOW PRICED STOCKS. Trading in the Company's stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain, accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
    Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or, for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any penny stock defined as a penny stock.
    The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.
    In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.
    Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.
    Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stocks are exempt from all but the sole market-maker provision for (i) issuers with $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years),
(ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.
    Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholders' equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

    8. CONTROL BY OFFICERS AND DIRECTORS. As of March 25, 2000, Officers and Directors of the Company own 41.0% or 1,275,978 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 28, 2000, the Company was served notice that it was named in a lawsuit filed in the United States District Court for the Central District of California on March 2, 2000. The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise. The Plaintiffs are George M. Colin, William Czapar, Dan Birdsall and Brian Patterson. The Defendants are William Zures, The Zures Companies Financial and Insurance Services, a California corporation, Sante Fe Securities Corp., a California corporation, James Watt, Randall Moore, Reginald Broughton, Allan Cantos, Robert Brown, Acrylis, Inc., a Delaware corporation, Joseph Perry, Robert Mowry, UniPrise, Inc., a California corporation, Big Canyon Investments, Inc., a California Corporation, and the Company.

     The lawsuit lists three counts, but the Company is named only in the third count. The third count is for breach of factoring agreement contracts. The Company believes that the factoring agreements were between the Plaintiffs and UniPrise. While the Plaintiffs allege that the Company was represented by an agent in these factoring agreements, the Company has received a Declaration from Mowry stating, among other things, "The Factoring Agreements were made by and between Plaintiffs and UniPrise. SYS was not a party to them, had no knowledge of them and did not benefit from them."

     The Plaintiffs claim to have suffered losses and seek damages of the principal amounts of $980,000, plus interest, plus administrative fees, plus additional compensation. The Company has hired counsel and will vigorously defend the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiff will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

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

    (b.) Proposal to approve the appointment of J. H. Cohn LLP as the independent public accountants for the corporation for its 2000 fiscal year. This proposal was approved with 2,620,137 shares voting in favor, 300 shares voting against, and 3,711 shares abstaining.

ITEM 5.  OTHER INFORMATION

    At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. There are outstanding stock options for 69,800 common shares for the period of September 1, 1997 to August 31, 1998. Under the same policy, for the period from September 1, 1998 through August 31, 1999, stock options for 40,645 common shares at $0.68 per share are owed to outside directors. Under the same policy, for the period from September 1, 1999 through March 31, 2000, stock options for 16,387 common shares at $0.625 per share are owed to outside directors.

    Effective September 21, 1999, the Board of Directors elected Mr. Kameron Maxwell to fill the Board of Directors vacancy created by Mr. Robert D. Mowry's resignation. Also effective September 21, 1999, the Company entered into a Consulting Agreement and Amendment to Prior Understanding (the "Agreement") with Mowry.

    Effective September 24, 1999, the Board of Directors agreed to replace the Big Canyon Investments, Inc. (BCI)/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note is secured by the SEI receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry. The Note accrues interest at 10% per annum and principal and interest were due on December 31, 1999. As of January 1, 2000, the Note was in default and the Company foreclosed on the 124,000 shares of Company common stock held as collateral. Pursuant to the Agreement, Mowry has an option to purchase 124,000 shares of common stock for one dollar per share through June 30, 2001.

    Effective January 1, 2000, the Company entered into a new Secured Negotiable Promissory Note (the "New Note") with Mowry and BCI for $55,000. The New Note is for the remaining balance of the Note ($179,000 - $124,000 = $55,000). The New
Note is secured by the SEI receivables and Mowry's personal guarantee. The Note accrues interest at 10% per annum and principal and interest are due on June 30, 2000. Mowry is no longer an affiliate of the Company.

    The Company added an employee stock ownership plan to its existing 401(k) plan, thus creating the SYS 401(k) Employee Stock Ownership Plan and Trust Agreement (the "Plan"). Effective January 1, 2000, instead of the matching cash contribution the Company had been giving to the employees through the 401(k), the Company will now contribute Company stock to the employees through the Plan. Subsequent to March 25, 2000, the Company made its first contribution to the Plan.

    At the Annual Board of Directors Meeting on January 19, 2000, which was held subsequent to the Annual Shareholders Meeting, Mr. Lawrence L. Kavanau resigned his seat on the Board of Directors effective at the conclusion of the meeting. The Board of Directors elected Mr. Zoltan A. Harasty to fill the Board of Directors vacancy created by Mr. Kavanau's resignation.

    On February 4, 2000, the Company signed a Joint Venture Agreement with LARRK Digital, Inc. (LARRK). LARRK assists its customers to identify, develop, internally deploy and/or sell their intellectual property through the creation of knowledge management strategies and sales programs. LARRK uses software and internet technologies to accomplish these goals. The Company will receive a one-third interest in LARRK and possible licensing and/or assignment of LARRK technology rights. The Company will provide to LARRK $60,000 (paid at the rate of $10,000 per month for six months), 100,000 shares of Company common stock, office space and administrative support. LARRK must generate $200,000 in net operating profit in the first 36 months to make the Company shares unrevocable. If LARRK has met the $200,000 net operating profit goal in the first 36 months, they will earn additional shares of Company common stock for net operating profit over $200,000. The Company and LARRK have entered into discussions on a more definitive agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On March 14, 2000, the Company filed an 8-K announcing that the Company had signed a Letter of Intent with Mr. Guadolupe Torres, the Chairman and principal shareholder of Systems Integration & Research, Inc. (SIR), to acquire all shares in SIR.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                               SYS
                                                   ----------------------------
                                                           (Registrant)



Date:           May 10, 2000                        /s/ W. Gerald Newmin
      ------------------------------               -----------------------------
                                                   W. Gerald Newmin
                                                   Chief Executive Officer