Form 10KSB
period 2000-06-30
SYS
filed 2000-10-11
CIK 96057

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                For the fiscal year ended June 30, 2000
                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From       to
                        Commission File Number 0-4169

                                     SYS
                            ---------------------
                (Name of Small Business Issuer in Its charter)

         California                                         95-2467354
         ----------                                         ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

   9620 Chesapeake Drive, San Diego, California                92123
   --------------------------------------------              ----------
     (Address of Principal Executive Offices)                (Zip Code)

                                (858) 715-5500
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

     Common Stock, No Par Value

     Preferred Stock, $.50 Par Value

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days.   Yes   [X]       No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any
amendment to this form 10-KSB.   [X]

     Revenues for the fiscal year ended June 30, 2000 were $7,486,401.

                     APPLICABLE TO CORPORATE REGISTRANTS

     As of June 30, 2000, the Issuer had outstanding 3,162,732 shares of Common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 69,781 shares of Preference Series B stock, $1.00 par value.

     The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2000 was $1,106,873 and 1,539,462, respectively. The total number of non-affiliate shares of Common stock was multiplied by $0.719 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 2000) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $2,274,004.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):
     Yes [ ]  No  [x]


===============================================================================

                                     SYS
                      FOR FISCAL YEAR ENDED JUNE 30, 2000
                           FORM 10-KSB ANNUAL REPORT

                                    INDEX
                                                                         Page
PART I

     Item 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .  5
              Description of Business . . . . . . . . . . . . . . . . . .  5
              Products and Services . . . . . . . . . . . . . . . . . . .  5
              Business Developments . . . . . . . . . . . . . . . . . . .  5
              Contract Backlog and Customers  . . . . . . . . . . . . . .  7
              Competitive Conditions  . . . . . . . . . . . . . . . . . .  7
              Employees . . . . . . . . . . . . . . . . . . . . . . . . .  8
              Factors Which May Affect Future Results . . . . . . . . . .  8

     Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . 10

     Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 10

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS . . . 11


PART II

     Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . 12

     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . 13
              Selected Financial Data . . . . . . . . . . . . . . . . . . 13
              Results of Operations  . . . . . . .. . . . . . . . . . . . 14
              Liquidity and Working Capital . . . . . . . . . . . . . . . 15
              Impact of the Year 2000 . . . . . . . . . . . . . . . . . . 16

     Item 7.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . 16

     Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . 16


PART III

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS;  COMPLIANCE WITH SECTION 16(A) OF
              THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . 17

     Item 10. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . 21

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . 23

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . 25

     Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K  . . . . . . . . . . 27


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . F-1
                                                                           to
                                                                          F-17

                                    -  4 -
===============================================================================

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

     The Company provides engineering, management and technical services.
The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968, and engaged in systems analysis, systems engineering, computer services and software for Government and industry. In addition to providing these services, the Company conducted other business activities in computer network operations and software applications, water resources development and management, and in engineering services for sanitary waste development and construction management, which it subsequently sold (1975) to other companies. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of
March 18, 1985, it was changed to SYS. The Company corporate offices were moved to San Diego, California in February 19, 1984, from Long Beach, California.

PRODUCTS AND SERVICES

     The Company provides engineering, management and technical consulting services to various agencies of the United States Government and private industry as a prime contractor and as a subcontractor. The specific services provided are primarily in the fields of:

Systems Engineering                          Management and Analysis Consulting
Naval Architecture and Marine Engineering    Software Development
Program Management                           Information Management Systems
Environmental Engineering                    Logistics Analysis and Engineering
Electronic Record Management                 Cost Analysis and Forecasting
Information Operations                       Theater Assessment Profiling
Effects Based Planning                       Total Ownership Cost

BUSINESS DEVELOPMENTS

     The Company's revenue from direct labor increased by more than 19% in FY 2000. However, revenue attributable to subcontractors and other direct costs dropped by 83%. The net result is the Company's revenues for FY 2000 decreased over the previous fiscal year. Income before income taxes for FY 2000 increased slightly over the previous year. But due to an increased tax burden as a result of recognizing certain tax benefits in FY 1999, the Company's net income for FY 2000 decreased by about 19% over the previous fiscal year. Some factors that effect revenue are beyond the control of the Company.

     The Underway Replenishment (UNREP) Program had its second of three option years exercised on December 1, 1999. This program accounted for about 21% of the Company's revenue so far in fiscal year 2000. The program provides for in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the AOE 3 and 4 UNREP systems. The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in early 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this navy program in various roles since 1982.

                                    -  4 -
===============================================================================

     The Management, Planning and Administrative (MPA) Program had its fourth of four option years exercised on February 1, 1999 and this contract ended on January 31, 2000. The Company was successful in the recompetition of the MPA contract and the new contract, named the Management, Planning, Analytical and Administrative (MPAA) contract, became effective on February 1, 2000. This new contract has a base year and four option years. The MPA and MPAA programs accounted for about 54% of the Company's revenue in fiscal year 2000. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPA and MPAA programs have received customer recognition for their high standards of excellence and professionalism.

     The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999. This program accounted for about 11% of the Company's revenue. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company is providing Logistics Engineering Services to the Naval Facilities Engineering Command in support of the Army Navy Literage Procurement Program and a new program for Foreign Military Sales of equipment to the Taiwan government. The navy will not recompete the NAME contract, however, the Company is working with their customers to move the work onto one of the Company's GSA contracts.

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

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor (now BAE Systems), on April 24, 1997. This program accounted for about 3% of the Company's revenue. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company will add some workload for similar support to the Spanish AEGIS Foreign Military Sales program in fiscal year 2001. The Company also provides other financial management support including case closure processing support to PMS400.

     The Company currently holds an Information Technology General Services Administration (GSA) contract which was recently modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers and is registered in the GSA Advantage System. The Company also holds a Financial Management Services GSA contract which is presently utilized in the support of the Seabee Logistics Center. The Company is in the process of negotiating a new Professional Engineering Services contract with GSA which is expected to be awarded in the Fall of 2000. This new GSA contract will be utilized by the Company to develop new work in other government agencies as well as our current customer base. The GSA contracts accounted for about 3% of the Company's revenue.

                                    -  6 -
===============================================================================

     The Company's Electronic Records Management (ERM) group continues to bring in additional work. This program accounted for about 3% of the Company's revenue. This new technical capability has served as an entry into the Navy SEABEE Logistics Center providing capability to better address combat readiness of Naval Construction Forces. The Company has won a five-year contract to support the Department of the Interior and a one year contract to provide ERM services to the Minerals Management Service. This division has just signed two new contracts, one with the Bureau of Reclamation and the other with the Port Hueneme Division, Naval Surface Warfare Center.

     The Company started its C4I Division in July 2000. This Division is primarily in San Diego, with a small office near Pensacola, Florida.
The C4I Division provides top-level system engineering; effects based planning capability development; program management and business development support; organizational management support; advanced concept development, test and evaluation; C4ISR system architecture design; information operations capabilities, and numerous related Special Compartmented Information (SCI) efforts. The initial customer base includes SPAWAR Systems Center San Diego, Boeing Phantomworks, Program Executive Office Strike Weapons and Unmanned Aviation. The Division personnel work closely with other services and Joint Agencies as well as with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Battle Center, Battelle Labs, etc.

CONTRACT BACKLOG AND CUSTOMERS

     As of June 30, 2000, the Company's contract backlog, including negotiated contract options, was approximately $33,925,000, compared with approximately
$11,756,000 on June 30, 1999.   The primary reason for the increase in
year-to-year backlog is due to the Company's win of the MPAA contract. Contract value backlog is converted to revenues by performance on funded delivery orders or contracted tasks within each contract or subcontract. Specific work activity is defined, scheduled and priced by individual delivery orders (D.O.s) or contracted tasks (C.T.s). The actual D.O. and C.T. backlog on June 30, 2000 was approximately $4,286,000, as compared with approximately $3,207,000 on June 30, 1999. The reason the actual backlog is more in fiscal year 2000 is due to more funded D.O.s on the MPAA contract.

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

                                    -  7 -
===============================================================================

EMPLOYEES

     The Company had 81 full-time and 25 part-time employees on June 30, 2000, compared to 76 full-time and 18 part-time employees on June 30, 1999

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Information contained in this Form 10-KSB should be studied carefully by any potential investor while considering the following risk factors to the Company.

     1. LACK OF BUSINESS DIVERSIFICATION. Essentially all the Company's business at the present time is with the U.S. Navy. Even though the level of business with its customers is growing and the Company has negotiated multiple-year contracts, there is no certainty that budget changes in Congress or the Defense Department will not seriously affect the Company.

     2. DEPENDENCE ON KEY PERSONNEL. The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, it would be affected in an uncertain way if any of these personnel were to be lost to the Company.

     3. COMPETITION. The Company has many competitors who vie for the same customers as the Company. They are competent, experienced and continuously working to take work projects away from the Company.

     4. LIMITED ASSETS OF THE COMPANY. The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a short term bank loan with Scripps Bank and other short-term accruals impose certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

     5. LIMITED MARKET FOR COMMON STOCK. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

     6. POSSIBLE RULE 144 STOCK SALES. A total of 1,359,362 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

                                    -  8 -
===============================================================================

     7. RISKS OF LOW PRICED STOCKS. Trading in the Company's stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain, accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or, for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any penny stock defined as a penny stock.
     The Commission has recently adopted regulations under such Act which define a violators of the proposed rules.
     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.
     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.
     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stocks are exempt from all but the sole market-maker provision for (i) issuers with $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.
     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholders' equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

                                    -  9 -
===============================================================================

     8. CONTROL BY OFFICERS AND DIRECTORS. As of June 30, 2000, Officers and Directors of the Company own 36.8% or 1,162,748 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

     9.   RECEIVABLE FROM FORMER AFFILIATE.  Big Canyon Investments, Inc.
(BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a former Director of the Company and the Company's former Chairman and Chief Executive Officer (the "Former Affiliate"), entered into an agreement with the Company in which the Company was providing collection services to BCI/UniPrise for certain receivables (the "Receivables"). As of June 30, 2000, the Former Affiliate owed the Company $51,779 for these services. The Former Affiliate's debt has been converted to a note (see Item 12) and the Company is no longer providing services to the Former Affiliate. The total of the Receivables is greater than the debt owed to the Company, however, the Company has no means to determine the validity of the Receivables.


ITEM 2.  DESCRIPTION OF PROPERTY

     The business and operations of the Company are now conducted in the following office spaces:

                            Approx.
Location                    Sq. Feet    Lease Term                Rental
------------------------    --------    ----------------------    -----------
9620 Chesapeake Drive         8,997     Expires April 30, 2003    $10,013/mo.
San Diego, CA  92123

2451 Crystal Drive            2,968     Expires July 31, 2004     $ 7,897/mo.
Five Crystal Park
Arlington, VA  22202

1721 Pacific Avenue           9,064     Expires March 31, 2001    $10,335/mo.
Oxnard, CA  93033                      (Cancelable with 6 months
                                         prior written notice)

212 Eglin Parkway, SE 1,435             Expires July 31, 2003     $ 1,394/mo.
Fort Walton Beach, FL 32548

ITEM 3.  LEGAL PROCEEDINGS
     On March 28, 2000, the Company was served notice that it was named in a lawsuit filed in the United States District Court for the Central District of California on March 2, 2000. The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise.
The Plaintiffs are George M. Colin, William Czapar, Dan Birdsall and Brian Patterson. The Defendants are William Zures, The Zures Companies Financial and Insurance Services, a California corporation, Sante Fe Securities Corp., a California corporation, James Watt, Randall Moore, Reginald Broughton, Allan Cantos, Robert Brown, Acrylis, Inc., a Delaware corporation, Joseph Perry, Robert Mowry, UniPrise, Inc., a California corporation, Big Canyon Investments, Inc., a California Corporation, and the Company.

                                    - 10 -
===============================================================================

     The lawsuit lists three counts, but the Company is named only in the third count. The third count is for breach of factoring agreement contracts. The Company believes that the factoring agreements were between the Plaintiffs and UniPrise. While the Plaintiffs allege that the Company was represented by an agent (Mowry) in these factoring agreements, the Company has received a Declaration from Mowry stating, among other things, "The Factoring Agreements were made by and between Plaintiffs and UniPrise. SYS was not a party to them, had no knowledge of them and did not benefit from them."

     The Plaintiffs claim to have suffered losses and seek damages of the principal amounts of $980,000, plus interest, plus administrative fees, plus additional compensation. The Company has hired counsel and will vigorously defend the lawsuit. The Company has filed a motion to be dismissed from the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiffs will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 2000.

                                    - 11 -
===============================================================================

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:

     Fiscal Year 1999                     BID                  ASK
     ----------------                    ------               ------
     First Quarter                       $0.646               $0.813
     Second Quarter                      $0.625               $0.688
     Third Quarter                       $0.625               $0.750
     Fourth Quarter                      $0.302               $0.625

     Fiscal Year 2000                     BID                  ASK
     ----------------                    ------               ------
     First Quarter                       $0.417               $0.612
     Second Quarter                      $0.438               $0.604
     Third Quarter                       $0.771               $1.583
     Fourth Quarter                      $0.688               $1.229

     The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

        (b) As of June 30, 2000, there were approximately 412 holders of record of the Company's Common Stock.

        (c) No cash dividends have been paid on the Company's Common Stock during the Company's two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

                                    - 12 -
===============================================================================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA:

The data that follows summarizes financial information about the Company that is further discussed below:

                 AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
                     (thousands except per share amounts)

                                                       2000     1999     1998
                                                      ------   ------   ------
OPERATING RESULTS:

Contract revenues                                     $7,486   $7,899   $7,877

Costs and expenses:
    Contract costs                                     6,295    6,578    6,653
    General and administrative                           758      871      868

Income from operations                                   433      450      356

Other (income) expense:
    Interest income                                      (15)      (9)      (9)
    Interest expense                                      15       27       38
    Loss on sale and disposition of equipment              1        4        0

Income before income taxes                               432      428      327

Provision for income taxes                               193      134       43

Net income                                               239      294      284

Net income applicable to common stock                    231      286      275

Basic net earnings per common share                    0.07    0.09      0.09

Diluted net earnings per common share                  0.07    0.09      0.08


BALANCE SHEET DATA:

Total assets                                           2,074    2,285    1,816

Borrowings-bank line of credit                             0        0      119

Long-term obligations (including current portion)        160      157      214

Stockholders' equity                                   1,296    1,220      892

                                    - 13 -
===============================================================================

RESULTS OF OPERATIONS

FISCAL YEAR 2000 VS. FISCAL YEAR 1999

     The Company's revenues from government contracts were approximately $7,227,000 and $7,792,000 for 2000 and 1999, respectively. Total revenues for 2000 were $7,486,000 compared to $7,899,000 for 1999, a decrease of 5%.

     Although the Company's revenues from direct labor increased by more than 19% in 2000, the revenues from subcontractors and other direct costs dropped by 83%. This combination resulted in a net decrease in the Company's revenues. The primary reason for the decreased revenue was the 34% reduction in revenue ($790,000) from the UNREP contract. This was caused by fewer material orders on the UNREP contract.

     During 2000, the Company's income from operations was $433,000 compared to $450,000 in 1999. During 2000, the Company had net income before taxes of $432,000 compared to $428,000 in 1999. During 2000, the Company had net income of $239,000 compared to $294,000 in 1999. The decrease in net income was primarily due to the provision for income taxes of $192,700 required in 2000, compared to $134,100 in 1999. The 1999 tax provision was less than the expected tax provision at statutory rates due to the change in the valuation allowance on net deferred Federal tax assets.

     Substantially all of the Company's contracts are of the cost reimbursable plus fee type. Revenues on cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs decreased to $6,295,000 in 2000 from $6,577,000 in 1999 and general and administrative expenses decreased to $758,000 in 2000 from $871,000 in 1999. The reduced expenses are primarily due to the reduction in revenues.

     Basic net earnings per common share was $0.07 in 2000 compared to $0.09 in 1999. The related weighted average number of common shares outstanding was 3,171,743 in 2000 and 3,190,103 in 1999. Diluted net earnings per common share was $0.07 in 2000 compared to $0.09 in 1999. The related weighted average number of common shares outstanding was 3,213,303 in 2000 and 3,207,721 in 1999.

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

                                    - 14 -
===============================================================================

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

LIQUIDITY AND WORKING CAPITAL

     The Company had net working capital of $1,189,000 at June 30, 2000 compared to $1,039,000 at June 30, 1999. Contract receivables decreased by $157,000 during 2000. The Company's line of credit had a zero balance at June 30, 2000. Accounts payable was $242,000 less in 2000 than in 1999. This was mainly attributable to payments made on other direct costs incurred in 1999, but paid in 2000. There are two notes that make up the total of the current and long-term notes payable. The Company's net assets increased by $76,000 in 2000 to $1,296,000. Net furniture and equipment decreased by $5,000 in 2000.

     The Company's primary source of liquidity is its $500,000 revolving line of credit facility under a loan agreement with Scripps Bank that expires on October 15, 2000. The loan is secured by all of the Company's assets including contract receivables. Scripps Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps Bank charges an interest rate of 1.5% over prime. The Company has entered into discussions with Scripps Bank regarding the annual extension of the credit facility.

     The Company also finances a portion of its operations through leases. At June 30, 2000, the Company had noncancellable operating leases for its offices which expire at various dates through April 2005. The Company also leases certain computer and office equipment under capital leases expiring at various dates through May 2003.

     Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 2000 totaled $52,683, of which $18,063 relates to the year ending June 30, 2001.

     Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 2000 totaled $1,463,123, of which $354,425 relates to the year ending June 30, 2001.

                                    - 15 -
===============================================================================

     Several key factors indicating the Company's financial condition include:
                                           June 30, 2000       June 30, 1999
                                           -------------       -------------
Current ratio                                  2.87                2.05
Maximum debt to net worth                      0.60                0.87
Net worth                                   $1,296,000          $1,220,000
Net working capital                         $1,189,000          $1,039,000
Debt to total assets                            38%                 47%
Book value per common share                   $0.37               $0.34

     The Company continued to demonstrate improvements in the above financial factors during fiscal year 2000. These Company trends are positive; however, there can be no assurance that they will continue to be positive. Certain factors that may effect the Company's financial performance are beyond the Company's control. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 2001.

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


ITEM 7.  FINANCIAL STATEMENTS

     The full text of the Company's audited financial statements for the fiscal years ended June 30, 2000 and 1999 begins on page F-1 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    - 16 -
===============================================================================

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     (1) Michael W. Fink, age 43, is Vice President, Finance and Administration at the Corporate offices and was elected Corporate Secretary on January 20, 1999. Mr. Fink joined the Company in July of 1995. He is responsible for the financial and administrative functions of the Company, including finance, accounting, SEC reporting, banking, human resources, contracts and other management areas. He held various executive positions at San Diego Aircraft Engineering, Inc. (SANDAIRE) before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace and defense industries. Some of SANDAIRE's major customers have included the U.S. Navy, NASA, Lockheed, McDonnell Douglas, Tracor Aviation, Teledyne Ryan Aeronautical and Westinghouse. Mr. Fink received a Bachelor of Science degree in Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

     (2) Mr. Zoltan A. "Walt" Harasty, age 70, is a graduate of the Stanford Law School, was legal counsel to the Company at the time of its formation and initial public offering and was elected to the Board of Directors on January 19, 2000 to serve the term of Lawrence L. Kavanau, who resigned his seat on January 19, 2000. Mr. Harasty had previously served as a director of the Company from April 14, 1994 to March 21, 1997. Mr. Harasty is a Corporate Counsel with in-depth experience of over 40 years in securities transactions, SEC filings, stock exchange listings, corporate financing and in almost every area of security law. His experience was gained both as a Corporate General Counsel and as a partner in Tremaine and Shenk and Managing Partner of McDonald, Halsted & Laybourne. He was General Counsel and Vice President, Expansion for Carrows Restaurants and also acted as Special Counsel to Collins Foods International (Sizzler Restaurants and the then largest franchisee of KFC). He was General Counsel of Malibu Grand Prix Corporation with
42 subsidiaries operating nationwide amusement centers featuring miniature racing cars, video games and miniature golf. Prior to the time of his retirement in 1998, Mr. Harasty was a principal in Boardroom Counselors, a management consulting firm specializing in small business capital formation. With his knowledge of NASD, SEC, security dealers, financing, public offerings, private placements, bank financing and real estate matters, Mr. Harasty brings significant legal and business expertise to the Company's Board of Directors and helps in its growth.

                                    - 17 -
===============================================================================

     (3) Kameron W. Maxwell, Ph.D., age 64, was elected to the Board of Directors as of September 21, 1999. Dr. Maxwell is currently a consultant to various biotechnology and contract research companies. He held various positions at the Veterans Administration Hospital in Salt Lake City, both in the clinical laboratory and research departments as well as having a teaching appointment in the Microbiology department at the University of Utah College of Medicine. After leaving Salt Lake City he took a position with Baxter Travenol's Hyland Division in Costa Mesa, California. While at Hyland, he held a number of positions in the Research and Development department with the most recent being that of Director. In this position he supervised a large group of scientists and coordinated research both within the company and with outside academic collaborators. Dr. Maxwell left Baxter and held the position of Director of Research and Development at Newport Pharmaceuticals. In this capacity he was responsible for the research, development and registration of a new chemical entity. Dr. Maxwell was president and co-founder of Americal Pharmaceuticals Inc., a company that manufactured, imported and distributed sterile liquid pharmaceutical products. These products were predominately used in the treatment of cancer (generic oncology products) and ophthalmic conditions. Following the Americal position, Dr. Maxwell held various positions at Genta Inc. The most recent being that of Sr. Vice President of Pharmaceuticals Operations. Dr. Maxwell has had extensive experience in the regulatory affairs arena and is RAC certified. He has established numerous working relationships with universities and contract service organizations, and has researched, developed and marketed numerous products ranging from diagnostics through prescription pharmaceuticals. He is a member of The American Academy of Dermatology, The Regulatory Affairs Professional Society, the American Society for Microbiology, the Drug Information Association, the American Association of Pharmaceutical Scientists, the Controlled Release Society and other scientific and professional organizations. Dr. Maxwell brings to the Company his knowledge and experience in start up financing, research and development, strategic planning and management, operations, product and process quality and securing product regulatory approvals.
Dr. Maxwell's education consists of a Ph.D., Immunology, Minor, Histology, University of Utah; an M.S., Microbiology, Minor, Parasitology, University of Utah and a B.S., Bacteriology, University of Utah.

    (4) Mr. W. Gerald Newmin, age 63, was elected to the Board of Directors as of October 19, 1993. On October 21, 1998, Mr. Newmin was elected as interim Chairman of the Board and Chief Executive Officer of the Company. On
January 20, 1999, Mr. Newmin was elected Chief Executive Officer and Chief Financial Officer of the Company. On January 19, 2000, Mr. Newmin was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newmin served as Corporate Secretary from December 10, 1993 to January 20, 1999. Mr. Newmin also serves as Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and on the Board of two non-profit organizations, the Corporate Directors Forum and
the Corporate Governance Institute.   He was President of HealthAmerica Corp.
which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of The International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets and participated in numerous acquisitions. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Whittaker's Marine Group consisting of Bertram Yacht, Columbia Yacht and Trojan Yacht Corporations. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

                                    - 18 -
===============================================================================

     (5) Charles E. Vandeveer, age 59, was elected to the Board of Directors on March 21, 1997, and is the Company's Executive Vice President.
Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

     (6) Charles H. Werner, age 73, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In
January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors. On August 26, 1998, the Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Werner was one of three Principal Executives of this office, which was discontinued on October 21, 1998. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of
SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

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

                                    - 19 -
===============================================================================

     (8) Kenneth D. Regan, age 58, assumed the position of Executive Vice President, C4I Division in May 2000. Prior to joining SYS, Mr. Regan was Corporate VP for Mergers and Acquisitions of Advanced Communication Systems, Inc., following two years as President of Advanced Communication Systems Services (ACSS) Division. As President of ACSS, he directed and organized the growth of ACSS from a 238 person, $37M annual revenue communications and IT services company to over 1,050 people with an annual revenue of $114M. Prior to becoming President, he served three months as ACS Corporate Vice President for International Development after retiring as a member of the Senior Executive Service (SES) from the Navy. During his 32 year career in the Navy RDT&E community, his roles ranged from hands-on engineering to managing a 600 person, $300M Navy R&D technical department. While President of ACS Services, Mr. Regan played a key role in ACS' largest single acquisition, and other strategic acquisitions, which lead to assuming Corporate M&A responsibilities. As VP for International Development, he successfully established multiple international business relationships. As a Department Head in Navy R&D community for seven years, he successfully directed and expanded a technically excellent, productive organization during a time of reduced budgets and directed mission purification and base closures. Mr. Regan received his Bachelors Degree in Electronic Engineering from Colorado State University in 1965.

     (9) William P. Wilund, age 54, is currently a Senior Program Manager in the Oxnard office. Mr. Wilund joined SYS in 1996 and has held various management, supervisory and project positions, including Program Manager for the Naval Architecture and Marine Engineering contract. He retired from the United States Navy in 1993 as a Supply Corps Captain and prior to joining the Company held senior management positions in two medium-sized companies.
Mr. Wilund served as Supply Officer of three Navy ships including the USS New Jersey (BB 62) and served in a variety of Program Management and staff positions ashore, including several tours in Washington, D.C. Headquarters Commands. Mr. Wilund holds a Bachelors Degree in Accounting from the University of Idaho and a Masters Degree in Business Administration from the Naval Postgraduate School. He is also a graduate of the Naval War College, the Industrial College of the Armed Forces and the Carnegie Mellon Program for Executives.

OFFICERS OR DIRECTORS RESIGNING OR TERM ENDING IN 2000:

     Mr. Robert D. Mowry resigned from his position as Director of the Company on September 21, 1999.

     Mr. Lawrence L. Kavanau resigned from his position as Director of the Company on January 19, 2000.

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

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Pursuant to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during Fiscal year 2000, its executive officers and directors complied with Section 16(a) requirements.

                                    - 20 -
===============================================================================

ITEM 10. EXECUTIVE COMPENSATION

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 2000 and 1999 for services in all capacities to the CEO and each officer, the sum of whose cash and cash-equivalent forms of remuneration during such years exceeded $100,000, and the remuneration paid during such years to all executive officers as a group (number):
                                             Annual Compensation
Name and Principal              Fiscal
Position                         Year         Salary       Other
-------------------------       ------       --------    --------
Lawrence L. Kavanau (1)          2000        $ 54,740    $  3,500
Chairman

W. Gerald Newmin (2)             2000        $ 60,008       NONE
Chairman, CEO, CFO

Charles E. Vandeveer             2000        $ 95,871    $  6,000
Executive Vice President
                                             --------    --------
All Executive Officers (4) as
a Group                          2000        $292,747    $ 12,500
                                             ========    ========

Lawrence L. Kavanau              1999        $ 86,588    $  6,000
Chairman
                                             --------    --------
All Executive Officers (4) as
a Group                          1999        $265,100    $ 15,000
                                             ========    ========

(1) Lawrence L. Kavanau was the Company's Chairman from July 1, 1999 through January 19, 2000.
(2) W. Gerald Newmin assumed the duties of Chairman on January 19, 2000 in addition to the CEO and CFO duties.

     During Fiscal Year 2000, each Director of the Company (excluding full time executive officers) received a stock option for 12,000 shares of Company common stock (see below for stock option prices) plus approved expenses per month. During the last year, the Board of Directors of the Company held seven Board of Director meetings. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

                                    - 21 -
===============================================================================

     The following is a list of common stock options given to directors and officers as of June 30, 2000:
                                  Grant     # of     Option    Expiration
Name and Title                    Date     shares    Price        Date
----------------------------    --------   -------    ------    ----------
Mowry - Former Director         05/21/97    12,513    $0.47      03/21/04
Anderson - Former Director      11/19/97    12,000    $0.75      11/19/03
Carroll - Former Director       11/19/97    12,000    $0.75      11/19/03
Mowry - Former Director         11/19/97    12,000    $0.75      11/19/03
Newmin - Director               11/19/97    12,000    $0.75      11/19/03
Werner - Director               11/19/97    12,000    $0.75      11/19/03
Wood - Former Director          11/19/97     9,800    $0.75      11/19/03
Anderson - Former Director      09/01/98     5,000    $0.68      09/01/04
Carroll - Former Director       09/01/98     5,000    $0.68      09/01/04
Mowry - Former Director         09/01/98    12,000    $0.68      09/01/04
Newmin - Director               09/01/98     1,645    $0.68      09/01/04
Werner - Director               09/01/98    12,000    $0.68      09/01/04
Wood - Former Director          09/01/98     5,000    $0.68      09/01/04
Harasty - Director              09/01/99     5,387    $0.625     09/01/05
Maxwell - Director              09/01/99     9,300    $0.625     09/01/05
Mowry - Former Director         09/01/99       700    $0.625     09/01/05
Werner - Director               09/01/99    10,000    $0.625     09/01/05
Maxwell -Director               09/21/99    25,000    $1.00      09/21/06
Vandeveer -Director             06/03/98    60,000    $0.71      06/03/03
Fink - Officer                  06/03/98    50,000    $0.71      06/03/03
All other employees             various    246,000    various    various
                                           -------
Total options outstanding                  653,345
                                           =======

                                    - 22 -
===============================================================================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (as of
June 30, 2000)(Source of Information:  Records of the Company's Transfer Agent,
and reports and information available to the Company as disclosed through the
Company's inquiries.)  The following list of common stock holdings does include outstanding stock options:
                                                Amount and Nature      Percent
   Title            Name and Address of           of Beneficial        of Class
  of Class           Beneficial Owner               Owner (1)            (2)
------------   ----------------------------    -------------------     --------
Common Stock   Charles H. Werner               731,566 (3)              22.9%
Without Par    P.O. Box 1966
Value          Rancho Santa Fe, CA  92067

               Lawrence L. Kavanau             298,189 (Direct)         14.6%
               3320-140 Caminito East Bluff    162,333 (As Trustee
               La Jolla, CA  92037             or Executor, With
                                                 Voting Rights)

               W. Gerald Newmin                285,324 (4)               9.0%
               48 Admiralty Cross
               Coronado, CA  92118

               Charles E. Vandeveer            179,616 (5)               5.6%
               8203 Tiara Street
               Ventura, CA  93004

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's
     Common Stock, except as set forth herein.

(2) A total of 3,162,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)  The following stock options of Mr. Werner are included in the stock total:
     (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share;
     (2) granted 9/1/98, 12,000 shares, option price of $0.68 per share and
     (3) granted 9/1/99, 10,000 shares, option price of $0.625 per share.
     Mr. Werner has a total of 34,000 shares that may be purchased through stock options. The total shown here includes these stock options.

(4)  The following stock options of Mr. Newmin are included in the stock total:
     (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share and
     (2) granted 9/1/98, 1,645 shares, option price of $0.68 per share.
     Mr. Newmin has a total of 13,645 shares that may be purchased through stock options. The total shown here includes these stock options.

(5) The following stock option of Mr. Vandeveer is included in the stock total: (1) granted 6/3/98, 60,000 shares, option price of $0.71 per share. The total shown here includes these stock options.

                                    - 23 -
===============================================================================

        (b)  Security Ownership of Management (as of June 30, 2000) (Source of
Information:  Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.)  The following list of common stock holdings does include outstanding stock options:
                                                Amount and Nature      Percent
   Title            Name and Address of           of Beneficial        of Class
  of Class           Beneficial Owner               Owner (1)            (2)
------------   ----------------------------    -------------------     --------
Common Stock   Charles H. Werner                  731,566 (3)           22.9%
Without Par    (Director)
Value
               W. Gerald Newmin                   285,324 (4)            9.0%
               (Chairman, CEO, CFO)

               Charles E. Vandeveer               179,616 (5)            5.6%
               (Director,
               Executive Vice President)

               Michael W. Fink                     96,980 (6)            3.0%
               (Vice President, Finance
               and Administration)

               Kameron W. Maxwell                  34,000 (7)            1.1%
               (Director)

               Zoltan A. Harasty                   32,294 (8)            1.0%
               (Director)

               All Directors and                1,359,780 (9)           40.5%
               Officers as a Group

(1) To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

(2) A total of 3,162,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)  The following stock options of Mr. Werner are included in the stock total:
     (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share;
     (2) granted 9/1/98, 12,000 shares, option price of $0.68 per share and
     (3) granted 9/1/99, 10,000 shares, option price of $0.625 per share.
     Mr. Werner has a total of 34,000 shares that may be purchased through stock options. The total shown here includes these stock options.

(4)  The following stock options of Mr. Newmin are included in the stock total:
     (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share and
     (2) granted 9/1/98, 1,645 shares, option price of $0.68 per share.
     Mr. Newmin has a total of 13,645 shares that may be purchased through stock options. The total shown here includes these stock options.

(5) The following stock option of Mr. Vandeveer is included in the stock total: (1) granted 6/3/98, 60,000 shares, option price of $0.71 per share. The total shown here includes these stock options.

(6)  The following stock option of Mr. Fink is included in the stock total:
     (1) granted 6/3/98, 50,000 shares, option price of $0.71 per share. The total shown here includes these stock options.

(7) The following stock options of Mr. Maxwell are included in the stock total: (1) granted 9/1/99, 9,300 shares, option price of $0.625 per share and (2) granted 9/21/99, 25,000 shares, option price of $1.00 per share. Mr. Maxwell has a total of 34,300 shares that may be purchased through stock options. The total shown here includes these stock options.

(8)  The following stock option of Mr. Harasty is included in the stock total:
     (1) granted 9/1/99, 5,387 shares, option price of $0.625 per share.
     The total shown here includes these stock options.

(9) Current officers and directors hold a total of 197,332 stock options. The total shown here includes these stock options.

                                    - 24 -
===============================================================================

     No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $0.50 par value, or Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

        (c)  Changes in Control.  None


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 2000, the Board of Directors granted stock purchase options to four outside directors exercisable at $0.625 per share.
One new director, Mr. Kameron Maxwell, also received a stock option for 25,000 shares at $1.00 per share with vesting over five years. Some of these purchase options contain certain buyback provisions which become effective in the event of termination of directorship.

     At the November 19, 1997 Board of Directors meeting, the board approved stock options for all outside directors in lieu of cash compensation for board meeting attendance. Effective September 1, 1997, outside directors were to receive stock options for 12,000 shares of the Company's common stock as annual compensation at $0.75 per share. There are outstanding stock options for 69,800 common shares for the period of September 1, 1997 to August 31, 1998. Under the same policy, for the period from September 1, 1998 through August 31, 1999, stock options for 40,645 common shares at $0.68 per share are owed to outside directors. Under the same policy, for the period from September 1, 1999 through June 30, 2000, stock options for 25,387 common shares at $0.625 per share are owed to outside directors.

     Effective September 21, 1999, the Board of Directors elected Mr. Kameron
W. Maxwell to fill the Board of Directors vacancy created by Mr. Robert D. Mowry's resignation. Also effective September 21, 1999, the Company entered into a Consulting Agreement and Amendment to Prior Understanding (the "Agreement") with Mowry.

     Effective September 24, 1999, the Board of Directors agreed to replace the Big Canyon Investments, Inc. (BCI)/UniPrise debt with a Secured Negotiable Promissory Note (the "Note") for $179,000 from Mowry and BCI. The Note was secured by certain third party receivables, Mowry's personal guarantee and common stock of the Company held or controlled by Mowry. The Note accrued interest at 10% per annum and principal and interest were due on December 31, 1999. As of January 1, 2000, the Note was in default and the Company foreclosed on February 23, 2000 on the 124,000 shares of Company common stock held as collateral. Pursuant to the Agreement, Mowry has an option to purchase 124,000 shares of common stock for one dollar per share through June 30, 2001.

                                    - 25 -
===============================================================================

     Effective January 1, 2000, the Company entered into a new Secured Negotiable Promissory Note (the "New Note") with Mowry and BCI for $55,000.
The New Note is for the remaining balance of the Note ($179,000 - $124,000 = $55,000). The New Note is secured by the SEI receivables and Mowry's personal guarantee. The New Note accrues interest at 10% per annum and principal and interest was due on June 30, 2000. The Company and Mowry have extended the New Note through June 30, 2001. Mowry is no longer an affiliate of the Company.The Company added an employee stock ownership plan to its existing 401(k) plan, thus creating the SYS 401(k) Employee Stock Ownership Plan and Trust Agreement (the "Plan"). Effective January 1, 2000, instead of the matching cash contribution the Company had been giving to the employees through the 401(k), the Company will now contribute Company stock to the employees through the Plan.

     At the Annual Board of Directors Meeting on January 19, 2000, which was held subsequent to the Annual Shareholders Meeting, Mr. Lawrence L. Kavanau resigned his seat on the Board of Directors effective at the conclusion of the meeting. The Board of Directors elected Mr. Zoltan A. Harasty to fill the Board of Directors vacancy created by Mr. Kavanau's resignation.

     On February 4, 2000, the Company signed a Joint Venture Agreement with LaRRK Digital, Inc. (LaRRK). LaRRK assists its customers to identify, develop, internally deploy and/or sell their intellectual property through the creation of knowledge management strategies and sales programs. LaRRK uses software and internet technologies to accomplish these goals. The Company agreed to loan LaRRK $60,000. The Company has certain rights, which includes trading the LaRRK note receivable for a one third interest in LaRRK. The Company and LaRRK have entered into discussions on a more definitive agreement.

     The Company reported on form 8-K on March 14 and July 28, 2000 about the Company's intent to purchase all of the shares of Systems Integration & Research, Inc. The Company has been informed by the counsel for Systems Integration & Research, Inc., an Arlington, Virginia based defense contractor, that they are no longer interested in being acquired by the Company.

     With regards to all transactions disclosed in this section, the Company did not incur any expenses, discounts, commissions or finders' fees. These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and are therefore exempt from Section 5 of the same Act.

                                    - 26 -
===============================================================================

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

              1.9 Election of Chairman of the Board and Acting Chief Executive Officer filed on Form 8-K on August 1, 1997, and is incorporated by this reference.

              1.10 An Action of the Holders of a Majority of the Shares Outstanding by Written Consent in Lieu of a Meeting of SYS to approve an amendment to the Company's Articles of Incorporation filed on Form 8-K on October 28, 1997, and is incorporated by this reference.

              1.11 Announcement to terminate prior discussions and understandings to the proposed formation of a new service business filed on Form 8-K on May 28, 1998, and is incorporated by this reference.

              1.12 Announcement of the Signing of a Letter of Intent to acquire all of the shares of Systems Integration & Research, Inc. (SIR) filed on Form 8-K on March 14, 2000, and is incorporated by this reference.

              1.13 Further disclosure on the proposed acquisition of SIR filed on Form 8-K on July 28, 2000, and is incorporated by this reference.

         (b)  Exhibits to this Form 10-KSB are listed in subsection (1) above.

         (c)  None

                                    - 27 -
===============================================================================

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By: /s/ W. Gerald Newmin                                       Date:  10/6/00
        ----------------                                              -------
        W. GERALD NEWMIN
        Chief Executive Officer and
        Chief Financial Officer

By: /s/ Michael W. Fink                                        Date:  10/6/00
        ----------------                                              -------
        Michael W. Fink
        Vice President, Finance and
        Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ W. Gerald Newmin                                       Date:  10/6/00
        ----------------                                              -------
        W. GERALD NEWMIN
        Chairman
By: /s/ Zoltan A. Harasty                                      Date:  10/6/00
        ----------------                                              -------
        ZOLTAN A. HARASTY
        Director

By: /s/ Kameron W. Maxwell                                     Date:  10/6/00
        ----------------                                              -------
        KAMERON W. MAXWELL
        Director

By: /s/ Charles E. Vandeveer                                   Date:  10/6/00
        ----------------                                              -------
        CHARLES E. VANDEVEER
        Director

By: /s/ Charles H. Werner                                       Date: 10/6/00
        ----------------                                              -------
        CHARLES H. WERNER
        Director

                                    - 28 -
===============================================================================

                        INDEX TO FINANCIAL STATEMENTS
                        -----------------------------
                                                                      PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . .  F- 2

BALANCE SHEETS
     JUNE 30, 2000 AND 1999  . . . . . . . . . . . . . . . . . . . .  F- 3

STATEMENTS OF INCOME
     YEARS ENDED JUNE 30, 2000 AND 1999  . . . . . . . . . . . . . .  F- 4

STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED JUNE 30, 2000 AND 1999  . . . . . . . . . . . . . .  F- 5

STATEMENTS OF CASH FLOWS
     YEARS ENDED JUNE 30, 2000 AND 1999  . . . . . . . . . . . . . .  F- 6

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . .  F- 7/17

                          *            *            *

                                     F- 1
===============================================================================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SYS


We have audited the accompanying balance sheets of SYS as of June 30, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYS as of June 30, 2000 and 1999, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ J.H. Cohn LLP
                                       -----------------
                                           J.H. Cohn LLP

San Diego, California
September 15, 2000

                                     F- 2
===============================================================================

                                     SYS
                                BALANCE SHEETS
                            JUNE 30, 2000 AND 1999

                                                     2000             1999
                                                 ------------     ------------
                     ASSETS
Current assets:
  Cash                                           $    310,644     $    343,205
  Contract receivables, net of allowance
    for doubtful accounts of $26,000                1,292,040        1,449,204
  Other receivables                                    51,779          124,924
  Deferred tax assets                                  69,000           72,000
  Other current assets                                100,265           38,817
                                                 ------------     ------------
    Total current assets                            1,823,728        2,028,150

Furniture and equipment, less accumulated
  depreciation and amortization of
  $494,653 and $408,095                               235,126          240,606
Other assets                                           14,944           16,532
                                                 ------------     ------------
         Totals                                  $  2,073,798     $  2,285,288
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $    150,375     $    392,767
  Accrued payroll and related taxes                   285,268          330,212
  Income taxes payable                                125,292          128,682
  Other accrued liabilities                            21,398           35,112
  Current portion of notes payable                     38,799           90,391
  Current portion of capital lease obligations         13,296           11,738
                                                 ------------     ------------
    Total current liabilities                         634,428          988,902

Notes payable, net of current portion                  76,743           10,900
Capital lease obligations, net of current portion      30,941           43,921
Deferred tax liabilities                               36,000           22,000
                                                 ------------     ------------
         Total liabilities                            778,112        1,065,723
                                                 ------------     ------------

Commitments and contingencies

Stockholders' equity:
  4% convertible preferred stock, $.50 par value;
    250,000 shares authorized; 110,000 shares
    issued and outstanding                             55,000           55,000
  9% convertible preference stock, $1.00 par
    value; 2,000,000 shares authorized;
    69,781 Series B shares issued and outstanding      69,781           69,781
  Common stock, no par value; 12,000,000 shares
    authorized; 3,162,732 and 3,236,732 shares
    issued and outstanding                            524,732          493,644
  Unearned ESOP compensation                          (84,923)            -
  Retained earnings                                   731,096          601,140
                                                 ------------     ------------
    Total stockholders' equity                      1,295,686        1,219,565
                                                 ------------     ------------
         Totals                                  $  2,073,798     $  2,285,288
                                                 ============     ============

                      SEE NOTES TO FINANCIAL STATEMENTS.

                                     F- 3
===============================================================================

                                     SYS
                             STATEMENTS OF INCOME
                      YEARS ENDED JUNE 30, 2000 AND 1999

                                                     2000             1999
                                                 ------------     ------------
Contract revenues                                $  7,486,401     $  7,898,628
                                                 ------------     ------------

Costs and expenses:
  Contract costs                                    6,295,528        6,577,434
  General and administrative expenses                 758,224          871,199
                                                 ------------     ------------
    Totals                                          7,053,752        7,448,633
                                                 ------------     ------------

Income from operations                                432,649          449,995
                                                 ------------     ------------

Other (income) expense:
  Interest income                                     (15,040)          (9,152)
  Interest expense                                     15,336           26,501
  Loss on sale and disposition of equipment               358            4,554
                                                 ------------     ------------
    Totals                                                654           21,903
                                                 ------------     ------------

Income before income taxes                            431,995          428,092

Provision for income taxes                            192,700          134,100
                                                 ------------     ------------

Net income                                            239,295          293,992

Preferred dividends requirements                        8,480            8,480
                                                 ------------     ------------

Net income applicable to common stock            $    230,815     $    285,512
                                                 ============     ============

Basic net earnings per common share              $       .07      $       .09
                                                 ============     ============

Diluted net earnings per common share            $       .07      $       .09
                                                 ============     ============

                      SEE NOTES TO FINANCIAL STATEMENTS.

                                     F- 4
===============================================================================

                                     SYS
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 2000 AND 1999

                                                    Convertible
                                Convertible           Series B
                              Preferred Stock     Preference Stock       Common Stock       Unearned
                              -----------------   ----------------   --------------------     ESOP      Retained
                              Shares    Amount    Shares   Amount     Shares      Amount  Compensation  Earnings     Total
                              -------   -------   ------   -------   ---------   --------   ---------   --------   ----------
                                                                     C>
Balance, July 1, 1998         110,000   $55,000   70,645   $70,645   3,148,518   $450,969        -      $315,751   $  892,365

Issuance of common stock
  for services                                                          50,000     36,000                              36,000

Issuance of common stock
  upon exercise of
  stock options                                                         36,486      5,811                               5,811

Cash dividends on 4%
  convertible preferred stock                                                                             (2,200)      (2,200)

Cash dividends on 9%
  convertible Series B
  preference stock                                                                                        (6,403)      (6,403)

Conversion of 9% convertible
  Series B preference stock
  into common stock                                 (864)     (864)      1,728        864

Net income                                                                                               293,992      293,992
                              -------   -------   ------   -------   ---------   --------   ---------   --------   ----------

Balance, June 30, 1999        110,000    55,000   69,781    69,781   3,236,732    493,644                601,140    1,219,565

Issuance of common stock
  for cash                                                              50,000     50,000                              50,000

Cash dividends on 4%
  convertible preferred stock                                                                             (2,200)      (2,200)

Cash dividends on 9%
  convertible Series B
  preference stock                                                                                       (15,691)     (15,691)

Purchase of 130,060 unearned
  ESOP shares                                                                               $(130,060)               (130,060)

Release of 45,137 ESOP
  shares for compensation                                                                      45,137                  45,137

Shares returned in exchange
  for cancellation of
  receivable and issuance of
  stock options                                                       (124,000)   (18,912)               (91,448)    (110,360)

Net income                                                                                               239,295      239,295
                              -------   -------   ------   -------   ---------   --------   ---------   --------   ----------

Balance, June 30, 2000        110,000   $55,000   69,781   $69,781   3,162,732   $524,732   $ (84,923)  $731,096   $1,295,686
                              =======   =======   ======   =======   =========   ========   =========   ========   ==========

                      SEE NOTES TO FINANCIAL STATEMENTS.

                                     F- 5
===============================================================================

                                     SYS
                           STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 2000 AND 1999

                                                     2000             1999
                                                 ------------     ------------
Operating activities:
  Net income                                     $    239,295     $    293,992
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     87,193           69,554
     Loss on sale and disposition of equipment            358            4,554
     Issuance of common stock and options
       for services and compensation                   13,640           36,000
     Release of ESOP shares for compensation           45,137             -
     Deferred tax provision (credit)                   17,000          (50,000)
     Changes in operating assets
       and liabilities:
       Contract receivables                           157,164         (263,926)
       Other receivables                              (50,855)         114,385
       Other current assets                           (61,448)          60,821
       Other assets                                     1,588             -
       Accounts payable                              (242,392)          74,841
       Accrued payroll and related taxes              (44,944)          77,108
       Income taxes payable                            (3,390)         128,682
       Other accrued liabilities                      (13,714)          15,954
                                                 ------------     ------------
         Net cash provided by
           operating activities                       144,632          561,965
                                                 ------------     ------------

Investing activities:
  Acquisition of furniture and equipment              (85,864)         (68,145)
  Proceeds from sale of equipment                       3,793              300
  Purchase of unearned ESOP shares                   (130,060)            -
                                                 ------------     ------------
         Net cash used in investing activities       (212,131)         (67,845)
                                                 ------------     ------------

Financing activities:
  Net line of credit borrowings                          -            (118,798)
  Proceeds from notes payable                         107,000             -
  Payments of notes payable                           (92,749)         (48,362)
  Payments of capital lease obligations               (11,422)          (9,094)
  Payments of dividends                               (17,891)          (8,603)
  Proceeds from exercise of stock options                -               5,811
  Proceeds from issuance of common stock               50,000             -
                                                 ------------     ------------
         Net cash provided by (used in)
           financing activities                        34,938         (179,046)
                                                 ------------     ------------

Net increase (decrease) in cash                       (32,561)         315,074

Cash, beginning of year                               343,205           28,131
                                                 ------------     ------------

Cash, end of year                                $    310,644     $    343,205
                                                 ============     ============

Supplemental disclosure of cash flow data:
  Interest paid                                  $     15,336     $     36,176
                                                 ============     ============

  Income taxes paid                              $    178,800     $     21,084
                                                 ============     ============

                      SEE NOTES TO FINANCIAL STATEMENTS.

                                     F- 6
===============================================================================

                                     SYS
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

SYS (the "Company") was incorporated in 1966 in the State of California. The Company provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. The Company also provides hardware integration and fabrication services.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION:

Substantially all revenues are derived from contracts with agencies of the U.S. Government. Revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the "DCAA") before final acceptance. Revenues have been recorded at amounts expected to be realized upon final settlement. Anticipated contract losses are recognized in the period in which they are identified.

FURNITURE AND EQUIPMENT:

Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $136,882 and accumulated amortization of $98,240 and $84,874 at June 30, 2000 and 1999, respectively.

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

                                     F- 7
===============================================================================

STOCK OPTIONS:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

EARNINGS PER COMMON SHARE:

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

The following table summarizes the calculation of basic and diluted earnings per common share for each period:
                                                    2000         1999
                                                 ----------   ----------
Numerators:
     Net income (A)                              $  239,295   $  293,992
     Deduct - preferred dividend requirements         8,480        8,480
                                                 ----------   ----------
     Net income applicable to common stock (B)   $  230,815  $   285,512
                                                 ==========   ==========

Denominators:
     Weighted average shares for basic net
       earnings per common share (C)              3,171,743    3,190,103
     Add effects of dilutive securities from
       assumed:
       Conversion of preference stock                  -           1,303
       Exercise of stock options and application
         of treasury stock method                    41,560       16,315
                                                 ----------   ----------
Weighted average shares for diluted net
  earnings per common share (D)                   3,213,303    3,207,721
                                                 ==========   ==========

Basic net earnings per common share (B / C)      $     .07    $     .09
                                                 ==========   ==========

Diluted net earnings per common share (A / D)    $     .07    $     .09
                                                 ==========   ==========

                                     F- 8
===============================================================================

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

RECENT ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board and the Accounting
Standards Executive Committee of the American Institute of
Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended June 30, 2000 and 1999 or that they will have a significant affect at the time they become effective.

RECLASSIFICATIONS:

Certain accounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


NOTE 2 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit to customers. Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution. As of June 30, 2000, cash balances exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $207,334. Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

                                     F- 9
===============================================================================

NOTE 3 - CONTRACT RECEIVABLES:

Contract receivables consist of the following at June 30, 2000 and 1999:
                                                    2000         1999
                                                 ----------   ----------
Amounts billed, less allowance for doubtful
  accounts of $7,000                             $  284,721   $  930,751
Recoverable costs and accrued profit on
  progress completed - not billed                   314,799      129,534
Retentions, due upon completion of contracts        157,653      110,899
Recoverable costs subject to closure of
  contracts - not billed, less allowance
  for doubtful accounts of $19,000                  534,867      278,020
                                                 ----------   ----------

Totals                                           $1,292,040   $1,449,204
                                                 ==========   ==========

At June 30, 2000 recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed in July 2000. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 2000 are expected to be collected in fiscal 2001 and 2002.

Recoverable costs subject to closure of contracts - not billed consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the DCAA approved billing rates. These receivables will be due upon closure of the specific delivery orders or the contracts. The Company does not recognize revenues in excess of the allowable funding limitations on each delivery order or contract.


NOTE 4 - OTHER RECEIVABLES AND RELATED PARTY TRANSACTIONS:

As of June 30, 1999, the Company had noninterest bearing receivables totaling $124,924 from a company (the "Former Affiliate") in which one of the Company's former directors held an ownership interest. The receivable arose primarily from loans to the Former Affiliate and expenses incurred on behalf of the Former Affiliate in connection with the Former Affiliate's efforts to collect certain accounts receivable.

During the period from July 1, 1999 to September 21, 1999, the balance of the receivable from the Former Affiliate had increased to approximately $179,000. On that date, the Company, the Former Affiliate and the former director entered into certain agreements resulting in the resignation of the former director and the issuance of a promissory note by the Former Affiliate and the former director with respect to the payment of the $179,000 balance due to the Company. The note, which had a stated interest rate of 10%, was originally scheduled to mature on December 31, 1999, was guaranteed by the former director and was secured by certain of the Former Affiliate's accounts receivable and 124,000 shares of the Company's common stock owned by the former director.

                                     F- 10
===============================================================================

The note was not repaid on the date due and the Company foreclosed on the 124,000 shares. The shares had a fair value of approximately $124,000 at the time of the foreclosure and, accordingly, the balance due from the Former Affiliate was reduced by that amount. In addition, the Company, the Former Affiliate and the former director entered into certain other agreements resulting in the issuance of a promissory note by the Former Affiliate and the former director with respect to the payment of the remaining $55,000 balance due to the Company and the issuance by the Company of an option for the purchase of 124,000 shares of its common stock by the former director at $1.00 per share (see Note 8). The new note, which also bears interest at 10% and is guaranteed by the former director and secured by certain of the Former Affiliate's accounts receivable, was initially due on June 30, 2000. As of June 30, 2000, the new note had a balance of $51,779 and its due date had been extended to June 30, 2001.


NOTE 5 - LINE OF CREDIT:

At June 30, 2000, the Company had no outstanding borrowings under a $500,000 revolving line of credit provided by a bank which expires on October 15, 2000. Any borrowings under the line of credit will be limited to 80% of qualifying contract receivables, will be collateralized by substantially all of the assets of the Company and will bear interest at 1.5% above a specified prime rate. Among other things, the terms of the line of credit agreement require the Company to maintain certain financial ratios.


NOTE 6 - NOTES PAYABLE:

As of June 30, 2000, the Company had notes payable to a bank with an aggregate principal balance of $115,542. These notes bear interest at effective rates ranging from 10.25% to 10.50%. The terms of the notes require the Company to maintain certain financial ratios. Principal amounts due under these obligations in years subsequent to June 30, 2000 are as follows:

                    Fiscal Year
                      Ending                Amount
                    -----------            --------
                       2001                $ 38,799
                       2002                  40,447
                       2003                  36,296

NOTE 7 - LEASES:

The Company has noncancelable operating leases for its offices which expire at various dates through April 2005. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $242,226 and $203,111 in 2000 and 1999, respectively.

The Company also leased certain computer equipment under capital leases which expire in May 2003.

                                     F- 11
===============================================================================

Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of
June 30, 2000 are as follows:
                                        Operating      Capital
                                         Leases         Leases
                                       -----------     --------
          2001                         $   354,425     $ 18,063
          2002                             382,483       18,063
          2003                             357,594       16,557
          2004                             241,869         -
          2005                             126,752         -
                                       -----------     --------
         Totals                        $ 1,463,123       52,683
                                       ===========
Less amounts representing interest                        8,446
                                                       --------

Present value of minimum lease payments                  44,237
Less current portion                                     13,296
                                                       --------

Long-term portion                                      $ 30,941
                                                       ========

NOTE 8 - STOCKHOLDERS' EQUITY:

CONVERTIBLE PREFERRED STOCK:

The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 2000. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. At
June 30, 2000, there were 110,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $.50 per share plus all accumulated and unpaid dividends.

Cash dividends paid on the preferred stock totaled $2,200 in 2000 and 1999.

                                     F- 12
===============================================================================

CONVERTIBLE PREFERENCE STOCK:

The Company has been authorized to issue up to 2,000,000 shares of preference stock, of which 139,561 shares were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value) and issued in 1996. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock, without any cumulative dividends, had been convertible into two shares of common stock until a maximum of 139,561 common shares had been issued upon conversion of 69,781 shares of preference stock.
During 1999, a total of 864 shares of preference stock were converted into 1,728 shares of common stock, and the maximum number of shares had been converted. Accordingly, 69,781 shares of preference stock remained outstanding as of June 30, 2000 and 1999. Cash dividends paid on the preference stock totaled $15,691 and $6,403, including dividends in arrears of $9,429 and $139 in 2000 and 1999, respectively. At June 30, 2000 and 1999, cumulative dividends in arrears on the preference stock totaled $1,807 and $11,236, respectively. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

INCENTIVE STOCK OPTION AND RESTRICTED STOCK PLAN:

On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan"), which was modified and ratified by the Company's stockholders during 1998. The Plan provides for grants by the Board of Directors of incentive stock options to purchase up to 750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. Restricted stock options for the purchase of 54,387 and 50,645 shares were granted in 2000 and 1999, respectively. Incentive stock options for the purchase of 5,000 and 41,000 shares were granted in 2000 and 1999, respectively. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

OTHER STOCK OPTIONS:

As explained in Note 4, during the year ended June 30, 2000, the Company granted an option that is not covered under the Plan for the purchase of 124,000 shares of its common stock to a former director in connection with the restructuring of the Company's short-term note receivable from the Former Affiliate and the former director. The option is exercisable at $1.00 per share and expires on June 30, 2001. The Company has included a noncash charge of $13,640 in general and administrative expenses based on the estimated fair value of the option at the date of grant. The fair value of the option was determined based on the provisions of SFAS 123 using the Black-Scholes option-pricing model.

                                     F- 13
===============================================================================

ADDITIONAL REQUIRED DISCLOSURES RELATED TO STOCK OPTIONS:

The following table summarizes certain information regarding stock options at June 30, 2000 and 1999:
                                            2000                    1999
                                    --------------------    --------------------
                                                Weighted                Weighted
                                     Shares     Average     Shares      Average
                                    or Price    Exercise   or Price     Exercise
                                    Per Share    Price     Per Share     Price
                                    --------    --------    --------    --------
Options outstanding at
  beginning of year                  492,445       $.71      552,300       $.68

Options granted                      183,387       $.94       91,645       $.66

Options cancelled                    (22,487)      $.56     (115,014)      $.71

Options exercised                                            (36,486)      $.16
                                    --------                --------

Options outstanding at
  end of year                        653,345       $.78      492,445       $.71
                                    ========                ========

Option price range at end of year      $.47                    $.47
                                    to $1.00                 to $.87
Weighted average fair value of
  options granted during the year      $.62                    $.50
                                    ========                ========

The following table summarizes information about stock options outstanding at June 30, 2000, all of which were at fixed prices:
                       Weighted
                      Remaining
       Number        Contractual      Exercise         Options
     Outstanding        Life            Price        Exercisable
     -----------     -----------     -----------     -----------
       12,513         3.9 Years        $  .47          12,513
       61,387         4.1 Years           .63          32,587
       40,645         3.2 Years           .68          40,645
      255,000         3.0 Years           .71         102,000
       69,800         2.5 Years           .75          69,800
       60,000         2.6 Years           .87          40,000
      154,000         4.5 Years          1.00         127,874

At June 30, 2000, the Company was authorized to grant incentive stock options and restricted stock options for the purchase of 394,000 and 165,169 shares of common stock, respectively.

                                     F- 14
===============================================================================

Since the Company has adopted the disclosure-only provisions of SFAS 123 and all of the stock options granted to its employees were granted at the fair market value on the date of grant, no earned or unearned compensatioin cost was recognized in the accompanying financial statements for those stock options. Had compensation cost been determined based on the fair value at the grant date for all awards to employees consistent with the provisions of SFAS 123, the Company's net income and net earnings per common share would have been reduced to the pro forma amounts set forth below:

                                                       2000         1999
                                                    ----------   ----------
     Net income - as reported                       $  239,295   $  293,992
     Net income - pro forma                            170,584      219,816
     Basic and diluted earnings per common share -
          as reported                               $     .07    $     .09
     Basic and diluted earnings per common share -
          pro forma                                 $     .05    $     .07

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the
following weighted-average assumptions:
                                             2000         1999
                                          ----------   ----------
          Dividend yield                       0%           0%
          Expected volatility                 96%          94%
          Risk-free interest rate              6.5%         6.0%
          Expected lives                    5 years      5 years


NOTE 9 - INCOME TAXES:

The provision for income taxes in 2000 and 1999 consists of the following:
                                   2000         1999
                                ----------   ----------
     Current:
          Federal               $  135,700   $  145,300
          State                     40,000       38,800
                                ----------   ----------
                                   175,700      184,100
                                ----------   ----------

     Deferred:
          Federal                   14,200      (40,200)
          State                      2,800       (9,800)
                                ----------   ----------
                                    17,000      (50,000)
                                ----------   ----------

Totals                          $  192,700   $  134,100
                                ==========   ==========

                                     F- 15
===============================================================================

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2000 and 1999 are shown below:
                                                  2000         1999
                                               ----------   ----------
Deferred tax assets due to accrued vacation
  expense and allowance for doubtful accounts  $   69,000   $   72,000

Deferred tax liabilities due to book and tax
  depreciation expense differences                (36,000)     (22,000)
                                               ----------   ----------

       Net deferred tax assets                 $   33,000   $   50,000
                                               ==========   ==========

The expected Federal income tax provision, computed based on the
Company's pre-tax income in 2000 and 1999 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:
                                                  2000         1999
                                               ----------   ----------

Expected tax provision at statutory rates      $  146,900   $  145,500

Decrease resulting from change in valuation
  allowance on net deferred Federal tax assets                 (40,000)

Other                                               3,000         (400)
                                               ----------   ----------

                   Totals                      $  149,900   $  105,100
                                               ==========   ==========


NOTE 10- DEFINED CONTRIBUTION PLANS:

The Company sponsors defined contribution plans for the benefit of those employees that meet the eligibility requirements. During 2000 and 1999, the Company sponsored a deferred savings and profit sharing plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Participating employees make voluntary contributions to the 401(k) Plan. The Company also makes discretionary contributions to the 401(k) Plan. All contributions are subject to certain limits set forth in the Code. The Company had agreed to match 50% of each employee's annual contributions, provided the matching amount did not exceed 3% of the employee's annual compensation. Contributions to the 401(k) Plan by the Company totaled $40,968 and $73,099 in 2000 and 1999, respectively.

On July 1, 1999, the Board of Directors restructured the Company's defined contribution plans and, among other things, established an Employee Stock Ownership Plan (the "ESOP") for the benefit of those employees that meet the eligibility requirements. In addition, the Board of Directors authorized the elimination of the matching contributions to the 401(k) Plan effective as of January 1, 2000.

                                     F- 16
===============================================================================

During 2000, the Board of Directors authorized the Trustee of the ESOP to purchase 130,060 shares of the Company's outstanding common stock (including the purchase of 107,000 shares from one of the Company's directors) for $130,060 or $1.00 per share. The purchase price was based on the estimated fair value of the shares as determined through an independent appraisal. The ESOP financed the purchase of the common stock through loans from the Company bearing interest at 10% that have no specific due dates. The common stock held by the ESOP is released for allocation to the participating employees as contributions are made at the discretion of the Company. The Company accounts for the contributions to the ESOP based on the fair value of the common stock at the time the shares are released and reflects the cost of the unreleased shares as unearned ESOP compensation, which is shown separately as a reduction of stockholders' equity in the balance sheet. The Company charged $45,137 to compensation expense for the fair value of 45,137 shares of common stock released to the ESOP on a discretionary basis for allocation to employees during 2000, and it has reflected the cost of $84,923 for the 84,923 unallocated shares as unearned ESOP compensation in the accompanying balance sheet as of June 30, 2000.


NOTE 11- CONTINGENCIES:

The Company is a party to a legal proceeding. In the opinion of management, this action is routine in nature and will not have any material adverse effect on the Company's financial statements in subsequent years.


NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at June 30, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, contract and other receivables, accounts payable and notes payable. In the opinion of management, (i) cash, contract and other receivables and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and
(ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.


NOTE 13- SUBSEQUENT EVENTS:

During July 2000, the Board of Directors agreed to grant options, effective as of June 30, 2001, to purchase 589,707 shares of common stock to specific employees subject to their ability to meet certain performance standards during the year ending June 30, 2001. These options will not be covered under the Plan (see Note 8).


                          *            *            *

                                     F- 17
===============================================================================