Form 10QSB
period 2000-09-30
SYS
filed 2000-11-14
CIK 96057

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the quarterly period ended        September 30, 2000

[ ]  Transaction Report Under Section 13 or 15(d) of the Securities
     Exchange Act
     For the transition period from                 to

                       Commission File Number   0-4169
                                                ------

                                      SYS
                          --------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

         California                                   95-2467354
         ----------                                   ----------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

        9620 Chesapeake Drive, Suite 201, San Diego, California  92123
        --------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (858) 715-5500
                                --------------
               (Issuer's Telephone Number, Including Area Code)


              ---------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                    Yes  [X]      No  [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,162,732 shares of common stock, without par value, as of October 31, 2000.
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):
                            Yes  [ ]      No  [X]


==============================================================================

                              TABLE OF CONTENTS

                                                                      Page
                                                                     Number
                                                                     ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheet (unaudited)
              September 30, 2000  . . . . . . . . . . . . . . . . . .   3
         Condensed Statements of Income (unaudited)
              Three Months Ended September 30, 2000
              and Three Months Ended September 25, 1999 . . . . . . .   4
         Condensed Statements of Cash Flows (unaudited)
              Three Months Ended September 30, 2000
              and Three Months Ended September 25, 1999 . . . . . . .   5
         Notes to Condensed Financial Statements (unaudited)  . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
         Description of Business  . . . . . . . . . . . . . . . . . .   8
         Results of Operations  . . . . . . . . . . . . . . . . . . .  10
         Liquidity and Capital Resources  . . . . . . . . . . . . . .  10

Item 2a. Factors Which May Affect Future Results  . . . . . . . . . .  11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  14

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .  14

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .  14

Item 4.   Submission of Matters to a Vote of Security Holders . . . .  14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  15

                                    -  2 -
==============================================================================

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      SYS

                           CONDENSED BALANCE SHEET

                                                               September 30,
                                                                   2000
                                                               -------------
                                                                (Unaudited)
ASSETS
Current assets:
     Cash                                                       $    18,000
     Contract receivables, net                                    1,764,000
     Other receivables                                               52,000
     Deferred tax assets                                             33,000
     Other current assets                                            87,000
                                                                -----------
          Total current assets                                    1,954,000

Furniture and equipment, net                                        338,000
Other assets                                                         18,000
                                                                -----------
                                                                $ 2,310,000
                                                                ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank under line of credit                  $   172,000
     Accounts payable                                               116,000
     Accrued payroll and related taxes                              472,000
     Income taxes payable                                            38,000
     Other accrued liabilities                                       10,000
     Current portion of other notes payable                          37,000
     Current portion of capital lease obligations                    13,000
                                                                -----------
          Total current liabilities                                 858,000

Other notes payable, net of current portion                          69,000
Capital lease obligations, net of current portion                    24,000
                                                                -----------
          Total liabilities                                         951,000

Stockholders' equity:
     4% convertible preferred stock; 110,000 shares
          issued and outstanding                                     55,000
     9% convertible preference stock; 69,781 shares
          issued and outstanding                                     70,000
     Common stock; 3,162,732 shares issued and outstanding          525,000
     Unearned ESOP compensation                                     (85,000)
     Retained earnings                                              794,000
                                                                -----------
          Total stockholders' equity                              1,359,000
                                                                -----------
                                                                $ 2,310,000
                                                                ===========

                                    -  3 -
==============================================================================

                                      SYS

                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three months ended
                                              September 30,    September 25,
                                                  2000             1999
                                               -----------      -----------

Contract revenues                              $ 2,234,000      $ 1,703,000

Costs and expenses:
     Contract costs                              1,872,000        1,415,000
     General and administrative                    249,000          205,000
                                               -----------      -----------
          Totals                                 2,121,000        1,620,000

Income from operations                             113,000           83,000

Other (income) expense:
     Interest income                                (2,000)          (2,000)
     Interest expense                                7,000            5,000
                                               -----------      -----------
          Totals                                     5,000            3,000

Income before income taxes                         108,000           80,000

Provision for income taxes                          42,000           15,000
                                               -----------      -----------
Net income                                          66,000           65,000

Dividends on preferred and preference shares         3,000            3,000
                                               -----------      -----------
Net income applicable to common stock               63,000           62,000

Retained earnings at beginning of period           731,000          601,000
                                               -----------      -----------
Retained earnings at end of period             $   794,000      $   663,000
                                               ===========      ===========

Basic earnings per common share                $     0.02       $     0.02
                                               ===========      ===========

Diluted earnings per common share              $     0.02       $     0.02
                                               ===========      ===========

Weighted average number of common shares         3,162,732        3,236,732
                                               ===========      ===========

                                    -  4 -
==============================================================================

                                      SYS

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Three months ended
                                              September 30,    September 25,
                                                  2000             1999
                                               -----------      -----------
Operating activities:
  Net income                                   $    66,000      $    65,000
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                   27,000           14,000
    Changes in operating assets and
    liabilities:
      Contract receivables                        (472,000)         172,000
      Other receivables                                  0          (54,000)
      Other current assets                          13,000          (12,000)
Other assets                                  (3,000)               0
      Accounts payable                             (35,000)        (228,000)
      Accrued payroll and related taxes            187,000          (61,000)
      Income taxes payable                         (87,000)        (102,000)
      Other accrued liabilities                    (11,000)          (9,000)
                                               -----------      -----------
Net cash used in operating activities             (315,000)        (215,000)

Investing activities-acquisition of furniture
   and equipment                                  (130,000)         (13,000)

Financing activities:
   Proceeds from line of credit borrowings       2,201,000           82,000
   Payments on line of credit borrowings        (2,029,000)         (82,000)
   Proceeds from (payments on) other notes
      payable or capital leases                    (17,000)          19,000
   Payments of preference stock dividends           (3,000)          (3,000)
                                               -----------      -----------
Net cash provided by financing activities          152,000           16,000

Net decrease in cash                              (293,000)        (212,000)
Cash at beginning of period                        311,000          343,000
                                               -----------      -----------
Cash at end of period                          $    18,000      $   131,000
                                               ===========      ===========

Supplemental disclosure of cash flow data:
   Interest paid                               $     7,000      $     5,000
   Income taxes paid                           $   131,000      $   128,000

                                    -  5 -
==============================================================================

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of its financial position as of September 30, 2000 and the results of its operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

     Basic net earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period and the numerator is adjusted to eliminate preferred and preference stock dividend requirements.

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:
                                                    Three months ended
                                              September 30,    September 25,
                                                  2000             1999
                                               -----------      -----------
Numerators:
     Net income (A)                            $    66,000      $    65,000
     Deduct - preference dividend requirements       3,000            3,000
                                               -----------      -----------
     Net income applicable to common stock (B) $    63,000      $    62,000

Denominators:
     Weighted average shares for basic net
        earnings per common share (C)            3,162,732        3,236,732
     Add effects of dilutive securities from
        assumed:
        Exercise of stock options                    9,155              101
                                               -----------      -----------
     Weighted average shares for diluted net
        earnings per common share (D)            3,171,887        3,236,833

Basic net earnings per common share (B/C)      $     0.02       $     0.02
                                               ===========      ===========

Diluted net earnings per common share (A/D)    $     0.02       $     0.02
                                               ===========      ===========

                                    -  6 -
==============================================================================

(3) The results of operations for the quarter ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

(4) The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one
(July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

(5) On March 28, 2000, the Company was served notice that it was named in a lawsuit alleging breach of factoring contracts. The Company does not believe it was a party to such contracts and, accordingly, believes it has no liability in this matter. However, at this time, the Company is not able to predict the outcome of this litigation and can provide no assurance that the Company will not incur substantial and protracted litigation costs. See Part II, Item 1 for further details.

(6) The Company maintains a $550,000 revolving credit facility with Scripps Bank which matures on December 5, 2000. The loan is collateralized by all of the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

                                    -  7 -
==============================================================================

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

     The Company currently provides engineering, management and technical consulting services to various agencies of the United States Government and private industry as a prime contractor and as a subcontractor. The specific services provided are primarily in the fields of:

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

     The Company currently has three principal contracts with the U. S. Navy. These prime contracts are Underway Replenishment; Management, Planning, Analytical and Administrative; and Naval Architecture and Marine Engineering.

     The Underway Replenishment (UNREP) Program had its second of three option years exercised on December 1, 1999. This program has accounted for about 15% of the Company's revenue so far in fiscal year 2001. The program provides for in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the AOE 3 and 4 UNREP systems. The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in early 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this navy program in various roles since 1982.

                                    -  8 -
==============================================================================

     The Management, Planning, Analytical and Administrative (MPAA) Program is a continuation of a previous contract and its base year started on February 1, 2000. In addition to the base year, this contract has four option years. This program has accounted for about 48% of the Company's revenue so far in fiscal year 2001. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPAA program has received customer recognition for its high standards of excellence and professionalism.

     The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999. This program has accounted for about 11% of the Company's revenue so far in fiscal year 2001. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company is providing Logistics Engineering Services to the Naval Facilities Engineering Command in support of the Army Navy Literage Procurement Program and a new program for Foreign Military Sales of equipment to the Taiwan government. The navy will not recompete the NAME contract, however, the Company is working with their customers to move the work onto one of the Company's GSA contracts.

     The Company was awarded a three-year subcontract on August 2, 1999 from Santa Barbara Applied Research, Inc. to continue its hazardous materials assessment support to the Naval Air Systems Command. This program has accounted for about 2% of the Company's revenue so far in fiscal year 2001. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

     Washington, D.C. Operations successfully recompeted a five-year subcontract with their prime contractor, Tracor (now BAE Systems), on April 24, 1997. This program has accounted for about 3% of the Company's revenue so far in fiscal year 2001. This will allow continued program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company will add some workload for similar support to the Spanish AEGIS Foreign Military Sales program in fiscal year 2001. The Company also provides other financial management support including case closure processing support to PMS400.

     The Company currently holds an Information Technology General Services Administration (GSA) contract which was modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers and is registered in the GSA Advantage System. The Company also holds a Financial Management Services GSA contract which is presently utilized in the support of the Seabee Logistics Center. The Company is in the process of negotiating a new Professional Engineering Services contract with GSA which is expected to be awarded in the Fall of 2000. This new GSA contract will be utilized by the Company to develop new work in other government agencies as well as our current customer base.

                                    -  9 -
==============================================================================

     The Company's Electronic Records Management (ERM) group continues to bring in additional work. This program has accounted for about 2% of the Company's revenue so far in fiscal year 2001. This new technical capability has served as an entry into the Navy SEABEE Logistics Center providing capability to better address combat readiness of Naval Construction Forces. The Company has won a five-year contract to support the Department of the Interior and a one year contract to provide ERM services to the Minerals Management Service. This division has signed two new contracts, one with the Bureau of Reclamation and the other with the Port Hueneme Division, Naval Surface Warfare Center.

     The Company started its C4I Division in July 2000. "C4I" is the military term for Command, Control, Communication, Computer and Intelligence. This Division is headquartered in San Diego, with a small office near Pensacola, Florida. The new SYS C4I Division will provide top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The initial customer base includes SPAWAR Systems Center San Diego and Program Executive Office Strike Weapons and Unmanned Aviation. Division personnel will work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Battle Center, and other services and Joint Agencies. This Division has accounted for about 15% of the Company's revenue so far in fiscal year 2001.

RESULTS OF OPERATIONS

     The Company revenue for this quarter is more than 31% more than those in the same quarter in FY 2000. The primary reasons for the increase in revenue are the addition of the C4I Division and increased work on the MPAA and NAME contracts.

     Total contract and general and administrative expenses were 95% as a percentage of contract revenue for the first three months of FY 2001 and FY 2000. Interest expense is higher due to the increased use of the Company's credit facility. The reason for the increased use of the credit facility is due to the cash flow demands associated with the growth of the Company.

     Income from operations, as a percentage of revenue, has increased slightly to 5.06% for the first three months of FY 2001 as compared to 4.87% for FY 2000. Net income for the quarter is $66,000 as compared to $65,000 for this quarter in the prior year. The negotiated contract backlog was approximately $3,582,000 at the end of the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had contract receivables (net) of $1,764,000 at the end of the first quarter of FY 2001. For the same quarter in FY 2000, the contract receivables (net) were $1,277,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

     The Company had accounts payable of $116,000 at the end of the first quarter of FY 2001. For the same quarter in FY 2000 the accounts payable were $165,000. The payment status of these accounts payable is current.

                                    - 10 -
==============================================================================

     The outstanding balance on the Company's revolving line of credit with Scripps Bank was $172,000 at the end of the first quarter of FY 2001. At the end of the same period in FY 2000, the line of credit balance was at zero.
The reason for the increased usage of the credit facility was discussed above.

     The Company's primary source of liquidity has been its $500,000 revolving credit facility under a loan agreement with Scripps Bank that was due to mature on October 15, 2000. Scripps extended the revolving credit facility to December 5, 2000 and increased it to $550,000. The loan is collateralized by all of the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime. The Company has entered into discussions with Scripps Bank regarding the annual extension of the credit facility.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year. Long term liquidity depends on the Company's ability to maintain and grow its current business base.

     Several key factors indicating the Company's financial condition include:
                             September 30, 2000        June 30, 2000
                                 ----------             ----------
Current ratio                         2.28                   2.87
Maximum debt to net worth             0.70                   0.60
Net worth                        $1,359,000             $1,296,000
Net working capital              $1,096,000             $1,189,000
Debt to total assets                    41%                    38%
Book value per common share      $    0.39              $    0.37

     These Company trends may be positive, however, there can be no certainty that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.


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

                                    - 11 -
==============================================================================

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

                                    - 12 -
==============================================================================

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

     8. CONTROL BY OFFICERS AND DIRECTORS. As of September 30, 2000, Officers and Directors of the Company own 36.8% or 1,162,748 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

     9.   RECEIVABLE FROM FORMER AFFILIATE.  Big Canyon Investments, Inc.
(BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a former Director of the Company and the Company's former Chairman and Chief Executive Officer (the "Former Affiliate"), entered into an agreement with the Company in which the Company was providing collection services to BCI/UniPrise for certain receivables (the "Receivables"). As of September 30, 2000, the Former Affiliate owed the Company approximately $52,000 for these services. The Former Affiliate's debt has been converted to a note and the Company is no longer providing services to the Former Affiliate. The total of the Receivables is greater than the debt owed to the Company.

                                    - 13 -
==============================================================================

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

                                    - 14 -
==============================================================================

     Effective July 1, 2000, the Board of Directors approved a new compensation plan for the outside directors of the Company. Under the new compensation plan, each outside director will receive $1,000 per Board of Director meeting, in cash or common stock at the discretion of the Company. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. For the Company's first quarter (July through September) the stock option price is $0.88 per share. The stock option price will be reviewed quarterly.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                    - 15 -
==============================================================================

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          SYS
                                       ----------------------------------------
                                                     (Registrant)


Date:     November 10, 2000                      /s/ W. Gerald Newmin
          -----------------            ----------------------------------------
                                                 W. Gerald Newmin
                                                 Chief Executive Officer

                                    - 15 -
==============================================================================