Form 10QSB
period 2000-12-30
SYS
filed 2001-02-13
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-QSB


(Mark One)

 X   Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
---  Act of 1934
          For the quarterly period ended        December 30, 2000
                                                -----------------

     Transaction Report Under Section 13 or 15(d) of the Securities --- Exchange Act
          For the transition period from                to

                     Commission File Number    000-04169
                                               ---------

                                      SYS
-------------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

              California                            95-2467354
     -----------------------------          ------------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

          9620 Chesapeake Drive, Suite 201, San Diego, California  92123
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,162,732 shares of common stock, without par value, as of January 31, 2001.
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

                            Yes          No   X
                                -----       -----

===============================================================================

                              TABLE OF CONTENTS

                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Condensed Balance Sheet (unaudited)
                  December 30, 2000 . . . . . . . . . . . . . . . . . . .    3
               Condensed Statements of Income (unaudited)
                  Three Months and Six Months Ended December 30, 2000
                  and Three Months and Six Months Ended December 25, 1999    4
               Condensed Statements of Cash Flows (unaudited)
                  Six Months Ended December 30, 2000
                  and Six Months Ended December 25, 1999  . . . . . . . .    5
               Notes to Condensed Financial Statements (unaudited)  . . .    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
               Description of Business  . . . . . . . . . . . . . . . . .    8
               Results of Operations  . . . . . . . . . . . . . . . . . .   10
               Liquidity and Capital Resources  . . . . . . . . . . . . .   11

     Item 2a.  Factors Which May Affect Future Results  . . . . . . . . .   12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .   15

     Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . .   15

     Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . .   15

     Item 4.   Submission of Matters to a Vote of Security Holders  . . .   15

     Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . .   15

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   16

                                    -  2 -
===============================================================================

                                    PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                                     SYS

                           CONDENSED BALANCE SHEET

                                                                  Dec. 30, 2000
                                                                  -------------
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash                                                          $    8,000
     Contract receivables, net                                      2,211,000
     Other receivables                                                 34,000
     Deferred tax assets                                               33,000
     Other current assets                                             101,000
          Total current assets                                      2,387,000
Furniture and equipment, net                                          326,000
Other assets                                                           76,000
                                                                   ----------
                                                                   $2,789,000
                                                                   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities::
     Note payable to bank under line of credit                     $  676,000
     Accounts payable                                                 116,000
     Accrued payroll and related taxes                                326,000
     Income taxes payable                                              34,000
     Other accrued liabilities                                         13,000
     Current portion of other notes payable                            42,000
     Current portion of capital lease obligations                      13,000
          Total current liabilities                                 1,220,000
Other notes payable, net of current portion                            76,000
Capital lease obligations, net of current portion                      16,000
          Total liabilities                                         1,312,000

Stockholders' equity:
     4% convertible preferred stock, $0.50 par value;
        250,000 shares authorized; 110,000 shares
        issued and outstanding                                         55,000
     9% convertible preference stock, $1.00 par value;
        2,000,000 shares authorized; 69,781 shares
        issued and outstanding                                         70,000
     Common stock, no par value; 12,000,000 shares authorized;
        3,162,732 shares issued and outstanding                       525,000
     Unearned ESOP compensation                                       (60,000)
     Retained earnings                                                887,000
          Total stockholders' equity                                1,477,000
                                                                   ----------
                                                                   $2,789,000
                                                                   ==========

                                    -  3 -
===============================================================================

                                     SYS

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (Unaudited)

                                  Three months ended       Six months ended
                                 December    December    December    December
                                    30,         25,         30,         25,
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Contract revenues               $2,455,000  $1,725,000  $4,689,000  $3,428,000

Costs and expenses:
Contract costs                   2,013,000   1,428,000   3,885,000   2,843,000
General and administrative         273,000     225,000     522,000     430,000
                                 2,286,000   1,653,000   4,407,000   3,273,000

Income from operations             169,000      72,000     282,000     155,000

Other (income) expenses:
Interest income                     (4,000)     (1,000)     (6,000)     (3,000)
Interest expense                    12,000       1,000      19,000       6,000
                                     8,000           0      13,000       3,000

Income before income taxes         161,000      72,000     269,000     152,000

Provision for income taxes          67,000      24,000     109,000      39,000

Net income                          94,000      48,000     160,000     113,000

Dividends on preferred shares        1,000       1,000       4,000       4,000

Net income applicable to
     common stock                   93,000      47,000     156,000     109,000

Retained earnings at beginning
     of period                     794,000     663,000     731,000     601,000

Retained earnings at end
     of period                  $  887,000  $  710,000  $  887,000  $  710,000

Basic earnings per common share    $  0.03     $  0.01     $  0.05     $  0.03

Diluted earnings per common
     share                         $  0.03     $  0.01     $  0.05     $  0.03
                                ==========  ==========  ==========  ==========

                                    -  4 -
===============================================================================

                                     SYS

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six months ended
                                                        December     December
                                                           30,          25,
                                                          2000         1999
                                                       ----------   ----------
Operating activities:
   Net income                                          $  160,000   $  113,000
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                        59,000       41,000
      Release of ESOP shares for compensation              25,000            0
      Changes in operating assets and liabilities:
         Contract receivables                            (919,000)     143,000
         Other receivables                                 18,000      (54,000)
         Other current assets                              (1,000)     (24,000)
         Other assets                                     (61,000)     (18,000)
         Accounts payable                                 (35,000)    (298,000)
         Accrued payroll and related taxes                 41,000      (32,000)
         Income taxes payable                             (91,000)    (126,000)
         Other accrued liabilities                         (8,000)     (26,000)
Net cash used in operating activities                    (812,000)    (281,000)

Investing activities-acquisition of furniture and
   equipment                                             (150,000)     (48,000)

Financing activities:
   Net line of credit borrowings                          676,000       26,000
   Payments on other notes payable or capital leases      (13,000)     (28,000)
   Payments of dividends                                   (4,000)      (4,000)

Net cash provided by (used in) financing activities       659,000       (6,000)

Net decrease in cash                                     (303,000)    (335,000)
Cash at beginning of period                               311,000      343,000

Cash at end of period                                  $    8,000   $    8,000
                                                       ==========   ==========

Supplemental disclosure of cash flow data:
  Interest paid                                        $   19,000   $    6,000
  Income taxes paid                                    $  200,000   $  178,000

                                    -  5 -
===============================================================================

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of its financial position as of December 30, 2000 and the results of its operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended
June 30, 2000.

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

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:
                                   Three months ended       Six months ended
                                  December    December    December    December
                                     30,         25,         30,         25,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
Numerators:
   Net income (A)                $   94,000  $   48,000  $  160,000  $  113,000
   Deduct - preferred and
      preference dividend
      requirements                    1,000       1,000       4,000       4,000

   Net income applicable to
      common stock (B)           $   93,000  $   47,000  $  156,000  $  109,000


Denominators:
   Weighted average shares for
      basic net earnings
      per common share (C)        3,162,732   3,236,732   3,162,732   3,236,732
   Add effects of dilutive
      securities from assumed:
      Exercise of stock options       5,144       3,444       6,669       3,444

   Weighted average shares for
      diluted net earnings
      per common share (D)        3,167,876   3,240,176   3,169,401   3,240,176

Basic net earnings
   per common share (B/C)        $    0.03   $    0.01   $    0.05   $    0.03

Diluted net earnings
   per common share (B/D)        $    0.03   $    0.01   $    0.05   $    0.03
                                 ==========  ==========  ==========  ==========

                                    -  6 -
===============================================================================

(3) The results of operations for the quarter ended December 30, 2000, are not necessarily indicative of the results to be expected for the full year.

(4) The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.


(5) As previously disclosed, on March 28, 2000, the Company was served notice that it was named as a defendant in a lawsuit alleging breach of factoring contracts. On December 8, 2000, the United States District Court, Central District of California, dismissed the complaint. The plaintiffs have appealed the case.

(6) The Company maintains an $850,000 revolving credit facility with Scripps Bank which matures on October 15, 2001. The loan is collateralized by all of the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime.

(7) On December 22, 2000, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Paragon Systems, Inc.

                                    -  7 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

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

Description of Business
-----------------------

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

     The Company currently has three principal contracts with the U. S. Navy. These prime contracts are Underway Replenishment; Management, Planning, Analytical and Administrative; and Naval Architecture and Marine Engineering. The Company also has three contracts with the U. S. General Services Administration (GSA). These prime contracts are Information Technologies, Financial Management Services, and Professional Engineering Services.

     The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000. This program has accounted for about
14% of the Company's revenue so far in fiscal year 2001. The program provides for in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the UNREP systems to Navy Standard on the AOE 3 and 4.
The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in late 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this navy program in various roles since 1982.

                                    -  8 -
===============================================================================

     The Management, Planning, Analytical and Administrative (MPAA) Program had its first of four option years exercised on February 1, 2001. This program has accounted for about 46% of the Company's revenue so far in fiscal year 2001. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPAA program has received customer recognition for its high standards of excellence and professionalism. The government has rated the Company performance as outstanding for the base year of the contract.

     The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999. This program has accounted for about 12% of the Company's revenue so far in fiscal year 2001. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company is providing Logistics Engineering Services to the Naval Facilities Engineering Command in support of the Army Navy Literage Procurement Program and a new program for Foreign Military Sales of equipment to the Taiwan government. The navy will not recompete the NAME contract, however, the Company is working with their customers to move the work onto one of the Company's GSA contracts.

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

     The Company's Washington, D.C. Operation was awarded a five-year subcontract on April 24, 1997 from Tracor (now BAE Systems). This program has accounted for about 3% of the Company's revenue so far in fiscal year 2001. This contract provides program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company will add some workload for similar support to the Spanish AEGIS Foreign Military Sales program in fiscal year 2001. The Company also provides other financial management support including case closure processing support to PMS400.

     The Company currently holds an Information Technology General Services Administration (GSA) contract which was modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers and is registered in the GSA Advantage System. The Company also holds a Financial Management Services GSA contract which is presently utilized in the support of the Seabee Logistics Center. In January of 2001, the Company was awarded a new Professional Engineering Services contract with GSA. This new GSA contract will be utilized by the Company to develop new work in other government agencies as well as our current customer base.

                                    -  9 -
===============================================================================

     The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces.
The Company has won a five-year contract to support the Bureau of Reclamation
(BOR) and two one year contracts to provide Electronic Records Management (ERM) services to the BOR, Minerals Management Service. The Company has signed a new one year contract to support the NAVFAC Information and Technology Center for data warehousing and retrieval services.

     The Company started a new operations base located in San Diego (San Diego Operations) in July 2000 that specializes in C4I work areas. The military term "C4I" stands for Command, Control, Communication, Computer and Intelligence. San Diego Operations is providing top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The initial customer base includes SPAWAR Systems Center San Diego and Program Executive Office Strike Weapons and Unmanned Aviation. San Diego Operations personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Battle Center, and other services and Joint Agencies. San Diego Operations has accounted for about 16% of the Company's revenue so far in fiscal year 2001.

Results of Operations
---------------------

     The Company revenue for this quarter is more than 42% more than those in the same quarter in FY 2000. For the first six months of FY 2001, revenue increased by about 37% over the prior year's same period. The primary reasons for the increase in revenue are the addition of the C4I Division and increased work on the MPAA and NAME contracts. Revenue in the second quarter of FY 2001 was almost 10% higher than the first quarter of the year.

     Total contract and general and administrative expenses were 94% and 95% as a percentage of contract revenue for the six months ended of FY 2001 and FY 2000. Interest expense is higher due to the increased use of the Company's credit facility. The reason for the increased use of the credit facility is due to the cash flow demands associated with the growth of the Company.

     The Company income from operations for this quarter is about 135% more than those in the same quarter in FY 2000. For the first six months of FY 2001, income from operations increased by about 82% over the prior year's same period. Net income for the quarter is $94,000 as compared to $48,000 for this quarter in the prior year, a 96% increase. For the first six months of FY 2001, net income increased by about 42% over the prior year's same period. While the Company's net income increased dramatically in the second quarter of FY 2001, there can be no assurance that the Company will continue to record increased profits or otherwise sustain this level of net income in the future. The negotiated contract backlog was approximately $4,606,000 at the end of the second quarter, a 29% increase over the first quarter's backlog.

                                    - 10 -
===============================================================================

Liquidity and Capital Resources
-------------------------------

     The Company had contract receivables (net) of $2,211,000 at the end of the second quarter of FY 2001. For the same quarter in FY 2000, the contract receivables (net) were $1,292,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

     The Company had accounts payable of $116,000 at the end of the second quarter of FY 2001. For the same quarter in FY 2000 the accounts payable were $151,000. The payment status of these accounts payable is current.

     The outstanding balance on the Company's revolving line of credit with Scripps Bank was $676,000 at the end of the second quarter of FY 2001.
At the end of the same period in FY 2000, the line of credit balance was at zero. The reason for the increased usage of the credit facility was due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

     Subsequent to December 30, the Company was successful in collecting substantially all of the past due receivables. When these past due receivables were combined with the Company's normal collections, the line of credit was paid down to zero. The Company continues to use the line of credit for cash flow purposes.

     The Company's primary source of liquidity is its $850,000 revolving credit facility under a loan agreement with Scripps Bank that is due to mature on October 15, 2001. The loan is collateralized by all of the Company's assets including contract receivables. Scripps advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Scripps charges an interest rate of 1.5% over prime. The Company is within all financial covenants of the loan agreement.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Scripps Bank to finance its operating and capital requirements through at least the current fiscal year. Long term liquidity depends on the Company's ability to maintain and grow its current business base.

     Several key factors indicating the Company's financial condition include:
                                        December 30, 2000     June 30, 2000
                                           ----------           ----------
     Current ratio                              1.96                 2.87
     Maximum debt to net worth                  0.89                 0.60
     Net worth                             $1,477,000           $1,296,000
     Net working capital                   $1,167,000           $1,189,000
     Debt to total assets                         47%                  38%
     Book value per common share           $    0.43            $    0.37

     These Company trends may be positive, however, there can be no certainty that if they are positive, that they will continue to be positive. The current ratio is derived by dividing total current assets by total current liabilities. Maximum debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the weighted average number of common shares outstanding.

                                    - 11 -
===============================================================================

Item 2a.  Factors Which May Affect Future Results
          ---------------------------------------

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

                                    - 12 -
===============================================================================

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

                                    - 13 -
===============================================================================

     8. CONTROL BY OFFICERS AND DIRECTORS. As of December 30, 2000, Officers and Directors of the Company own 36.8% or 1,162,748 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs. Not included in the above numbers are the 460,522 shares held or controlled by Dr. Lawrence L. Kavanau, the Company's Chairman Emeritus.

     9.   RECEIVABLE FROM FORMER AFFILIATE.  Big Canyon Investments, Inc.
(BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a former Director of the Company and the Company's former Chairman and Chief Executive Officer (the "Former Affiliate"), entered into an agreement with the Company in which the Company was providing collection services to BCI/UniPrise for certain receivables (the "Receivables"). As of December 30, 2000, the Former Affiliate owed the Company approximately $34,000 for these services. The Former Affiliate's debt has been converted to a note and the Company is no longer providing services to the Former Affiliate. The total of the Receivables is greater than the debt owed to the Company.

     10. EFFECT OF INCREASED AUTHORIZATION OF COMMON SHARES. The Company's Common Shareholders approved an amendment to the Company's Articles of Incorporation which increases the number of authorized common shares from 12 million to 48 million common shares. While the Company has no current specific plans for the issuance of the additional shares that have been authorized, the amendment gives the Company's Board of Directors the right to issue nearly 45 million additional shares (in excess of the 3,162,732 shares issued as of January 31, 2001) without further stockholder approval. As a result, the Company may, upon action solely by its Board of Directors, issue additional shares of the Company's Common Stock up to a maximum of nearly 45 million additional shares.

                                    - 14 -
===============================================================================

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

     As previously disclosed, on March 28, 2000, the Company was served notice that it was named as a defendant in a lawsuit alleging breach of factoring contracts. On December 8, 2000, the United States District Court, Central District of California, dismissed the complaint against all defendants, including the Company. The plaintiffs have appealed the case.

Item 2.   Changes in Securities
-------------------------------

     None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None

Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     On January 17, 2001, the Company held its 2000 Annual Meeting of Shareholders. There were 3,162,732 shares eligible as of the record date and 2,513,326 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

     (a.) Proposal to elect the Directors pursuant to management's nominations. This proposal was approved with 2,485,288 shares voting in favor, 28,038 shares voting against, and 0 shares abstaining.

     (b.) Proposal to approve the appointment of J. H. Cohn LLP as the independent public accountants for the corporation for its 2001 fiscal year. This proposal was approved with 2,506,701 shares voting in favor, 200 shares voting against, and 6,425 shares abstaining.

     (c.)  Proposal to increase the number of authorized common shares from
12.0 million to 48.0 million. This proposal was approved with 2,381,949 shares voting in favor, 123,314 shares voting against, and 8,063 shares abstaining.

     (d.) Proposal to increase the amount of common shares subject to the SYS 1997 Incentive Stock Option and Restricted Stock Plan for employees from 750,000 to a total of 1,750,000. This proposal was approved with 2,445,637 shares voting in favor, 62,687 shares voting against, and 5,002 shares abstaining.

Item 5.   Other Information
---------------------------

     Effective July 1, 2000, the Board of Directors approved a new compensation plan for the outside directors of the Company. Under the new compensation plan, each outside director will receive $1,000 per Board of Director meeting, in cash or common stock at the discretion of the Company. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. For the Company's first and second quarters, the stock option price was set at $0.88 per share. The stock option price of $0.88 per share was greater than the market value of the shares on the date of grant. The stock option price will be reviewed quarterly.

                                    - 15 -
===============================================================================

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a.) On July 28, 2000, the Company filed a Form 8-K announcing that their Letter of Intent to acquire Systems Integration & Research, Inc. had expired.

     (b.) On December 22, 2000, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Paragon Systems, Inc.

                                    - 16 -
===============================================================================

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          SYS
                                       ----------------------------------------
                                                     (Registrant)



Date:      February 9, 2001            /s/ W. Gerald Newmin
           ----------------            ----------------------------------------
                                       W. Gerald Newmin
                                       Chief Executive Officer