Form 10QSB
period 2001-03-31
SYS
filed 2001-05-14
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-QSB


(Mark One)

 X   Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
---  Act of 1934
          For the quarterly period ended        March 31, 2001
                                                --------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,162,732 shares of common stock, without par value, as of April 30, 2001.
--------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

                            Yes          No   X
                                -----       -----

===============================================================================

                              TABLE OF CONTENTS

                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Condensed Balance Sheet (unaudited)
                  March 31, 2001  . . . . . . . . . . . . . . . . . . . .    3
               Condensed Statements of Income (unaudited)
                  Three Months and Nine Months Ended March 31, 2001
                  and Three Months and Nine Months Ended March 25, 2000 .    4
               Condensed Statements of Cash Flows (unaudited)
                  Nine Months Ended March 31, 2001
                  and March 25, 2000  . . . . . . . . . . . . . . . . . .    5
               Notes to Condensed Financial Statements (unaudited)  . . .    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
               Description of Business  . . . . . . . . . . . . . . . . .    8
               Results of Operations  . . . . . . . . . . . . . . . . . .   10
               Liquidity and Capital Resources  . . . . . . . . . . . . .   11

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
===============================================================================

                                    PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                                     SYS

                           CONDENSED BALANCE SHEET

                                                                 March 31, 2001
                                                                 --------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash                                                          $    9,000
     Contract receivables, net                                      2,120,000
     Other receivables                                                 34,000
     Deferred tax assets                                               33,000
     Other current assets                                              47,000
          Total current assets                                      2,243,000
Furniture and equipment, net                                          308,000
Other assets                                                           76,000
                                                                   ----------
                                                                   $2,627,000
                                                                   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities::
     Note payable to bank under line of credit                     $  259,000
     Accounts payable                                                 114,000
     Accrued payroll and related taxes                                546,000
     Income taxes payable                                              60,000
     Other accrued liabilities                                         18,000
     Current portion of other notes payable                            40,000
     Current portion of capital lease obligations                      13,000
          Total current liabilities                                 1,050,000
Other notes payable, net of current portion                            66,000
Capital lease obligations, net of current portion                       4,000
          Total liabilities                                         1,120,000

Stockholders' equity:
     4% convertible preferred stock, $0.50 par value;
        250,000 shares authorized; 110,000 shares
        issued and outstanding                                         55,000
     9% convertible preference stock, $1.00 par value;
        2,000,000 shares authorized; 69,781 shares
        issued and outstanding                                         70,000
     Common stock, no par value; 48,000,000 shares authorized;
        3,162,732 shares issued and outstanding                       525,000
     Unearned ESOP compensation                                       (56,000)
     Retained earnings                                                913,000
          Total stockholders' equity                                1,507,000
                                                                   ----------
                                                                   $2,627,000
                                                                   ==========

                                    -  3 -
===============================================================================

                                     SYS

                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                  Three months ended       Nine months ended
                                   March       March       March       March
                                    31,         25,         31,         25,
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Contract revenues               $2,776,000  $1,943,000  $7,465,000  $5,371,000

Costs and expenses:
Contract costs                   2,282,000   1,613,000   6,167,000   4,456,000
General and administrative         447,000     176,000     949,000     606,000
                                 2,729,000   1,789,000   7,116,000   5,062,000

Income from operations              47,000     154,000     349,000     309,000

Other (income) expenses:
Interest income                     (1,000)          0      (7,000)     (3,000)
Interest expense                    13,000       6,000      32,000      12,000
                                    12,000       6,000      25,000       9,000

Income before income taxes          35,000     148,000     324,000     300,000

Provision for income taxes           6,000      51,000     135,000      90,000

Net income                          29,000      97,000     189,000     210,000

Dividends on preferred shares        3,000       3,000       7,000       7,000

Net income applicable to
     common stock               $   26,000  $   94,000  $  182,000  $  203,000

Basic earnings per common share    $  0.01     $  0.03     $  0.06     $  0.06

Diluted earnings per common
     share                         $  0.01     $  0.03     $  0.06     $  0.06
                                ==========  ==========  ==========  ==========

                                    -  4 -
===============================================================================

                                     SYS

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine months ended
                                                        March 31,    March 25,
                                                          2001         2000
                                                       ----------   ----------
Operating activities:
   Net income                                          $  189,000   $  210,000
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                        98,000       65,000
      Release of ESOP shares for compensation              29,000            0
      Changes in operating assets and liabilities:
         Contract receivables                            (828,000)      63,000
         Other receivables                                 18,000            0
         Other current assets                              53,000      (94,000)
         Other assets                                     (61,000)     (11,000)
         Accounts payable                                 (37,000)    (344,000)
         Accrued payroll and related taxes                261,000      (80,000)
         Income taxes payable                             (65,000)     (61,000)
         Other accrued liabilities                         (3,000)     (19,000)
Net cash used in operating activities                    (346,000)    (271,000)

Investing activities-acquisition of furniture and
   equipment                                             (171,000)     (63,000)

Financing activities:
   Net line of credit borrowings                          259,000       46,000
   Payments on other notes payable or capital leases      (37,000)     (43,000)
   Payments of dividends                                   (7,000)      (7,000)

Net cash provided by (used in) financing activities       215,000       (4,000)

Net decrease in cash                                     (302,000)    (338,000)
Cash at beginning of period                               311,000      343,000

Cash at end of period                                  $    9,000   $    5,000
                                                       ==========   ==========

Supplemental disclosure of cash flow data:
  Interest paid                                        $   32,000   $   12,000
  Income taxes paid                                    $  200,000   $   51,000

                                    -  5 -
===============================================================================

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of March 31, 2001 and the results of its operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:
                                   Three months ended      Nine months ended
                                   March       March       March       March
                                     31,         25,         31,         25,
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------
Numerators:
   Net income (A)                $   29,000  $   97,000  $  189,000  $  210,000
   Deduct - preferred and
      preference dividend
      requirements                    3,000       3,000       7,000       7,000

   Net income applicable to
      common stock (B)           $   26,000  $   94,000  $  182,000  $  203,000


Denominators:
   Weighted average shares for
      basic net earnings
      per common share (C)        3,162,732   3,174,732   3,162,732   3,217,299
   Add effects of dilutive
      securities from assumed:
      Exercise of stock options      73,869      78,038      26,629      55,199

   Weighted average shares for
      diluted net earnings
      per common share (D)        3,236,601   3,252,770   3,189,361   3,272,498

Basic net earnings
   per common share (B/C)        $    0.01   $    0.03   $    0.06   $    0.06

Diluted net earnings
   per common share (B/D)        $    0.01   $    0.03   $    0.06   $    0.06
                                 ==========  ==========  ==========  ==========

                                    -  6 -
===============================================================================

(3) The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

(6) The Company maintains an $850,000 revolving credit facility with U.S. Bank which matures on October 15, 2001. The loan is collateralized by all of the Company's assets including contract receivables. U.S. Bank advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. U.S. Bank charges an interest rate of 1.5% over prime.

(7) On December 22, 2000, the Company filed a Form 8-K announcing that it had signed a Letter of Intent (LOI) to acquire Paragon Systems, Inc. This LOI has been extended to August 31, 2001. It is unknown at this time if this acquisition will be completed.

(8) On March 9, 2001, the Company filed a Form 8-K announcing that it had signed a Letter of Intent (LOI) to acquire Testmasters, Inc. This acquisition was completed on May 7, 2001.

(9) On May 1, 2001, the Company signed a Letter of Intent (LOI) to merge with High Technology Solutions, Inc.

(10) The Company was notified by DFAS, the government payment office, that they had erroneously paid the Company in February of 1995 about $35,000 and requested that the funds be returned. After investigating the government's claim, the Company has determined that the government is correct and has returned the $35,000. This resulted in the Company expensing $35,000 in this quarter.

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

Description of Business
-----------------------

     The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968, and engaged in systems analysis, systems engineering, computer services and software for Government and industry. In addition to providing these services, the Company conducted other business activities in computer network operations and software applications, water resources development and management, and in engineering services for sanitary waste development and construction management, which it subsequently sold (1975) to other companies. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS. The Company's corporate offices were moved to San Diego, California in February 19, 1984, from Long Beach, California.

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

     The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000. This program has accounted for about
13% of the Company's revenue so far in fiscal year 2001. The program provides for in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the UNREP systems to Navy Standard on the AOE 3 and 4.
The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in late 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this navy program in various roles since 1982.

                                    -  8 -
===============================================================================

     The Management, Planning, Analytical and Administrative (MPAA) Program had its first of four option years exercised on February 1, 2001. This program has accounted for about 44% of the Company's revenue so far in fiscal year 2001. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work which allows a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Combat Systems Engineering and Facilities Engineering. The MPAA program has received customer recognition for its high standards of excellence and professionalism. The government has rated the Company performance as outstanding for the base year of the contract.

     The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999. This program was
extended to April 21, 2001.   This program has accounted for about 14% of the
Company's revenue so far in fiscal year 2001. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company is providing Logistics Engineering Services to the Naval Facilities Engineering Command in support of the Army Navy Literage Procurement Program and a new program for Foreign Military Sales of equipment to the Taiwan government. The Navy will not recompete the NAME contract, however, the Company is working with their customers to move the work onto one of the Company's GSA contracts.

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

     The Company currently holds an Information Technology General Services Administration (GSA) contract which was modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers and is registered in the GSA Advantage System. The Company also holds a Financial Management Services GSA contract which is presently utilized in the support of the Seabee Logistics Center. In January of 2001, the Company was awarded a new Professional Engineering Services (PES) contract with GSA. This new GSA contract will be utilized by the Company to develop new work in other government agencies as well as our current customer base.

                                    -  9 -
===============================================================================

     The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces.
The Company has won a five-year contract to support the Bureau of Reclamation
(BOR) and two one year contracts to provide Electronic Records Management (ERM) services to the BOR, Minerals Management Service. The Company has signed a new one year contract to support the NAVFAC Information and Technology Center for data warehousing and retrieval services. The Company's new GSA PES contract has had almost $1 million in orders placed on it in April, 2001.

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

     The Company was awarded a $1.3 million contract on February 1, 2001 for information technology services in support of the Navy Marine Corps Intranet by Electronics Data Systems Corp. (EDS) of Herndon, Virginia. The period of performance is for 12 months. The Company expects to be designated as a subcontractor to EDS in the near future.

     The Company teamed with BAE Systems in competing for the Naval Sea Systems Command's (NAVSEA) Multiple Award Contracts (MAC) in January of 2001. The MAC contract will provide engineering, logistics, program management and financial management support for NAVSEA Program Executive Offices, Directorates and Field Activities for the next 10 years. A contract was awarded to BAE Systems at the end of March with an effective date of April 2, 2001. The Company is a designated subcontractor on the BAE Systems team and can use this contract for NAVSEA work worldwide.

Results of Operations
---------------------

     The Company revenue for this quarter is about 43% more than those in the same quarter in FY 2000. For the first nine months of FY 2001, revenue increased by about 39% over the prior year's same period. The primary reasons for the increase in revenue are the addition of the C4I Division and increased work on the MPAA and NAME contracts. Revenue in the third quarter of FY 2001 was about 13% higher than the second quarter of the year and 24% higher than the first quarter of the year.

                                    - 10 -
===============================================================================

     Total contract and general and administrative expenses were 95% and 94% as a percentage of contract revenue for the first nine months of FY 2001 and FY 2000. The Company's general and administrative expense is higher than normal. This is primarily due to the following: (i) the Company was notified by DFAS, the government payment office, that they had erroneously paid the Company in February of 1995 about $35,000 and requested that the funds be returned. After investigating the government's claim, the Company has determined that the government is correct and has returned the $35,000.
This resulted in the Company expensing $35,000 in this quarter. The Company considers this to be a non-recurring item; (ii) the Company experienced bid and proposal costs for the quarter that were about $65,000 greater than budgeted. However, these costs are expected to result in a contract award that will boost the San Diego Operations' revenue next year. The Company does not anticipate similar bid and proposal costs in the fourth quarter; and (iii) the Company had $45,000 in acquisition expenses, which are unallowable for government billing purposes, therefore it directly effects net income. The Company believes the future revenue and income generated from the acquisitions will out weigh the current expenses. As disclosed in this report, the Company is in discussions with other companies in regards to acquisitions or mergers and expects to incur further expenses of this nature. Interest expense is higher due to the increased use of the Company's credit facility. The reason for the increased use of the credit facility is due to the cash flow demands associated with the growth of the Company and the costs associated with the contemplated acquisitions.

     The Company's income from operations for this quarter is about 69% less than those in the same quarter in FY 2000. For the first nine months of FY 2001, income from operations increased by about 13% over the prior year's same period. Net income for the quarter is $29,000 as compared to $97,000 for this quarter in the prior year. For the first nine months of FY 2001, net income decreased by about 10% over the prior year's same period. The negotiated contract backlog was approximately $7,075,000 at the end of the third quarter, a 54% increase over the second quarter's backlog.

Liquidity and Capital Resources
-------------------------------

     The Company had contract receivables (net) of $2,120,000 at the end of the third quarter of FY 2001. For the same quarter in FY 2000, the contract receivables (net) were $1,386,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

     The Company had accounts payable of $114,000 at the end of the third quarter of FY 2001. For the same quarter in FY 2000 the accounts payable were $49,000. The payment status of these accounts payable is current.

     The outstanding balance on the Company's revolving line of credit with U.S. Bank was $259,000 at the end of the third quarter of FY 2001. At the end of the same period in FY 2000, the line of credit balance was $46,000.
The reason for the increased usage of the credit facility was due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

     The Company's primary source of liquidity is its $850,000 revolving credit facility under a loan agreement with U.S. Bank that is due to mature on October 15, 2001. The loan is collateralized by all of the Company's assets including contract receivables. U.S. Bank advances funds requested by the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. U.S. Bank charges an interest rate of 1.5% over prime. The Company is within all financial covenants of the loan agreement.

                                    - 11 -
===============================================================================

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with U.S. Bank to finance its operating and capital requirements through at least the current fiscal year. Long term liquidity depends on the Company's ability to maintain and grow its current business base.

     Several key factors indicating the Company's financial condition include:
                                         March 31, 2001       June 30, 2000
                                           ----------           ----------
     Current ratio                              2.13                 2.87
     Debt to net worth                          0.74                 0.60
     Net worth                             $1,507,000           $1,296,000
     Net working capital                   $1,193,000           $1,189,000
     Debt to total assets                         43%                  38%
     Book value per common share           $    0.48            $    0.37

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

     4. LIMITED ASSETS OF THE COMPANY. The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a short term bank loan with U.S. Bank and other short-term accruals impose certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

                                    - 12 -
===============================================================================

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

                                    - 13 -
===============================================================================

     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.
     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stocks are exempt from all but the sole market-maker provision for: (i) issuers with $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.
     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholders' equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ'S maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

     8. CONTROL BY OFFICERS AND DIRECTORS. As of March 31, 2001, Officers and Directors of the Company own 36.8% or 1,162,748 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs. Not included in the above numbers are the 460,522 shares held or controlled by Dr. Lawrence L. Kavanau, the Company's Chairman Emeritus.

     9.   RECEIVABLE FROM FORMER AFFILIATE.  Big Canyon Investments, Inc.
(BCI), a wholly owned subsidiary of UniPrise Systems, Inc. (UniPrise), a company partially owned by Robert D. Mowry, a former Director of the Company and the Company's former Chairman and Chief Executive Officer (the "Former Affiliate"), entered into an agreement with the Company in which the Company was providing collection services to BCI/UniPrise for certain receivables
(the "Receivables"). As of March 31, 2001, the Former Affiliate owed the Company approximately $34,000 for these services. The Former Affiliate's debt has been converted to a note and the Company is no longer providing services to the Former Affiliate. The total of the Receivables is greater than the debt owed to the Company.

     10. EFFECT OF INCREASED AUTHORIZATION OF COMMON SHARES. The Company's Common Shareholders approved an amendment to the Company's Articles of Incorporation which increases the number of authorized common shares from 12 million to 48 million common shares. While the Company has no current specific plans for the issuance of the additional shares that have been authorized, the amendment gives the Company's Board of Directors the right to issue nearly 45 million additional shares (in excess of the 3,162,732 shares issued as of April 30, 2001) without further stockholder approval. As a result, the Company may, upon action solely by its Board of Directors, issue additional shares of the Company's Common Stock up to a maximum of nearly
45 million additional shares.

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

Item 5.   Other Information
---------------------------

     The Company has extended the Letter of Intent (LOI) to acquire Paragon Systems, Inc. to August 31, 2001. It is unknown at this time if the acquisition will be completed.

     On May 1, 2001, the Company signed a Letter of Intent (LOI) to merge with High Technology Solutions, Inc. (HTS). Subject to the terms of the LOI, the Company and HTS will be evaluated by an independent valuation expert to determine the relative value of both companies prior to a merger. If the valuations are acceptable to both companies, the Company would issue to HTS common stock in an amount equal to their agreed upon value.

                                    - 15 -
===============================================================================

     HTS provides consulting services to the government similar to those provided by the Company.

     The parties anticipate that, subject to completion of satisfactory due diligence by the Company and execution of definitive agreements, the Company will complete the merger with HTS in July of 2001.

     The Company will file a detailed Form 8-K once the definitive agreements with HTS have been signed by the parties.

     On May 3, 2001, the Company's Board of Directors voted to make
Linda Gagnon, Senior Vice President, East Coast Operations and an Officer of the Company, subject to her acceptance of employment with the Company. On
May 4, 2001, Ms. Gagnon accepted the position and started work for the Company on May 7, 2001. Also joining Ms. Gagnon in the Company's East Coast Operations is Hank DeMattia as Vice President and Korby Clement as Director of Contracts.

     On May 7, 2001, the Company completed the acquisition of Testmasters, Inc. in a stock for stock transaction. The Company purchased all of the outstanding capital stock of Testmasters in exchange for two hundred thousand (200,000) shares of the Company's common stock. The Company's common stock was valued at $1.50 per share for this transaction.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a.) On July 28, 2000, the Company filed a Form 8-K announcing that their Letter of Intent to acquire Systems Integration & Research, Inc. had expired.

     (b.) On December 22, 2000, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Paragon Systems, Inc.

     (c.) On March 9, 2001, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Testmasters, Inc.

                                    - 16 -
===============================================================================

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          SYS
                                       ----------------------------------------
                                                     (Registrant)



Date:      May 14, 2001                /s/ W. Gerald Newmin
           ------------                ----------------------------------------
                                       W. Gerald Newmin
                                       Chief Executive Officer