Form 10KSB40
period 2001-06-30
SYS
filed 2001-10-12
CIK 96057

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended June 30, 2001

OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the Transition Period From ________ to________

Commission File Number 000-04169

SYS

(Name of Small Business Issuer in Its charter)

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
 (Address of Principal Executive Offices)                                                         (Zip Code)

            (858) 715-5500
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:

    Common Stock, No Par Value

    Preferred Stock, $.50 Par Value

    Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes    X    No_____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X)

    Revenues for the fiscal year ended June 30, 2001 were $11,614,341.

APPLICABLE TO CORPORATE REGISTRANTS

    As of June 30, 2001, the Issuer had outstanding 3,362,732 shares of Common stock, no par value, 110,000 shares of preferred stock, $0.50 par value, and 69,781 shares of Preference Series B stock, $1.00 par value.

    The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2001 was $1,919,578 and 1,535,662, respectively. The total number of non-affiliate shares of Common stock was multiplied by $1.25 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 2001) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $4,203,415.

DOCUMENTS INCORPORATED BY REFERENCE

    Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): Yes             No     X    .

SYS
FOR FISCAL YEAR ENDED JUNE 30, 2001
FORM 10-KSB ANNUAL REPORT
INDEX

PART I

Item 1. Description of Business

Description of Business

    The Company provides engineering, management and technical services. The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968, and engaged in systems analysis, systems engineering, computer services and software for Government and industry. In addition to providing these services, the Company conducted other business activities in computer network operations and software applications, water resources development and management, and in engineering services for sanitary waste development and construction management, which it subsequently sold (1975) to other companies. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS. The Company corporate offices were moved to San Diego, California in February 19, 1984, from Long Beach, California. On May 4, 2001, the Company purchased all of the stock of Testmasters, Inc. Testmasters is now a wholly owned subsidiary of the Company.

Products and Services

    The Company provides engineering, management and technical consulting services to various agencies of the United States Government and private industry as a prime contractor and as a subcontractor. The specific services provided are primarily in the fields of:

Systems Engineering	Management and Analysis Consulting
Naval Architecture and Marine Engineering	Software Development & Testing
Program Management	Information Management Systems
Environmental Engineering	Logistics Analysis and Engineering
Electronic Record Management	Cost Analysis and Forecasting
Information Operations	Theater Assessment Profiling
Effects Based Planning	Total Ownership Cost

Business Developments

    The Company acquired Testmasters, Inc. in May of 2001. Within this document, the Company will be showing consolidated financial information. The term "government services group" means the Company less Testmasters.

    The Company's revenues for FY 2001 increased over the previous fiscal year by 12%. Net Income for FY 2001 was $241,536 compared to a loss of $76,618 in FY 2000. Some factors that affect revenue are beyond the control of the Company.

    The Company's revenues attributable to its government services group increased in FY 2001 to $10,514,875 from $7,486,401 in FY 2000. Net income for this group increased to $319,070 in FY 2001 from $239,294 in FY2000. Highlights of this groups contracts follow.

    The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000. This program accounted for about 11% of the Company's revenue in fiscal year 2001 and 12% of its group's revenue. The program provides in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the UNREP systems to Navy Standard on the AOE 3 and 4. The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in late 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this Navy program in various roles since 1982 and is in the process of recompeting for the UNREP contract.

    The Management, Planning, Analytical and Administrative (MPAA) Program had its first of four option years exercised on February 1, 2001. The MPAA program accounted for about 37% of the Company's revenue in fiscal year 2001 and 41% of its group's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work allowing a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Business Process Re-engineering, Combat Systems Engineering, Facilities Engineering, and Public Relations. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company performance as outstanding for both the base and option years of the contract.

    The Naval Architecture and Marine Engineering (NAME) Program had its fourth of four option years exercised on November 30, 1999 and the program was extended to April 21, 2001. This program accounted for about 10% of the Company's revenue in fiscal year 2001 and 11% of its group's revenue. This cost plus fixed fee contract was issued by the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center (PHD NSWC). The Company was providing Logistics Engineering Services to the Naval Facilities Engineering Command in support of the Army Navy Literage Procurement Program and a program for Foreign Military Sales of equipment to the Taiwan government. The Navy did not recompete the NAME contract, however, the Company successfully transitioned the work to the Company's GSA PES contract vehicle.

    The Company was awarded a three-year subcontract on August 2, 1999 from Santa Barbara Applied Research, Inc. to continue its hazardous materials assessment support to the Naval Air Systems Command. This program accounted for about 2% of the Company's revenue and 2% of its group's revenue. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

    The Company successfully recompeted a five-year subcontract with their prime contractor, Tracor (now BAE Systems), on April 24, 1997. This program accounted for about 2% of the Company's revenue and 3% of its group's revenue. This subcontract is run out of the Company's Arlington, Virginia office. This subcontract provides program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces. These contracts have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA contracts accounted for about 8% of the Company's revenue.

    The Company's Information Technology GSA contract was modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers. The Company's Financial Management Services GSA contract is presently utilized in the support of the Seabee Logistics Center. In January of 2001, the Company was awarded a new Professional Engineering Services contract with GSA. This new GSA contract will be utilized by the Company to develop new work in other government agencies as well as our current customer base.

    The Company has won a five-year contract to support the Bureau of Reclamation (BOR) and two one year contracts to provide Electronic Records Management (ERM) services to the BOR, Minerals Management Service. The Company has signed a new one year contract to support the NAVFAC Information and Technology Center for data warehousing and retrieval services.

    The Company's Command, Control, Communication, Computer and Intelligence (C4I) group is primarily based in San Diego. This group is providing top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The initial customer base includes SPAWAR Systems Center San Diego and Program Executive Office Strike Weapons and Unmanned Aviation. The C4I personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Battle Center, and other services and Joint Agencies.

    The Company was awarded a $1.3 million contract on February 1, 2001 for information technology services in support of the Navy Marine Corps Intranet by Electronics Data Systems Corp. (EDS) of Herndon, Virginia. The period of performance is for 12 months. General Dynamics also awarded the Company a subcontract in support of Navy Marine Corps Intranet in May of 2001.

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

    On September 28, 2001, the Company signed their Prime contract that was awarded as the result of full and open competition for highly classified technical support to SPAWAR Systems Center's Joint and National Systems Division. The subcontractors on the Company's winning team were BAE and TRW. Work on the contract is largely Intelligence and Surveillance oriented in support of numerous efforts by significant Agencies in that arena.

    The Company's new acquisition, Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide their clients early warnings to issues or processes that will inhibit the success of the project. Testmasters' consultants offer an experienced perspective in evaluating potential risks and in deriving meaningful solutions. Testmasters' personnel have the tools, techniques, methodologies, training, and experience to make their clients' software development efforts successful. Testmasters' consultants rely on proven disciplines and practices that stem from a long history of successful engagements wherein Testmasters provided the primary test support and Quality Assurance services to their clients. These services have included: Independent Verification and Validation (IV&V), test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); creation of test permutation definitions and scripts; test execution and test management; test tool selection and integration; and testing and quality assurance training. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. Testmasters' IV&V services reflect a robust combination of pragmatic processes and personnel experienced in their application and review.

    Testmasters serves medium to large businesses that require testing of complex systems that are essential to their success. These businesses' have mission-critical applications which are event-driven, spanning multiple processing cycles and accommodating numerous cross-impacts due to interfacing applications and varying software/hardware platforms. Testmasters' experience covers many industries, including financial, insurance, entertainment, electric power deregulation, software development and county/state/federal government. Testmasters' consultants bring significant experience in many technologies: hardware platforms (mainframe, mini-computer, client/server, and PC); software platforms; automated test tools; communications networks; etc. Some current and past clients include: Bank of America, California Federal, Sanwa Bank, Ameriquest Mortgage, Sony Pictures Entertainment, California Power Exchange, and Thomson Corporation.

Contract Backlog and Customers

    As of June 30, 2001, the Company's delivery orders and contract tasks backlog on June 30, 2001 was approximately $6,675,000, as compared with approximately $4,286,000 on June 30, 2000. The reason the backlog has grown in 2001 is due to increased orders from the Company's customers.

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

Employees

    The Company had 135 full-time and 34 part-time employees on June 30, 2001, compared to 81 full-time and 25 part-time employees on June 30, 2000.

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

    2.     Dependence on Key Personnel The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, it would be affected in an uncertain way if any of these personnel were to be lost by the Company.

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

    6.     Possible Rule 144 Stock Sales. A total of 1,827,070 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.     Control by Officers and Directors. As of June 30, 2001, Officers and Directors of the Company own 40.6% or 1,366,548 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

Item 2. Description of Property

    The business and operations of the Company are now conducted in the following office spaces:

	Approx.
Location	Sq. Feet	Lease Term	Rental
9620 Chesapeake Drive	9,957	Expires April 30, 2003	$11,663/mo.
San Diego, CA 92123
2451 Crystal Drive	2,968	Expires July 31, 2004	$ 8,134/mo.
Five Crystal Park
Arlington, VA 22202
1721 Pacific Avenue	9,064	Expires March 31, 2003	$11,853/mo.
Oxnard, CA 93033
2711 Jefferson Davis Highway	4,693	Expires July 31, 2006	$10,168/mo
Arlington, VA 22202

Item 3. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security-Holders

    No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

    (a) The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:

Fiscal Year 2000	BID	ASK
First Quarter	$0.417	$0.612
Second Quarter	$0.438	$0.604
Third Quarter	$0.771	$1.583
Fourth Quarter	$0.688	$1.229
Fiscal Year 2001	BID	ASK
First Quarter	$0.510	$0.979
Second Quarter	$0.541	$0.844
Third Quarter	$0.791	$1.180
Fourth Quarter	$0.807	$1.267

    The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

    (b)     As of June 30, 2001, there were approximately 412 holders of record of the Company's Common Stock.

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

AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
(thousands except per share amounts)

	2001	2000
OPERATING RESULTS:
Contract revenues	$11,614	$10,399
Costs and expenses: Contract costs General and administrative	9,923 1,200	9,501 758
Income from operations	491	140
Other (income) expense: Interest income Interest expense Gain (Loss) on sale and disposition of equipment	(10) 95 (1)	(15) 36 3
Income before income taxes	407	116
Provision for income taxes	165	193
Net income (loss)	242	(77)
Net income (loss) applicable to common stock	233	(85)
Basic net earnings (loss) per common share	0.07	(0.03)
Diluted net earnings (loss) per common share	0.07	(0.03)
BALANCE SHEET DATA:
Total assets	3,740	2,812
Borrowings-bank line of credit	720	212
Long-term obligations (including current portion)	384	310
Stockholders' equity	1,879	1,488

Results of Operations

Fiscal Year 2001 vs. Fiscal Year 2000

    Total revenues for 2001 were $11,614,000 compared to $10,399,000 for 2000, an increase of 12%. The primary reasons for the increased revenue were a 43% increase from the NAME contract ($356,000), 7% increase from the MPAA contract ($296,000), 509% increase from the GSA contracts ($894,000), $307,000 from the EDS contract and $1.8 million in revenue from the new San Diego operations.

    During 2001, the Company's income from operations was $491,000 compared to $140,000 in 2000. During 2001, the Company had net income before taxes of $407,000 compared to $116,000 in 2000. During 2001, the Company had net income of $242,000 compared to a net loss of $77,000 in 2000. The significant increase in net income in 2001 was due to a large decrease in the net loss attributed to the Company's subsidiary Testmasters and increased revenue with its associated profit from the Company's other operations.

    Substantially all of the Company's contracts are of the cost reimbursable plus fee or time and material types. Revenues on both types of contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs increased to $9,923,000 in 2001 from $9,501,000 in 2000 and general and administrative expenses increased to $1,200,000 in 2001 from $758,000 in 2000. The increase in contract costs is in line with the increase in revenue which is expected since the majority of the Company's contracts are cost plus fixed fee. The Company's government services group had an increase in revenue in 2001 of more than 40% compared to 2000. The Company's general and administrative expense increased primarily due to this increase in revenue and the acquisition costs associated with Testmasters.

    Basic net earnings (loss) per common share was $0.07 in 2001 compared to $(0.03) in 2000. The related weighted average number of common shares outstanding was 3,307,166 in 2001 and 3,371,743 in 2000. Diluted net earnings (loss) per common share was $0.07 in 2001 compared to $(0.03) in 2000. The related weighted average number of common shares outstanding was 3,483,505 in 2001 and 3,371,743 in 2000.

Fiscal Year 2000 vs. Fiscal Year 1999

    Total revenues for 2000 were $10,399,000 compared to $11,937,000 for 1999, a decrease of almost 13%. The Company's subsidiary Testmasters had a 28% decrease in revenue that was mainly attributable to fewer contracts after Year Two Thousand (Y2K) workload of 1999.

    During 2000, the Company's income from operations was $140,000 compared to $883,000 in 1999. During 2000, the Company had net income before taxes of $116,000 compared to $864,000 in 1999. During 2000, the Company had a net loss of $77,000 compared to net income of $728,000 in 1999. The decrease in net income was primarily due to the Company's subsidiary's net loss of $316,000 in 2000 compared to net income of $433,000 in 1999. The reason for the decreased revenue and hence the decreased net income was discussed in the paragraph above.

    Substantially all of the Company's contracts are of the cost reimbursable plus fee or time and material types. Revenues on both types of contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs decreased to $9,501,000 in 2000 from $10,183,000 in 1999 and general and administrative expenses decreased to $758,000 in 2000 from $871,000 in 1999. The reduced expenses are primarily due to the reduction in revenues.

    Basic net earnings (loss) per common share was $(0.03) in 2000 compared to $0.21 in 1999. The related weighted average number of common shares outstanding was 3,371,743 in 2000 and 3,390,103 in 1999. Diluted net earnings (loss) per common share was $(0.03) in 2000 compared to $0.21 in 1999. The related weighted average number of common shares outstanding was 3,371,743 in 2000 and 3,407,721 in 1999.

Liquidity and Working Capital

    The Company had net working capital of $1,366,000 at June 30, 2001 compared to $1,230,000 at June 30, 2000. Net working capital is total current assets less total current liabilities. Contract receivables increased by $1,080,000 during 2001. This increase was caused by the increase in revenue and slower payments from the Company's customers. The Company's line of credit had a balance of $720,127 at June 30, 2001. Accounts payable was $62,000 less in 2001 than in 2000. There are two notes that make up the total of the current and long-term notes payable. The funds from one note was used to purchase equipment and the other provided funds to the Company's Employee Stock Ownership Plan so that it could buy Company common stock. The Company's net assets increased by $391,000 in 2001 to $1,879,000. Net assets is total assets less total liabilities. Net furniture and equipment increased by $152,000 in 2001. This increase was attributable to the Company's growth in 2001.

    The Company's primary source of liquidity is its amended $1,500,000 revolving line of credit facility under a loan agreement with U.S. Bank that expires on October 15, 2001. On October 9, 2001, U.S. Bank extended the maturity date of this loan to November 15, 2001.  The loan is secured by all of the Company's assets including contract receivables. U.S. Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. U.S. Bank charges an interest rate of 1.0% over prime. The Company has entered into discussions with U.S. Bank regarding the annual extension of the credit facility.

    The Company also finances a portion of its operations through leases. At June 30, 2001, the Company had four noncancellable operating leases for its offices which expire at various dates through July 2006. The Company also leases certain computer and office equipment under capital leases expiring at various dates through August 2005.

    Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 2001 totaled $188,096, of which $58,070 relates to the year ending June 30, 2002.

    Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 2001 totaled $1,461,000, of which $493,000 relates to the year ending June 30, 2002.

    Several key factors indicating the Company's financial condition include:

Current ratio Maximum debt to net worth Net worth Net working capital Debt to total assets Book value per common share	June 30, 2001 1.82 0.99 $1,879,000 $1,366,000 50% $0.56	June 30, 2000 2.19 0.89 $1,488,000 $1,230,000 47% $0.44

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

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with U.S. Bank to finance its operating and capital requirements through at least the fiscal year ending June 30, 2002.

Item 7. Financial Statements

    The full text of the Company's audited consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 begins on page F-1 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
            Exchange Act

            The directors and executive officers of the Company are as follows:

            (1) Michael W. Fink, age 44, is Sr. Vice President, Finance and Administration at the Corporate offices and was elected Corporate Secretary on January 20, 1999. Mr. Fink joined the Company in July of 1995. He is responsible for the financial and administrative functions of the Company, including finance, accounting, SEC reporting, banking, human resources, contracts and other management areas. He held various executive positions at San Diego Aircraft Engineering, Inc. (SANDAIRE) before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace and defense industries. Some of SANDAIRE's major customers have included the U.S. Navy, NASA, Lockheed, McDonnell Douglas, Tracor Aviation, Teledyne Ryan Aeronautical and Westinghouse. Mr. Fink received a Bachelor of Science degree in Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

            (2) Linda E. Gagnon, age 55, is Sr. Vice President, East Coast Operations. Ms. Gagnon is a graduate of Boston's Chandler School for Women. Ms. Gagnon started her career with IZOD Ltd as Director of Customer Relations in New York. In 1976, she joined Consultants and Designers, Inc. For seventeen years Ms. Gagnon served with the company in various program and project management roles. In 1993, Ms. Gagnon joined Systems Integration and Research Inc. (SIR) as Division Director in Arlington, Virginia. Through gradual and steady promotions, Ms. Gagnon was made President of SIR in just five years. During her tenure, SIR grew from a $7 million in revenue company to $20 million. Ms. Gagnon's customer focus has been primarily in the area of program management, budget execution, and resource management supporting U.S. Government agencies.

            (3) Mr. Zoltan A. "Walt" Harasty, age 71, is a graduate of the Stanford Law School, was legal counsel to the Company at the time of its formation and initial public offering and was elected to the Board of Directors on January 19, 2000 to serve the term of Lawrence L. Kavanau, who resigned his seat on January 19, 2000. Mr. Harasty had previously served as a director of the Company from April 14, 1994 to March 21, 1997. Mr. Harasty is a Corporate Counsel with in-depth experience of over 40 years in securities transactions, SEC filings, stock exchange listings, corporate financing and in almost every area of security law. His experience was gained both as a Corporate General Counsel and as a partner in Tremaine and Shenk and Managing Partner of McDonald, Halsted & Laybourne. He was General Counsel and Vice President, Expansion for Carrows Restaurants and also acted as Special Counsel to Collins Foods International (Sizzler Restaurants and the then largest franchisee of KFC). He was General Counsel of Malibu Grand Prix Corporation with 42 subsidiaries operating nationwide amusement centers featuring miniature racing cars, video games and miniature golf. Prior to the time of his retirement in 1998, Mr. Harasty was a principal in Boardroom Counselors, a management consulting firm specializing in small business capital formation. With his knowledge of NASD, SEC, security dealers, financing, public offerings, private placements, bank financing and real estate matters, Mr. Harasty brings significant legal and business expertise to the Company's Board of Directors and helps in its growth.

            (4) Kameron W. Maxwell, Ph.D., age 65, was elected to the Board of Directors as of September 21, 1999. Dr. Maxwell is currently a consultant to various biotechnology and contract research companies. He held various positions at the Veterans Administration Hospital in Salt Lake City, both in the clinical laboratory and research departments as well as having a teaching appointment in the Microbiology department at the University of Utah College of Medicine. After leaving Salt Lake City he took a position with Baxter Travenol's Hyland Division in Costa Mesa, California. While at Hyland, he held a number of positions in the Research and Development department with the most recent being that of Director. In this position he supervised a large group of scientists and coordinated research both within the company and with outside academic collaborators. Dr. Maxwell left Baxter and held the position of Director of Research and Development at Newport Pharmaceuticals. In this capacity he was responsible for the research, development and registration of a new chemical entity. Dr. Maxwell was president and co-founder of Americal Pharmaceuticals Inc., a company that manufactured, imported and distributed sterile liquid pharmaceutical products. These products were predominately used in the treatment of cancer (generic oncology products) and ophthalmic conditions. Following the Americal position, Dr. Maxwell held various positions at Genta Inc. The most recent being that of Sr. Vice President of Pharmaceuticals Operations. Dr. Maxwell has had extensive experience in the regulatory affairs arena and is RAC certified. He has established numerous working relationships with universities and contract service organizations, and has researched, developed and marketed numerous products ranging from diagnostics through prescription pharmaceuticals. He is a member of The American Academy of Dermatology, The Regulatory Affairs Professional Society, the American Society for Microbiology, the Drug Information Association, the American Association of Pharmaceutical Scientists, the Controlled Release Society and other scientific and professional organizations. Dr. Maxwell brings to the Company his knowledge and experience in start up financing, research and development, strategic planning and management, operations, product and process quality and securing product regulatory approvals. Dr. Maxwell's education consists of a Ph.D., Immunology, Minor, Histology, University of Utah; an M.S., Microbiology, Minor, Parasitology, University of Utah and a B.S., Bacteriology, University of Utah.

            (5) Mr. W. Gerald Newmin, age 64, was elected to the Board of Directors as of October 19, 1993. On October 21, 1998, Mr. Newmin was elected as interim Chairman of the Board and Chief Executive Officer of the Company. On January 20, 1999, Mr. Newmin was elected Chief Executive Officer and Chief Financial Officer of the Company. On January 19, 2000, Mr. Newmin was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newmin served as Corporate Secretary from December 10, 1993 to January 20, 1999. Mr. Newmin also serves as Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and on the Board of two non-profit organizations, the Corporate Directors Forum and the Corporate Governance Institute. He was President of HealthAmerica Corp. which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of The International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets and participated in numerous acquisitions. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Whittaker's Marine Group consisting of Bertram Yacht, Columbia Yacht and Trojan Yacht Corporations. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

            (6) Kenneth D. Regan, age 59, is Sr. Vice President, San Diego Operations. Mr. Regan joined the Company in May 2000. Prior to joining SYS, Mr. Regan was Corporate VP for Mergers and Acquisitions of Advanced Communication Systems, Inc., following two years as President of Advanced Communication Systems Services (ACSS) Division. As President of ACSS, he directed and organized the growth of ACSS from a 238 person, $37M annual revenue communications and IT services company to over 1,050 people with an annual revenue of $114M. Prior to becoming President, he served three months as ACS Corporate Vice President for International Development after retiring as a member of the Senior Executive Service (SES) from the Navy. During his 32 year career in the Navy RDT&E community, his roles ranged from hands-on engineering to managing a 600 person, $300M Navy R&D technical department. While President of ACS Services, Mr. Regan played a key role in ACS' largest single acquisition, and other strategic acquisitions, which lead to assuming Corporate M&A responsibilities. As VP for International Development, he successfully established multiple international business relationships. As a Department Head in Navy R&D community for seven years, he successfully directed and expanded a technically excellent, productive organization during a time of reduced budgets and directed mission purification and base closures. Mr. Regan received his Bachelors Degree in Electronic Engineering from Colorado State University in 1965.

            (7) Charles E. Vandeveer, age 60, was elected to the Board of Directors on March 21, 1997, and is the Company's Sr. Vice President, Oxnard Operations. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

            (8) Charles H. Werner, age 74, was elected to the Board of Directors as of March 6, 1989. From March 1989 to December 1991 Mr. Werner served as President, Chief Executive Officer, and Chief Financial Officer. In January 1992 Mr. Werner became President of the Company and in August 1992 became the Company's Chief Operating Officer until November 19, 1993, when his title became President, Administration. Mr. Werner resigned from his position of President - Administration in July 1995. He remained on the Board of Directors. On August 26, 1998, the Company's Board of Directors established an Office of the Chief Executive (OCE), Mr. Werner was one of three Principal Executives of this office, which was discontinued on October 21, 1998. Prior to joining the Company, he served as Executive Vice President of Arrowsmith Industries, Inc., a wholly owned subsidiary of KDT Industries, Inc., of Austin, Texas. In 1986 and 1987, Mr. Werner served as a consultant to the Strategic Defense Initiative Organization in Washington, D.C. Previously, he had been a management consultant; Vice President of Marketing and Advanced Programs for Convair, San Diego, CA; Executive Vice President, Defense Systems, Emerson Electric Company; and Vice President and Chief Operating Officer of SSP Industries, Inc., Burbank, CA. He received his engineering degrees from Washington University in St. Louis and Ohio State University in Columbus, OH.

            Certain Significant Employees

            (9) Clifton L. Cooke, age 55, is Vice President for Corporate Development. Mr. Cooke was Executive Vice President of Titan Corporation, a billion dollar diversified technology company. Mr. Cooke's responsibilities at Titan were to maximize the commercial success of Titan's defense based technologies. In addition to his corporate responsibilities, Mr. Cooke was the general manager and CEO of the $170 million Titan Technologies Division. Mr. Cooke was founder and CEO of VisiCom Laboratories, which grew to over $50 million in revenue. VisiCom provides embedded real time products and services to its customers in industry and government. While at VisiCom, Mr. Cooke acquired six small companies that contributed significantly to revenue growth. VisiCom revenues are equally divided between products and services with 55% of sales to industry giants such as Kodak, Siemans, Motorola, Lockheed, Raytheon, Flight Safety, Boeing, Smith-Barney, Merrill Lynch, and Sun Microsystems. Prior to starting VisiCom in 1988, Mr. Cooke was founder and CEO of Advanced Digital Systems (ADS). ADS focused on providing engineering services for DoD satellite programs. Mr. Cooke received his BA degree in Applied Physics and Information Science from the University of California, San Diego.

            (10) Larry W. Cooke, age 52, is the founder and President of Testmasters, Inc., a wholly owned subsidiary of SYS. Mr. Cooke has 30 years of data processing experience with over 20 years specializing in testing application software with particular emphasis on implementing structured testing disciplines. Mr. Cooke formulated an effective test management tool that stresses the iterative nature of the testing process and the establishment of regression test bed environments. In 1992, Mr. Cooke founded Testmasters, Inc., a California corporation specializing in providing software quality consulting and automated testing tools. Testmasters offers a full range of software quality assurance services as well as complimentary products. Prior to Testmasters, Inc., Mr. Cooke spent 15 years providing management consulting services to financial services related clients including Bank of America, Security Pacific National Bank, Great Western Savings, and Wells Fargo Bank. The primary services provided were project management, test management for multi-million dollar projects, QA and QC training, and software quality process analysis. Mr. Cooke formulated quality assurance and quality control processes that provided clients practical solutions to their quality concerns. As an early pioneer in applying test automation with capture/replay tools; test data management tools and test driver utilities, Mr. Cooke implemented and deployed automated solutions for banking systems, county tax assessor systems, health care systems, insurance systems, and state and county department of human resource systems.

            (11) Henry J. DeMattia, age 69, is Vice President, East Coast Operations. Mr. DeMattia was recently hired to provide senior program management and business development in support of the growth of the Company's East Coast Operations. Prior to joining the Company, Mr. DeMattia developed a distinguished 44 year career utilizing his expertise in a variety of combat systems, logistics, engineering, and financial management programs for the U.S. Navy, Coast Guard, NASA, and Air Force. He holds a B.S. degree in Mathematics/Physics from West Virginia Wesleyan College, and did graduate study in the area of Digital Computers at George Washington University.

            (12) Larry W. Moe, age 47, is the Company's Vice President, Information Systems and Management Consulting, Oxnard Operations. Prior to this promotion he was the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a Fortune 500 Printing Company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consulting with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

            (13) R. Edward Shutters, age 69, Vice President for Technical and Management Services Business, San Diego Operations joined SYS in July 2000 as Vice President for C4I Business Development. Previously Mr. Shutters was Manager of San Diego Operations for Advanced Communications Services, Inc and Vice President, ACSS Business Department. Prior to that, he was Vice President, Navy C4I Systems at SAIC after his retirement from SSC San Diego in 1995 after more than 35 years of service. Mr. Shutters' final assignment at SSC was Deputy Technical Director, and among other positions he held during his Civil Service career he was Head of the Surveillance Department, Surface/Aerospace Department, Space Systems and Technology Division, and numerous Program Offices. Prior to joining SSC in 1959, Mr. Shutters served 4 years active duty in the Navy, and received his Bachelors Degree in Electrical Engineering from San Diego State University in 1959.

            (14) David O. White, age 58, joined SYS in July 2000 as Vice President for C4I Systems, San Diego Operations, and established a team of C4ISR subject matter experts to provide cutting-edge services to the DOD RDT&E and acquisition communities. Prior to joining SYS, Mr. White was Vice President ACS Services, following his position as Site Leader for MITRE San Diego operations. He joined MITRE upon retirement from the Navy in 1993. During his naval career Mr. White had numerous operational assignments which included commanding the USS Elmer Montgomery and Assistant Chief of Staff (Operations) for the USS Kitty Hawk Battle Group. His jobs ashore were Research and Development related, and included a tour at the Office of Naval Technology as a Program Element Manager as well as two tours at NCCOSC/NRaD as head of the Multi-Sensor Integration Division and Director of the Network Systems Engineering Office. As Commander, Navy Management Systems Support Office, Pacific, he directed development and implementation of Navy Tactical Systems Support software and hardware systems for all PACOM Navy and USMC commands. Mr. White received his B. S. from the University of Central Arkansas (UCA) and has done MBA graduate work at Southern Illinois University, Evansville and National University.

            (15) William P. Wilund, age 54, is the Company's Vice President, Engineering and Logistics, Oxnard Operations. Mr. Wilund joined SYS in 1996 and has held various management, supervisory and project positions, including Program Manager for the Naval Architecture and Marine Engineering contract. He retired from the United States Navy in 1993 as a Supply Corps Captain and prior to joining the Company held senior management positions in two medium-sized companies. Mr. Wilund served as Supply Officer of three Navy ships including the USS New Jersey (BB 62) and served in a variety of Program Management and staff positions ashore, including several tours in Washington, D.C. Headquarters Commands. Mr. Wilund holds a Bachelors Degree in Accounting from the University of Idaho and a Masters Degree in Business Administration from the Naval Postgraduate School. He is also a graduate of the Naval War College, the Industrial College of the Armed Forces and the Carnegie Mellon Program for Executives.

            Officers or Directors Resigning or Term Ending in 2001:

            None.

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

            None of the organizations described in paragraphs (1) through (15) above is affiliated with the Company.

            Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during Fiscal year 2001, its executive officers and directors complied with Section 16(a) requirements.

Item 10. Executive Compensation

    The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 2001 and 2000 for services in all capacities to the CEO and each officer, the sum of whose cash and cash-equivalent forms of remuneration during such years exceeded $100,000, and the remuneration paid during such years to all executive officers as a group (number):

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Other
W. Gerald Newmin Chairman, CEO, CFO Michael W. Fink Sr. Vice President Kenneth D. Regan Sr. Vice President Charles E. Vandeveer Sr. Vice President	2001	$156,667 $104,682 $114,403 $104,680	None None None None
All Executive Officers (5) as a Group	2001	$499,962	None

Lawrence L. Kavanau [1] Chairman W. Gerald Newmin [2] Chairman, CEO, CFO Charles E. Vandeveer Executive Vice President	2000	$54,740 $60,008 $95,871	$3,500 None $6,000
All Executive Officers (4) as a Group	2000	$292,747	$12,500

    1 Lawrence L. Kavanau was the Company's Chairman from July 1, 1999 through January 19, 2000.

    2 W. Gerald Newmin assumed the duties of Chairman on January 19, 2000 in addition to the CEO and CFO duties.

    During Fiscal Year 2001, each Director of the Company (excluding full time executive officers) received stock options for Company common stock (see below for amounts and stock option prices) plus approved expenses per month. During the last year, the Board of Directors of the Company held ten Board of Director meetings. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.

    The following is a list of common stock options given to directors and officers as of June 30, 2001:

Name and Title	Grant Date	# of shares	Option Price	Expiration Date
Mowry - Former Director	05/21/97	12,513	$0.47	03/21/04
Anderson - Former Director	11/19/97	12,000	$0.75	11/19/03
Carroll - Former Director	11/19/97	12,000	$0.75	11/19/03
Mowry - Former Director	11/19/97	12,000	$0.75	11/19/03
Newmin - Director	11/19/97	12,000	$0.75	11/19/03
Werner - Director	11/19/97	12,000	$0.75	11/19/03
Wood - Former Director	11/19/97	9,800	$0.75	11/19/03
Anderson - Former Director	09/01/98	5,000	$0.68	09/01/04
Carroll - Former Director	09/01/98	5,000	$0.68	09/01/04
Mowry - Former Director	09/01/98	12,000	$0.68	09/01/04
Newmin - Director	09/01/98	1,645	$0.68	09/01/04
Werner - Director	09/01/98	12,000	$0.68	09/01/04
Wood - Former Director	09/01/98	5,000	$0.68	09/01/04
Harasty - Director	09/01/99	5,387	$0.625	09/01/05
Maxwell - Director	09/01/99	9,300	$0.625	09/01/05
Mowry - Former Director	09/01/99	700	$0.625	09/01/05
Werner - Director	09/01/99	10,000	$0.625	09/01/05
Maxwell -Director	09/21/99	25,000	$1.00	09/21/06
Harasty - Director	09/30/00	3,000	$0.88	09/30/03
Maxwell - Director	09/30/00	4,000	$0.88	09/30/03
Werner - Director	09/30/00	3,500	$0.97	09/30/03
Harasty - Director	12/31/00	1,000	$0.67	12/31/03
Maxwell - Director	12/31/00	1,000	$0.67	12/31/03
Werner - Director	12/31/00	1,000	$0.74	12/31/03
Harasty - Director	03/31/01	3,000	$0.94	03/31/04
Maxwell - Director	03/31/01	3,000	$0.94	03/31/04
Werner - Director	03/31/01	3,000	$1.03	03/31/04
Harasty - Director	06/30/01	4,500	$1.13	06/30/04
Maxwell - Director	06/30/01	4,500	$1.13	06/30/04
Werner - Director	06/30/01	4,500	$1.24	06/30/04
Vandeveer -Officer	06/03/98	60,000	$0.71	06/03/03
Fink - Officer	06/03/98	50,000	$0.71	06/03/03
Regan - Officer	05/01/01	90,000	$1.00	05/01/06
Gagnon - Officer	05/07/01	40,000	$1.00	05/07/06
Vandeveer -Officer	06/19/01	40,000	$1.25	06/19/06
Fink - Officer	06/19/01	25,000	$1.25	06/19/06
All other employees	various	1,126,000	various	various
Total options outstanding		1,640,345

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners (as of June 30, 2001) (Source of Information:  Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does include outstanding stock options:

		Amount and Nature
	Name and Address of	of Beneficial	Percent of
Title of Class	Beneficial Owner	Owner [1]	Class [2]
Common Stock	Charles H. Werner	743,566 [3]	21.8%
Without Par	P.O. Box 1966
Value	Rancho Santa Fe, CA 92067
	Lawrence L. Kavanau	298,189 (Direct)	13.7%
	3320-140 Caminito East Bluff	162,333 (As Trustee
	La Jolla, CA 92037	or Executor, With Voting Rights)
	W. Gerald Newmin	286,324 [4]	8.5%
	48 Admiralty Cross
	Coronado, CA 92118
	Charles E. Vandeveer	219,616 [5]	6.3%
	8203 Tiara Street
	Ventura, CA 93004
	Larry W. Cooke	200,000	6.0%
	5801 Jeffries Ranch Road
	Oceanside, CA 92057

1     To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2     A total of 3,362,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3     The following stock options of Mr. Werner are included in the stock total: (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share; (2) granted 9/1/98, 12,000 shares, option price of $0.68 per share, (3) granted 9/1/99, 10,000 shares, option price of $0.625 per share, (4) granted 9/30/00, 3,500 shares, option price of $0.97 per share, (5) granted 12/31/00, 1,000 shares, option price of $0.74 per share, (6) granted 3/31/01, 3,000 shares, option price of $1.03 per share and (7) granted 6/30/01, 4,500 shares, option price of $1.24 per share. Mr. Werner has a total of 46,000 shares that may be purchased through stock options. The total shown here includes these stock options.

4     The following stock options of Mr. Newmin are included in the stock total: (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share and (2) granted 9/1/98, 1,645 shares, option price of $0.68 per share. Mr. Newmin has a total of 13,645 shares that may be purchased through stock options. The total shown here includes these stock options.

5     The following stock options of Mr. Vandeveer are included in the stock total: (1) granted 6/3/98, 60,000 shares, option price of $0.71 per share and (2) granted 6/19/01, 40,000 shares, option price of $1.25 per share. Mr. Vandeveer has a total of 100,000 shares that may be purchased through stock options. The total shown here includes these stock options.

      (b)     Security Ownership of Management (as of June 30, 2001) (Source of Information:  Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does include outstanding stock options:

		Amount and Nature
	Name and Title of	of Beneficial	Percent of
Title of Class	Beneficial Owner	Owner [1]	Class [2]
Common Stock	Charles H. Werner	743,566 [3]	21.8%
Without Par Value	(Director)
	W. Gerald Newmin	286,324 [4]	8.5%
	(Chairman, CEO, CFO)
	Charles E. Vandeveer	219,616 [5]	6.3%
	(Director, Sr. Vice President)
	Larry W. Cooke	200,000	6.0%
	(President, Testmasters, Inc.)
	Michael W. Fink	121,980 [6]	3.6%
	(Sr. Vice President)
	Kenneth D. Regan	93,000 [7]	2.7%
	(Sr. Vice President)
	Kameron W. Maxwell	46,800 [8]	1.4%
	(Director)
	Zoltan A. Harasty	43,594 [9]	1.2%
	(Director)
	Linda E. Gagnon	40,000 [10]	1.2%
	(Sr. Vice President)
	All Directors and	1,794,880 [11]	47.4%
	Officers as a Group

1     To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2     A total of 3,362,732 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3     The following stock options of Mr. Werner are included in the stock total: (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share; (2) granted 9/1/98, 12,000 shares, option price of $0.68 per share, (3) granted 9/1/99, 10,000 shares, option price of $0.625 per share, (4) granted 9/30/00, 3,500 shares, option price of $0.97 per share, (5) granted 12/31/00, 1,000 shares, option price of $0.74 per share, (6) granted 3/31/01, 3,000 shares, option price of $1.03 per share and (7) granted 6/30/01, 4,500 shares, option price of $1.24 per share. Mr. Werner has a total of 46,000 shares that may be purchased through stock options. The total shown here includes these stock options.

4     The following stock options of Mr. Newmin are included in the stock total: (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share and (2) granted 9/1/98, 1,645 shares, option price of $0.68 per share. Mr. Newmin has a total of 13,645 shares that may be purchased through stock options. The total shown here includes these stock options.

5     The following stock options of Mr. Vandeveer are included in the stock total: (1) granted 6/3/98, 60,000 shares, option price of $0.71 per share and (2) granted 6/19/01, 40,000 shares, option price of $1.25 per share. Mr. Vandeveer has a total of 100,000 shares that may be purchased through stock options. The total shown here includes these stock options.

6     The following stock options of Mr. Fink are included in the stock total: (1) granted 6/3/98, 50,000 shares, option price of $0.71 per share and (2) granted 6/19/01, 25,000 shares, option price of $1.25 per share. Mr. Fink has a total of 75,000 shares that may be purchased through stock options. The total shown here includes these stock options.

7     The following stock option of Mr. Regan is included in the stock total: (1) granted 5/1/01, 90,000 shares, option price of $1.00 per share. Mr. Regan has a total of 90,000 shares that may be purchased through stock options. The total shown here includes these stock options.

8     The following stock options of Mr. Maxwell are included in the stock total: (1) granted 9/1/99, 9,300 shares, option price of $0.625 per share, (2) granted 9/21/99, 25,000 shares, option price of $1.00 per share, (3) granted 9/30/00, 4,000 shares, option price of $0.88 per share, (4) granted 12/31/00, 1,000 shares, option price of $0.67 per share, (5) granted 3/31/01, 3,000 shares, option price of $0.94 per share and (6) granted 6/30/01, 4,500 shares, option price of $1.13 per share. Mr. Maxwell has a total of 46,800 shares that may be purchased through stock options. The total shown here includes these stock options.

9     The following stock options of Mr. Harasty are included in the stock total: (1) granted 9/1/99, 5,387 shares, option price of $0.625 per share, (2) granted 9/30/00, 3,000 shares, option price of $0.88 per share, (3) granted 12/31/00, 1,000 shares, option price of $0.67 per share, (4) granted 3/31/01, 3,000 shares, option price of $0.94 per share and (5) granted 6/30/01, 4,500 shares, option price of $1.13 per share. Mr. Harasty has a total of 16,887 shares that may be purchased through stock options. The total shown here includes these stock options.

10     The following stock option of Ms. Gagnon is included in the stock total: (1) granted 5/7/01, 40,000 shares, option price of $1.00 per share. Ms. Gagnon has a total of 40,000 shares that may be purchased through stock options. The total shown here includes these stock options.

11     Current officers and directors hold a total of 428,332 stock options. The total shown here includes these stock options.

    No director or officer of the Company is the beneficial owner of any shares of the Company's Preferred Stock, $0.50 par value, or Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

        (c) Changes in Control. None

Item 12. Certain Relationships and Related Transactions.

    During the year ended June 30, 2001, the Board of Directors granted stock purchase options to three outside directors exercisable at various prices per share. Some of these purchase options contain certain buyback provisions which become effective in the event of termination of directorship.

    The Company's wholly owned subsidiary, Testmasters, Inc., was owned by Larry Cooke. Larry Cooke remains Testmasters' President. Cliff Cooke is an employee of the Company and is Larry Cooke's brother. Testmasters has a note outstanding with Cliff Cooke. Cliff Cooke is not an officer of the Company.

    The Company had a Letter of Intent (LOI) to merge with High Technology Solutions, Inc. (HTS). The LOI has expired and there is no intent at this time to proceed with merger discussions with HTS.

    Subsequent to year end, the Company issued 84,229 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares were part of the Company's contribution to the employees for 2001.

    Subsequent to year end, the Company issued 11,904 shares of common stock to three of the Company's directors (Zoltan Harasty, 3,571; Kameron Maxwell, 4,365 and Charles Werner, 3,968). These shares were part of the directors compensation for 2001.

    Subsequent to year end, the Company entered into an agreement with Scripps Ventures, Inc. in which Scripps Ventures will assist the Company in the raising of capital. Scripps Ventures plans to raise between $300,000 to $1,500,000. The raised capital will be used by the Company to continue its growth.

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

            1.14  On December 22, 2000, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Paragon Systems, Inc, and is incorporated by this reference.

            1.15  On March 9, 2001, the Company filed a Form 8-K announcing that it had signed a Letter of Intent to acquire Testmasters, Inc, and is incorporated by this reference.

            1.16  On July 24, 2001, the Company filed a Form 8-K disclosing that the Company was terminating all negotiations and the Letter of Intent to acquire Paragon Systems, Inc, and is incorporated by this reference.

    (b) Exhibits to this Form 10-KSB are listed in subsection (1) above.

    (c) None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By:/s/W. Gerald Newmin	Date: 10/12/01
W. GERALD NEWMIN
Chief Executive Officer and
Chief Financial Officer
By:/s/Michael W. Fink	Date: 10/12/01
MICHAEL W. FINK
Sr. Vice President, Finance and
Administration, Secretary

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ W. Gerald Newmin	Date: 10/12/01
W. GERALD NEWMIN
Chairman
By: /s/ Zoltan A. Harasty	Date: 10/12/01
ZOLTAN A. HARASTY
Director
By:/s/ Kameron W. Maxwell	Date: 10/12/01
KAMERON W. MAXWELL
Director
By: /s/ Charles E. Vandeveer	Date: 10/12/01
CHARLES E. VANDEVEER
Director
By:	Date:
CHARLES H. WERNER
Director

SYS AND SUBSIDIARY
________________________

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
________________________

YEARS ENDED JUNE 30, 2001 AND 2000

SYS AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	F-2
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001 AND 2000	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001 AND 2000	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7/20

* * *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
SYS

We have audited the accompanying consolidated balance sheets of SYS and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYS and Subsidiary as of June 30, 2001 and 2000, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                    By:  /s/J. H. Cohn LLP

San Diego, California
October 4, 2001

SYS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash	$ 24,535	$ 311,044
Contract receivables, net of allowance for doubtful
accounts of $26,000	2,809,494	1,729,032
Other receivables	57,168	51,779
Deferred tax assets	106,000	69,000
Other current assets	30,000	100,265
Total current assets	3,027,197	2,261,120
Furniture and equipment, less accumulated depreciation and
amortization of $693,391 and $601,875	434,289	282,111
Capitalized software, net of accumulated amortization of $44,087
and $28,594	259,737	251,817
Other assets	18,580	17,330
Totals	$3,739,803 ========	$2,812,378 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under bank line of credit	$ 720,127	$ 211,946
Accounts payable	163,437	224,965
Accrued payroll and related taxes	526,396	322,782
Income taxes payable	137,844	125,292
Other accrued liabilities	22,921	93,579
Current portion of related party note payable	10,000	38,799
Current portion of note payable	36,319
Current portion of capital lease obligations	43,873	13,296
Total current liabilities	1,660,917	1,030,659
Note payable, net of current portion	39,834	226,743
Related party note payable, net of current portion	20,800
Capital lease obligations, net of current portion	114,366	30,941
Deferred tax liabilities	25,000	36,000
Total liabilities	1,860,917	1,324,343
Commitments and contingencies
Stockholders' equity:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized; 110,000 shares issued and outstanding	55,000	55,000
9% convertible preference stock, $1.00 par value; 2,000,000 shares
authorized; 69,781 Series B shares issued and outstanding	69,781	69,781
Common stock, no par value; 48,000,000 shares authorized;
3,362,732 shares issued and outstanding	662,732	532,732
Unearned ESOP compensation	(53,308)	(84,923)
Retained earnings	1,144,681	915,445
Total stockholders' equity	1,878,886	1,488,035
Totals	$3,739,803 ========	$2,812,378 ========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001 AND 2000

	2001	2000
Contract revenues	$11,614,341	$10,398,793
Costs and expenses:
Contract costs	9,923,412	9,500,991
General and administrative expenses	1,200,068	758,219
Totals	11,123,480	10,259,210
Income from operations	490,861	139,583
Other (income) expense:
Interest income	(10,350)	(15,204)
Interest expense	95,632	35,574
(Gain) loss on sale and disposition of equipment	(957)	3,131
Totals	84,325	23,501
Income before income taxes	406,536	116,082
Provision for income taxes	165,000	192,700
Net income (loss)	241,536	(76,618)
Preferred dividends requirements	8,480	8,480
Net income (loss) applicable to common stock	$ 233,056 ========	$ (85,098) ========
Basic net income (loss) per common share	$ 0.07 ========	$ (0.03) ========
Diluted net income (loss) per common share	$ 0.07 ========	$ (0.03) ========

See Notes to Consolidated Financial Statements.

                                                                                                     SYS AND SUBSIDIARY

                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                       YEARS ENDED JUNE 30, 2001 AND 2000
	Convertible Preferred Stock		Convertible Series B Preference Stock		Common Stock		Unearned ESOP	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Earnings	Total
Balance, July 1, 1999	110,000	$55,000	69,781	69,781	3,436,732	$501,644		$1,117,351	$1,743,776
Issuance of common stock for cash					50,000	50,000			50,000
Cash dividends on 4% convertible preferred stock								(2,200)	(2,200)
Cash dividends on 9% convertible Series B preference stock								(15,691)	(15,691)
Purchase of 130,060 unearned ESOP shares							$(130,060)		(130,060)
Release of 45,137 ESOP shares for compensation							45,137		45,137
Shares returned in exchange for cancellation of receivable and issuance of stock options					(124,000)	(18,912)		(91,448)	(110,360)
Cash dividend to subsidiary shareholder								(15,949)	(15,949)
Net loss	--------	--------	------	--------	--------	--------	--------	(76,618)	(76,618)
Balance, June 30, 2000	110,000	55,000	69,781	69,781	3,362,732	532,732	(84,923)	915,445	1,488,035
Cash dividends on 4% convertible preferred stock								(2,200)	(2,200)
Cash dividends on 9% convertible Series B preference stock								(6,280)	(6,280)
Release of 31,615 ESOP shares for compensation							31,615		31,615
Cash dividend to subsidiary shareholder								(3,820)	(3,820)
Issuance of options for related party note payable						130,000			130,000
Net income	--------	--------	--------	--------	--------	--------	--------	241,536	241,536
Balance, June 30, 2001	110,000 ========	$55,000 ========	69,781 =======	$69,781 ========	3,362,732 ==========	$662.732 ========	$ (53,308) =========	$1,144,681 =========	$1,878,886 ==========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000

	2001	2000
Operating activities:
Net income (loss)	$ 241,536	$ (76,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175,381	144,051
(Gain) loss on sale and disposition of equipment	(957)	3,131
Issuance of common stock and options in connection with restructured
note receivable		13,640
Accretion of debt discount	10,800
Release of ESOP shares for compensation	31,615	45,137
Deferred income taxes	(48,000)	17,000
Write-off of notes receivable, including accrued interest	35,078
Changes in operating assets and liabilities:
Contract receivables	(1,080,462)	230,783
Other receivables	(5,389)	(50,855)
Other current assets	35,187	70,686
Other assets	(1,250)	(798)
Accounts payable	(61,528)	(237,688)
Accrued payroll and related taxes	203,614	(11,413)
Income taxes payable	12,552	(3,390)
Other accrued liabilities	(70,658)	(23,203)
Net cash provided by (used in) operating activities	(522,481)	120,463
Investing activities:
Acquisition of furniture and equipment	(232,844)	(115,114)
Proceeds from sale of equipment	42,946	9,793
Purchase of unearned ESOP shares		(130,060)
Capitalization of software costs	(23,414)	(235,446)
Net cash used in investing activities	(213,312)	(470,827)
Financing activities:
Net line of credit borrowings	508,181	153,526
Proceeds from notes payable		257,000
Payments of notes payable	(39,389)	(91,786)
Payments of capital lease obligations	(7,208)	(11,422)
Payments of dividends	(8,480)	(17,891)
Cash dividend to subsidiary shareholder	(3,820)	(15,949)
Proceeds from issuance of common stock	--------	50,000
Net cash provided by financing activities	449,284	323,478
Net decrease in cash	(286,509)	(26,886)
Cash, beginning of year	311,044	337,930
Cash, end of year	$ 24,535 ========	$ 311,044 ========
Supplemental disclosure of cash flow data:
Interest paid	$ 84,832 ========	$ 35,574 ========
Income taxes paid	$ 69,449 ========	$ 178,800 ========
Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease obligations	$ 121,210 ========
Issuance of options granted in connection with related party note payable	$ 130,000 ========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

    Organization:

        SYS was incorporated in 1966 in the State of California. SYS provides management and technical services in systems planning, management and analysis, systems engineering, naval architecture, marine engineering, ordnance engineering, logistics analysis and engineering, operations analysis, hazardous materials reduction studies, computer systems analysis, office automation, information management systems and related support services. SYS also provides hardware integration and fabrication services.

        Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide their clients early warnings to issues or processes that will inhibit the success of the project. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. These services include: Independent Verification and Validation; test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); test tool selection; and quality assurance training. Some current and past clients include: Bank of America, California Federal, Sanwa Bank, Ameriquest Mortgage, Sony Pictures Entertainment, California Power Exchange, and Thomson Corporation.

    Principles of consolidation:

        The consolidated financial statements include the accounts of SYS and its wholly-owned subsidiary, Testmasters, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

    Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Revenue recognition:

        Generally, revenues are derived from contracts with agencies of the U.S. Government. Revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the "DCAA") before final acceptance. Revenues have been recorded at amounts expected to be realized upon final settlement. Anticipated contract losses are recognized in the period in which they are identified.

SYS AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (continued):

    Software development costs:

        Software development costs are capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized using the straight-line method over five years.

    Furniture and equipment:

        Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $242,442 and $136,882 and accumulated amortization of $113,179 and $98,240 at June 30, 2001 and 2000, respectively.

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

    Stock options:

        In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (continued):

    Earnings (loss) per common share:

        Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period.

        The following table summarizes the calculation of basic and diluted earnings (loss) per common share for each period:

	2001	2000
Numerators:
Net income (loss) (A)	$ 241,536	$ (76,618)
Deduct preferred dividend requirements	8,480	8,480
Net income (loss) applicable to common
stock (B)	$ 233,056 ========	$ (85,098) ========
Denominators:
Weighted average shares for basic net
earnings per common share (C)	3,307,166	3,371,743
Add effects of dilutive securities from
assumed exercise of stock options
and application of treasury stock method	176,339
Weighted average shares for diluted net
earnings (loss) per common share (D)	3,483,505 ========	3,371,743 ========
Basic net earnings (loss) per common
share (B divided by C)	$0.07 ========	$(0.03) ========
Diluted net earnings per common share (B divided D)	$0.07 ========

        For 2000, diluted earnings per share have not been presented because the assumed exercise of the Company's outstanding options would be antidilutive.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (concluded):

    Income taxes:

        The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Note 3 - Contract receivables:

    Contract receivables consist of the following at June 30, 2001 and 2000:

	2001	2000
Amounts billed, less allowance for doubtful
accounts of $7,000	$1,036,447	$ 721,713
Recoverable costs and accrued profit on
progress completed - not billed	787,188	314,799
Retentions, due upon completion of contracts	198,532	157,653
Recoverable costs subject to closure of
contracts - not billed, less allowance
for doubtful accounts of $19,000	787,327	534,867
Totals	$2,809,494 ========	$1,729,032 ========

    At June 30, 2001, recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed in July 2001. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 2001 are expected to be collected in fiscal 2002 and 2003.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contract receivables (concluded):

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

    During the period from July 1, 1999 to September 21, 1999, the balance of the receivable from the Former Affiliate had increased to approximately $179,000. On that date, the Company, the Former Affiliate and the former director entered into certain agreements resulting in the resignation of the former director and the issuance of a promissory note by the Former Affiliate and the former director with respect to the payment of the $179,000 balance due to the Company. The note, which had a stated interest rate of 10%, was originally scheduled to mature on December 31, 1999, was guaranteed by the former director and was collateralized by certain of the Former Affiliate's accounts receivable and 124,000 shares of the Company's common stock owned by the former director.

    The note was not repaid on the date due and the Company foreclosed on the 124,000 shares. The shares had a fair value of approximately $124,000 at the time of the foreclosure and, accordingly, the balance due from the Former Affiliate was reduced by that amount. In addition, the Company, the Former Affiliate and the former director entered into certain other agreements resulting in the issuance of a promissory note by the Former Affiliate and the former director with respect to the payment of the remaining $55,000 balance due to the Company and the issuance by the Company of an option for the purchase of 124,000 shares of its common stock by the former director at $1.00 per share (see Note 8). The new note, which also bore interest at 10% and was guaranteed by the former director and collateralized by certain of the Former Affiliate's accounts receivable, was initially due on June 30, 2000. During 2001 and 2000, the Company collected approximately $21,200 on the new note. At June 30, 2001, the Company wrote-off the remaining balance of approximately $35,000, including accrued interest, as management believes the ultimate collectibility of the remaining balance was unlikely.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Line of credit:

    At June 30, 2001, the Company had an outstanding balance of $720,127, including accrued interest under an $850,000 revolving line of credit provided by a bank which was to expire on October 15, 2001. On September 17, 2001, the borrowing limit increased to $1,500,000. The borrowings under the line of credit are limited to 80% of qualifying contract receivables, collateralized by substantially all of the assets of the Company, as amended, and bore interest at 1.0% above a specified prime rate. Among other things the terms of the line of credit agreement require the Company to maintain certain financial ratios and reporting requirements. Although the Company was not in compliance with certain reporting requirements under the agreement, the bank has not called the loan as of October 4, 2001.

Note 6 - Notes payable:

    The Company has a note payable to a related party with a gross outstanding balance of $150,000 as of June 30, 2001. This note, as amended, bears interest at 10% and matures on October 15, 2003. In addition, the noteholder was granted incentive and restrictive stock options to purchase 250,000 shares of common stock at a price of $1.00 per share, the market value of the Company's common stock at the grant date. The options vest immediately and expire 30 days after the final payment of the note. The options had a fair value of $130,000 as of the date of issuance; accordingly, the Company has discounted the note by $130,000 and is amortizing the discount over the term of the note. The Company recognized $10,800 of additional interest expense in the accompanying consolidated statement of operations for the year ended June 30, 2001 related to the accretion of this debt discount. As a result, the carrying value of the note payable was $30,800 at June 30, 2001. Principal amounts due under the obligation in years subsequent to June 30, 2001 are as follows:

Fiscal Year
Ending	Amount
2002	$50,000
2003	75,000
2004	25,000

    As of June 30, 2001, the Company has notes payable to a bank with an aggregate principal balance of $76,153. These notes bear interest at effective rates ranging from 10.25% to 10.50%. The terms of the notes require the Company to maintain certain financial ratios with which the Company was in compliance. Principal amounts due under these obligations in years subsequent to June 30, 2001 are as follows:

Fiscal Year
Ending	Amount
2002	$36,319
2003	39,834

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Leases:

    The Company has noncancelable operating leases for its offices which expire at various dates through July 2006. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $327,500 and $298,300 in 2001 and 2000, respectively.

    The Company also leased certain computer equipment under capital leases which expire in August 2005.

    Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 2001 are as follows:

	Operating	Capital
	Leases	Leases
2002	$ 493,000	$ 58,070
2003	457,000	52,574
2004	232,400	38,114
2005	141,600	34,467
2006	137,000	4,871
Totals	$1,461,000 =========	188,096
Less amounts representing interest		29,857
Present value of minimum lease payments		158,239
Less current portion		43,873
Long-term portion		$114,366 ========

Note 8 - Stockholders' equity:

    Convertible preferred stock:

        The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 2001. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. At June 30, 2001, there were 110,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $.50 per share plus all accumulated and unpaid dividends.

        Cash dividends paid on the preferred stock totaled $2,200 in both 2001 and 2000.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

    Convertible preference stock:

        The Company has been authorized to issue up to 2,000,000 shares of preference stock, of which 139,561 shares were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value) and issued in 1996. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock, without any cumulative dividends, had been convertible into two shares of common stock until a maximum of 139,561 common shares had been issued upon conversion of 69,781 shares of preference stock. During 1999, a total of 864 shares of preference stock were converted into 1,728 shares of common stock, and the maximum number of shares had been converted. Accordingly, 69,781 shares of preference stock remained outstanding as of June 30, 2001 and 2000. Cash dividends paid on the preference stock totaled $6,280 and $15,691 in 2001 and 2000, including dividends in arrears of $9,429 in 2000, respectively. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

Incentive stock option and restricted stock plan:

    On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan"), which was modified and ratified by the Company's stockholders during 1998. The Plan provides for grants by the Board of Directors of incentive stock options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. Restricted stock options for the purchase of 276,000 and 54,387 shares were granted in 2001 and 2000, respectively. Incentive stock options for the purchase of 835,000 and 5,000 shares were granted in 2001 and 2000, respectively. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

    Other stock options:

        As explained in Note 4, during the year ended June 30, 2000, the Company granted an option that is not covered under the Plan for the purchase of 124,000 shares of its common stock to a former director in connection with the restructuring of the Company's short-term note receivable from the Former Affiliate and the former director. The option was exercisable at $1.00 per share and expired on June 30, 2001. The Company included a noncash charge of $13,640 in general and administrative expenses based on the estimated fair value of the option at the date of grant. The fair value of the option was determined based on the provisions of SFAS 123 using the Black-Scholes option-pricing model.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

    Additional required disclosures related to stock options:

        The following table summarizes certain information regarding stock options at June 30, 2001 and 2000:

	2001		2000
		Weighted		Weighted
	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price
Options outstanding at
beginning of year	653,345	$0.78	492,445	$0.71
Options granted	1,111,000	$1.05	183,387	$0.94
Options cancelled	(124,000)	$1.00	(22,487)	$0.56
Options outstanding at
end of year	1,640,345 ========	$0.94	653,345 ========	$0.78
Option price range at end of year	$0.47 to $1.25		$0.47 to $1.00
Weighted average fair value of
options granted during the year	$0.71 ========		$0.62 ========

    The following table summarizes information about stock options outstanding at June 30, 2001, all of which were at fixed prices:
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.47 - $0.68	116,545	2.6 Years	$0.63	94,945	$0.63
$0.71 - $0.97	412,300	1.9 Years	0.75	325,800	0.76
$1.00 - $1.25	1,111,500	3.9 Years	1.05	378,571	1.01
	1,640,345 ========			799,316 ========

    At June 30, 2001, the Company was authorized to grant incentive stock options and restricted stock options for the purchase of 559,000 and 655 shares of common stock, respectively.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (concluded):

    Additional required disclosures related to stock options (concluded):

        Since the Company has adopted the disclosure-only provisions of SFAS 123 and all of the stock options granted to its employees were granted at the fair market value on the date of grant, no compensation cost was recognized in the accompanying consolidated financial statements for those stock options. Had compensation cost been determined based on the fair value at the grant date for all awards to employees consistent with the provisions of SFAS 123, the Company's net income (loss) and net earnings (loss) per common share would have been reduced (increased) to the pro forma amounts set forth below:

	2001	2000
Net income (loss) - as reported	$241,536	$ (76,618)
Net income (loss) - pro forma	79,979	(145,329)
Basic and diluted earnings (loss) per common
share - as reported	$.07	$(.03)
Basic and diluted income (loss) per common
share - pro forma	$.02	$(.04)

    The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000
Dividend yield	0%	0%
Expected volatility	90%	96%
Risk-free interest rate	6.5%	6.5%
Expected lives	2 to 5 years	5 years

Note 9 - Income taxes:

    The provision for income taxes in 2001 and 2000 consists of the following:

	2001	2000
Current:
Federal	$ 168,000	$ 135,700
State	45,000	40,000
	213,000	175,700
Deferred:
Federal	(41,000)	14,200
State	(7,000)	2,800
	(48,000)	17,000
Totals	$ 165,000 ========	$ 192,700 ========

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income taxes (concluded):

    Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 and 2000 are shown below:

	2001	2000
Deferred tax assets due to accrued vacation
expense and allowance for doubtful accounts	$106,000	$ 69,000
Deferred tax liabilities due to book and tax
depreciation expense differences	(25,000)	(36,000)
Net deferred tax assets	$ 81,000 ========	$ 33,000 ========

    The expected income tax provision, computed based on the Company's pre-tax income in 2001 and 2000 and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2001	2000
Expected tax provision at statutory rates	$138,200	$ 39,500
Loss of subsidiary acquired in a pooling of
interests transaction	27,800	122,200
State taxes, net of Federal benefit	25,000	28,000
Other	(26,000)	3,000
Totals	$165,000 ========	$192,700 ========

Note 10- Defined contribution plans:

    The Company sponsors defined contribution plans for the benefit of those employees that meet the eligibility requirements. During 2001 and 2000, the Company sponsored a deferred savings and profit sharing plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Participating employees make voluntary contributions to the 401(k) Plan. The Company also makes discretionary contributions to the 401(k) Plan. All contributions are subject to certain limits set forth in the Code. The Company had agreed to match 50% of each employee's annual contributions provided the matching amount did not exceed 3% of the employee's annual compensation. Contributions to the 401(k) Plan by the Company totaled $40,968 in 2000.

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

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Defined contribution plans (concluded):

    During 2000, the Board of Directors authorized the Trustee of the ESOP to purchase 130,060 shares of the Company's outstanding common stock (including the purchase of 107,000 shares from one of the Company's directors) for $130,060 or $1.00 per share. The purchase price was based on the estimated fair value of the shares as determined through an independent appraisal. The ESOP financed the purchase of the common stock through loans from the Company bearing interest at 10% that have no specific due dates. The common stock held by the ESOP is released for allocation to the participating employees as contributions are made at the discretion of the Company. The Company accounts for the contributions to the ESOP based on the fair value of the common stock at the time the shares are released and reflects the cost of the unreleased shares as unearned ESOP compensation, which is shown separately as a reduction of stockholders' equity in the consolidated balance sheet. The Company charged $31,615 and $45,137 to compensation expense for the fair value of 31,615 and 45,137 shares of common stock released to the ESOP on a discretionary basis for allocation to employees during 2001 and 2000, and it has reflected the cost of $53,308 and $84,923 for the 53,308 and 84,923 unallocated shares as unearned ESOP compensation in the accompanying consolidated balance sheets as of June 30, 2001 and 2000. The fair value of the 53,308 unallocated shares was approximately $66,600 as of June 30, 2001. As of June 30, 2000, the cost was equal to the fair value of the unallocated shares.

    During 2001, the Company made contributions in common stock to the ESOP totaling approximately $96,000, which was charged to compensation expense. The amount contributed is paid by issuing the Company's common stock. These shares were issued subsequent to the balance sheet date.

Note 11- Fair value of financial instruments:

    The Company's financial instruments at June 30, 2001 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable and notes payable. In the opinion of management, (i) cash, contract and other receivables and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 12- Business combinations:

    On May 4, 2001, a business combination between Testmasters, Inc. and SYS was completed, whereupon SYS exchanged 200,000 shares of its common stock for all of Testmasters, Inc. outstanding common stock. The transaction was accounted for as a pooling of interests. As a result, Testmasters, Inc. became a wholly-owned subsidiary of SYS. The accompanying consolidated financial statements for 2001 prepared as if the companies were combined for the full year, and financial statements of the prior year have been restated to give effect to the consolidation.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Business combinations (concluded):

    Summarized results of operations of SYS and Testmasters, Inc. for the period from July 1, 2000 to May 4, 2001, the date of acquisition, are as follows:

	SYS	Testmasters, Inc.
Revenues	$8,530,297	$1,011,540
Net income (loss)	257,794	(50,533)

    The following is a reconciliation of the amounts of revenues and net income (loss) previously reported for 2000 with restated amounts:

	Revenues	Net Income (Loss)
As previously reported	$ 7,486,401 ==========	$ 239,295 ==========
Testmasters, Inc.	$ 2,912,392	$(315,913)
SYS	7,486,401	239,295
As restated	$10,398,793 ==========	$ (76,618) ==========

Note 13- Segment information:

    The Company reports segment sales in the same format reviewed by the Company's Chief Operating Decision Maker ("CODM"). The CODM identifies the Company's segments based on the customer base. These segments offer services to different markets in accordance with their customer base. Accordingly, the Company's two business segments are centered on the operations associated with the SYS Division and the Testmasters Division. All of the Company's operations are conducted in the United States. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company has no significant intersegment sales or transfers.

SYS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Segment information (concluded):

    Net revenues, income (loss) before provision for income taxes and other related segment information for the years ended June 30, 2001 and 2000 follows:

	SYS	Testmaster, Inc.	Total
2001
Net revenues	$10,514,875	$1,099,466	$11,614,341
Income (loss) before
provision for income taxes	484,070	(77,534)	406,536
Depreciation and amortization	138,051	37,330	175,381
Total assets	3,392,878	346,925	3,739,803
Additions to furniture and equipment	354,054		354,054
2000
Net revenues	$7,486,401	$2,912,392	$10,398,793
Income (loss) before
provision for income taxes	431,995	(315,913)	116,082
Depreciation and amortization	86,896	57,155	144,051
Total assets	2,073,798	738,580	2,812,378
Additions to furniture and equipment	85,864	29,250	115,114

* * *