Form 10QSB
period 2001-09-29
SYS
filed 2001-11-28
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

__    Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ____________ to____________

Commission File Number 000-04169

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
(Address of Principal Executive Offices)

(858) 715-5500

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

Yes X     No__

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,323,510 shares of common stock, without par value, as of November 16, 2001.

    Transitional Small Business Disclosure Format (check one):

Yes__ No X

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet (unaudited)
September 29, 2001	3
Condensed Consolidated Statements of Income (unaudited)
Three Months Ended September 29, 2001
and Three Months Ended September 30, 2000	4
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended September 29, 2001
and Three Months Ended September 30, 2000	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Description of Business	9
Results of Operations	12
Liquidity and Capital Resources	12
Item 2a. Factors Which May Affect Future Results	13
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Changes in Securities	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SYS
CONDENSED CONSOLIDATED BALANCE SHEET

Sep. 29, 2001
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net Other receivables Deferred tax assets Other current assets	$ 45,000 3,310,000 32,000 81,000 60,000 -------------
Total current assets	3,528,000
Furniture and equipment, net Capitalized software, net Other assets	498,000 256,000 36,000 -------------
$ 4,318,000 ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank under line of credit
   Accounts payable
   Accrued payroll and related taxes
   Income taxes payable
   Other accrued liabilities
   Current portion of related party note payable
   Current portion of other notes payable
   Current portion of capital lease obligations
$ 803,000 360,000 835,000 25,000 19,000 10,000 34,000 47,000 --------------
Total current liabilities	2,133,000
Other notes payable, net of current portion Related party note payable, net of current portion Capital lease obligations, net of current portion	31,000 37,000 141,000 --------------
Total liabilities	2,342,000 --------------
Stockholders' equity:
   4% convertible preferred stock; 110,000 shares
          issued and outstanding
   9% convertible preference stock; 69,781 shares
          issued and outstanding
   Common stock; 3,458,865 shares issued and
          outstanding
   Unearned ESOP compensation
Retained earnings	55,000 70,000 663,000 (54,000) 1,242,000 -------------
Total stockholders' equity	1,976,000 -------------
$ 4,318,000 ==========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three months ended
	September 29, 2001	September 30, 2000
Contract revenues	$ 3,534,000 -------------	$ 2,695,000 -------------
Costs and expenses: Contract costs General and administrative	2,987,000 355,000 ------------	2,106,000 445,000 -------------
Totals	3,342,000 ------------	2,551,000 -------------
Income from operations	192,000 ------------	144,000 ------------
Other (income) expense: Interest income Interest expense Gain on sale and disposition of equipment	(1,000) 35,000 (5,000) -------------	(2,000) 22,000 0 ------------
Totals	29,000 -------------	20,000 ------------
Income before income taxes	163,000	124,000
Provision for income taxes	63,000 ------------	42,000 -----------
Net income	100,000	82,000
Dividends on preferred and preference shares	3,000 -------------	3,000 -----------
Net income applicable to common stock	$ 97,000 =========	$ 79,000 ========
Basic earnings per common share	$ 0.03 =========	$ 0.02 ========
Diluted earnings per common share	$ 0.03 =========	$ 0.02 ========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended
	September 29, 2001	September 30, 2000
Operating activities:
   Net income
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization
      Gain on sale and disposition of equipment
      Changes in operating assets and liabilities:
         Contract receivables
         Other receivables
         Other current assets
         Other assets
         Accounts payable
         Accrued payroll and related taxes
         Income taxes payable
         Other accrued liabilities
	$ 100,000 47,000 (5,000) (501,000) 25,000 (30,000) (17,000) 196,000 309,000 (113,000) (4,000) ------------	$ 82,000 36,000 0 (310,000) 0 9,000 (9,000) (65,000) 185,000 (87,000) (38,000) -----------
Net cash provided by (used in) operating activities	7,000 ------------	(197,000) -----------
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment	(107,000) 5,000 ------------	(132,000) 0 -----------
Net cash used in investing activities	(102,000) ------------	(132,000) -----------
Financing activities: Net line of credit borrowings Proceeds from (payments on) other notes payable and capital leases Payments of preference stock dividends	83,000 35,000 (3,000) ------------	64,000 (16,000) (3,000) -----------
Net cash provided by financing activities	115,000 ------------	45,000 ------------
Net increase (decrease) in cash Cash at beginning of period	20,000 25,000 -----------	(284,000) 311,000 -----------
Cash at end of period	$ 45,000 =======	$ 27,000 =======
Supplemental disclosure of cash flow data: Interest paid	$ 20,000 =======	$ 21,000 =======
Income taxes paid	$ 234,000 =======	$ 131,000 =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of its financial position as of September 29, 2001 and its results of operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001.

(2)     Basic net earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period and the numerator is adjusted to eliminate preferred and preference stock dividend requirements.

    The following table summarizes the calculation of basic and diluted earnings per common share for each period:

Three months ended
	September 29, 2001	September 30, 2000
Numerators: Net income (A) Deduct - preference dividend requirements	$ 100,000 3,000 -----------------	$ 82,000 3,000 ----------------
Net income applicable to common stock (B)	$ 97,000 ===========	$ 79,000 ==========

Denominators: Weighted average shares for basic net earnings per common share (C) Add effects of dilutive securities from assumed: Exercise of stock options	3,379,635 341,760 -----------------	3,362,732 9,155 ---------------
Weighted average shares for diluted net earnings per common share (D)	3,721,395 ===========	3,371,887 ==========
Basic net earnings per common share (B/C)	$ 0.03 ===========	$ 0.02 ==========
Diluted net earnings per common share (B/D)	$ 0.03 ===========	$ 0.02 ==========

(3)     The results of operations for the quarter ended September 29, 2001, are not necessarily indicative of the results to be expected for the full year.

(4)     The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

(5)     The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with U.S. Bank that expires on January 15, 2002. The loan is collateralized by all of the Company's assets including contract receivables. U.S. Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. U.S. Bank charges an interest rate of 1.0% over prime. The Company has entered into discussions with U.S. Bank regarding the annual extension of the credit facility.

(6)     On May 4, 2001, a business combination between Testmasters, Inc. and SYS was completed, whereupon SYS exchanged 200,000 shares of its common stock for all of Testmasters, Inc. outstanding common stock. The transaction was accounted for as a pooling of interests. As a result, Testmasters, Inc. became a wholly-owned subsidiary of SYS. The accompanying consolidated financial statements of the prior year have been restated to give effect to the combination. The following is a reconciliation of the amounts of revenues and net income previously reported for the quarter ended 9/30/2000 with restated amounts:

	Revenues	Net Income
As previously reported	$2,234,000 ===========	$66,000 ==========
Testmasters, Inc.	$ 461,000	$16,000
SYS	2,234,000 -----------------	66,000 ---------------
As restated	$2,695,000 ===========	$82,000 ==========

(7)     The Company reports segment sales in the same format reviewed by the Company's Chief Operating Decision Maker ("CODM"). The CODM identifies the Company's segments based on the customer base. These segments offer services to different markets in accordance with their customer base. Accordingly, the Company's two business segments are centered on the operations associated with the SYS Government Services Division ("SYS") and the Testmasters Division ("Testmasters"). All of the Company's operations are conducted in the United States. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company has no significant intersegment sales or transfers.

Net revenues, income (loss) before provision for income taxes and other related segment information for the first quarter of fiscal years 2002 and 2001 follows:

	SYS	Testmasters	Total
2002
Net revenues	$3,422,000	$112,000	$3,534,000
Income (loss) before provision for income taxes	225,000	(62,000)	163,000
Depreciation and amortization	34,000	13,000	47,000
Total assets	3,957,000	361,000	4,318,000
	SYS	Testmasters	Total
2001
Net revenues	$2,234,000	$461,000	$2,695,000
Income before provision for income taxes	108,000	16,000	124,000
Depreciation and amortization	27,000	9,000	36,000
Total assets	2,310,000	588,000	2,898,000

(8)    Changes in Securities

    On September 14, 2001, the Company issued 84,229 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares were part of the Company's contribution to the employees for 2001.

    On September 14, 2001, the Company issued 11,904 shares of common stock to three of the Company's directors (Zoltan Harasty, 3,571; Kameron Maxwell, 4,365 and Charles Werner, 3,968) for services rendered. These shares were part of the directors' compensation for 2001.

    On October 15, 2001, two Company employees each exercised stock options of 5,000 shares of common stock, a total of 10,000 shares.

    As of November 13, 2001, two officers of the Company exercised stock options totaling 90,000 shares of common stock (Charles E. Vandeveer, 40,000 and Michael W. Fink, 50,000). The Company loaned Messrs. Vandeveer and Fink the funds required to exercise their stock options; the total amount loaned is less than $60,000 individually. On the same day, one other Company employee exercised a stock option for 1,000 shares of common stock.

    On November 15, 2001, the Company's Chairman and CEO, W. Gerald Newmin, exercised stock options totaling 13,645 shares of common stock.

    On October 3, 2001, the Company entered into an agreement with Scripps Ventures, Inc. in which Scripps Ventures will act as a finder while assisting the Company in the raising of capital through a Private Placement offering (the "Offering"), a maximum of $1,500,000 was authorized by the Board at their September 26, 2001 meeting. The Offering consists of 30 units priced at $50,000 each. Each buyer of a unit will receive 25,000 shares of Company common stock and a three year convertible note for $25,000. The note is convertible at $1.00 per share and pays 10% interest. The Company has successfully raised $1,500,000 through November 16, 2001, and the Board of Directors amended the plan at their meeting on November 20 by increasing the maximum amount to $2,000,000. The raised capital will be used by the Company to continue its growth. As of November 16, 2001, this private placement added 750,000 shares of common stock to those outstanding.

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

    The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000. This program accounted for about 6% of the Company's revenue in the first quarter of fiscal year 2002 and 6% of its group's revenue. The program provides in-service engineering to the U.S. Navy Fleet. The decline in the number of active fleet ships and the transfer of dedicated UNREP ships to the Military Sealift Command has resulted in a stepped up backfit program. The fleet is currently upgrading the UNREP systems to Navy Standard on the AOE 3 and 4. The Company is also providing engineering design support in the development of the next generation ACDX ship class that is scheduled to begin construction in late 2001. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-21 program. The Company has supported this Navy program in various roles since 1982 and is in the process of recompeting for the UNREP contract..

    The Management, Planning, Analytical and Administrative (MPAA) Program had its first of four option years exercised on February 1, 2001. This program accounted for about 32% of the Company's revenue in the first quarter of fiscal year 2002 and 35% of its group's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work allowing a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Business Process Re-engineering, Combat Systems Engineering, Facilities Engineering, and Public Relations. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company performance as outstanding for both the base and option years of the contract.

    The Company was awarded a three-year subcontract on August 2, 1999 from Santa Barbara Applied Research, Inc. to continue its hazardous materials assessment support to the Naval Air Systems Command. This program accounted for about 2% of the Company's revenue in the first quarter of fiscal year 2002 and 2% of its group's revenue. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

    The Company successfully recompeted a five-year subcontract with their prime contractor, Tracor (now BAE Systems), on April 24, 1997. This program accounted for about 2% of the Company's revenue in the first quarter of fiscal year 2002 and 2% of its group's revenue. This subcontract is run out of the Company's Arlington, Virginia office. This subcontract provides program management support to the Program Executive Office, Surface Combatants/AEGIS Program (PEO, SC/AP), PMS400. The Company provides contract and other financial reconciliation and closure support for the Japanese AEGIS Foreign Military Sales cases. The Company also provides other financial management support including case closure processing support to PMS400.

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces. These contracts have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA contracts accounted for about 29% of the Company's revenue in the first quarter of fiscal year 2002.

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

    The Company was awarded a $1.3 million contract on February 1, 2001 for information technology services in support of the Navy Marine Corps Intranet (NMCI) by Electronics Data Systems Corp. (EDS) of Herndon, Virginia. The period of performance is for 12 months. General Dynamics also awarded the Company a subcontract in support of Navy Marine Corps Intranet in May of 2001. This program accounted for about 9% of the Company's revenue in the first quarter of fiscal year 2002.

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

    The Company's subsidiary, Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide their clients early warnings to issues or processes that will inhibit the success of the project. Testmasters' consultants offer an experienced perspective in evaluating potential risks and in deriving meaningful solutions. Testmasters' personnel have the tools, techniques, methodologies, training, and experience to make their clients' software development efforts successful. Testmasters' consultants rely on proven disciplines and practices that stem from a long history of successful engagements wherein Testmasters provided the primary test support and Quality Assurance services to their clients. These services have included: Independent Verification and Validation (IV&V), test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); creation of test permutation definitions and scripts; test execution and test management; test tool selection and integration; and testing and quality assurance training. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. Testmasters' IV&V services reflect a robust combination of pragmatic processes and personnel experienced in their application and review. Testmasters accounted for about 3% of the Company's revenue in the first quarter of fiscal year 2002.

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

Results of Operations

    The Company revenue for this quarter is more than 31% more than those in the same quarter in FY 2001. The primary reasons for the increase in revenue are additional work on the MPAA and GSA contracts and various new contracts.

    Total contract and general and administrative expenses were 95% as a percentage of contract revenue for the first three months of FY 2002 and FY 2001. Interest expense is higher due to the increased use of the Company's credit facility. The reason for the increased use of the credit facility is due to the cash flow demands associated with the growth of the Company.

    Income from operations, as a percentage of revenue, has remained steady at just over 5% for the first three months of FY 2002 and FY 2001. Net income for the quarter is $100,000 as compared to $82,000 for this quarter in the prior year. The negotiated contract backlog was approximately $10,884,000 at the end of the first quarter.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $3,310,000 at the end of the first quarter of FY 2002. For the same quarter in FY 2001, the contract receivables (net) were $2,039,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

    The Company had accounts payable of $360,000 at the end of the first quarter of FY 2002. For the same quarter in FY 2001 the accounts payable were $276,000. The increased revenue has been generated through additional hires; these additional hires require new equipment with increases accounts payable. The Company has also had large invoices from subcontractors which had not been paid as of the close of the quarter.

    The outstanding balance on the Company's revolving line of credit with U.S. Bank was $803,000 at the end of the first quarter of FY 2002. At the end of the same period in FY 2001, the line of credit balance was $276,000. The reason for the increased usage of the credit facility has been the Company's growth.

    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with U.S. Bank that expires on January 15, 2002. The loan is secured by all of the Company's assets including contract receivables. U.S. Bank advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. U.S. Bank charges an interest rate of 1.0% over prime. The Company has entered into discussions with U.S. Bank regarding the annual extension of the credit facility.

    Management believes that the Company will have sufficient cash flow from operations, funds available under the revolving credit agreement with U.S. Bank and funds raised under the Company's Private Placement offering to finance its operating and capital requirements through at least the current fiscal year. Please see Part II, Item 2 for a description of the Private Placement offering. Long term liquidity depends on the Company's ability to maintain and expand its current business base.

    Several key factors indicating the Company's financial condition include:

Current ratio Maximum debt to net worth Net worth Net working capital Debt to total assets Book value per common share	September 29, 2001 1.65 1.19 $1,976,000 $1,395,000 54% $0.56	June 30, 2001 1.82 0.99 $1,879,000 $1,366,000 50% $0.56

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

    6.     Possible Rule 144 Stock Sales. As of September 29, 2001, a total of 1,638,974 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.     Control by Officers and Directors. As of September 29, 2001, Officers and Directors of the Company own 34.1% or 1,178,452 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

    None

Item 2.     Changes in Securities

    On September 14, 2001, the Company issued 84,229 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares were part of the Company's contribution to the employees for 2001.

    On September 14, 2001, the Company issued 11,904 shares of common stock to three of the Company's directors (Zoltan Harasty, 3,571; Kameron Maxwell, 4,365 and Charles Werner, 3,968) for services rendered. These shares were part of the directors' compensation for 2001.

    On October 15, 2001, two Company employees each exercised stock options of 5,000 shares of common stock, a total of 10,000 shares.

    As of November 13, 2001, two officers of the Company exercised stock options totaling 90,000 shares of common stock (Charles E. Vandeveer, 40,000 and Michael W. Fink, 50,000). The Company loaned Messrs. Vandeveer and Fink the funds required to exercise their stock options; the total amount loaned is less than $60,000 individually. On the same day, one other Company employee exercised a stock option for 1,000 shares of common stock.

    On November 15, 2001, the Company's Chairman and CEO, W. Gerald Newmin, exercised stock options totaling 13,645 shares of common stock.

    On October 3, 2001, the Company entered into an agreement with Scripps Ventures, Inc. in which Scripps Ventures will act as a finder while assisting the Company in the raising of capital through a Private Placement offering (the "Offering"), a maximum of $1,500,000 was authorized by the Board at their September 26, 2001 meeting. The Offering consists of 30 units priced at $50,000 each. Each buyer of a unit will receive 25,000 shares of Company common stock and a three year convertible note for $25,000. The note is convertible at $1.00 per share and pays 10% interest. The Company has successfully raised $1,500,000 through November 16, 2001, and the Board of Directors amended the plan at their meeting on November 20 by increasing the maximum amount to $2,000,000. The raised capital will be used by the Company to continue its growth. As of November 16, 2001, this private placement added 750,000 shares of common stock to those outstanding.

Item 3.     Defaults Upon Senior Securities

    None

Item 4.     Submission of Matters to a Vote of Securities Holders

    None

Item 5.     Other Information

    Effective July 1, 2000, the Board of Directors approved a new compensation plan for the outside directors of the Company. Under the new compensation plan, each outside director will receive $1,000 per Board of Director meeting, in cash or common stock at the discretion of the Company. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. For the Company's first quarter (July through September) the stock option price is $1.26 per share. The stock option price will be reviewed quarterly.

    At the Company's Board of Directors meeting held on November 20, 2001, the Board agreed to increase the number of seats on the Board from five to nine. Four new directors, John M. Burns, Clifton L. Cooke, Jr., Lawrence L. Kavanau and David A. Derby, were elected effective November 20, 2001. All of the current directors have agreed to serve another term and will be included in the Company's proxy statement.

Item 6.     Exhibits and Reports on Form 8-K

    None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                       SYS
                                                                                                                                 (Registrant)

Date: November 27, 2001                                                                             /s/ W. Gerald Newmin
                                                                                                                    W. Gerald Newmin
                                                                                                                    Chief Executive Officer

*****