Form 10QSB
period 2001-12-29
SYS
filed 2002-02-15
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
  X      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended December 29, 2001

___    Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _______________to_______________

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

Yes   X       No___

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,573,510 shares of common stock, without par value, as of February 6, 2002.

    Transitional Small Business Disclosure Format (check one):

Yes___   No  X

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet (unaudited)
December 29, 2001	3
Condensed Consolidated Statements of Income (unaudited)
Three Months and Six Months Ended December 29, 2001
and Three Months and Six Months Ended December 30, 2000	4
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 29, 2001
and Six Months Ended December 30, 2000	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis or Plan of Operations
Description of Business	10
Results of Operations	13
Liquidity and Capital Resources	13
Item 2a. Factors Which May Affect Future Results	14
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
SYS
CONDENSED CONSOLIDATED BALANCE SHEET

Dec. 29, 2001
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net Deferred tax assets Other current assets Total current assets	$ 982,000 3,889,000 81,000 115,000 -------------- 5,067,000
Furniture and equipment, net Capitalized software, net Other assets	572,000 381,000 146,000 --------------- $ 6,166,000 ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank under line of credit
     Accounts payable
     Accrued payroll and related taxes
     Other accrued liabilities
     Current portion of related party note payable
     Current portion of other notes payable
     Current portion of capital lease obligations

          Total current liabilities

$ 1,079,000 424,000 665,000 28,000 10,000 33,000 46,000 -------------- 2,285,000
Notes payable, net of current portion Related party note payable, net of current portion Capital lease obligations, net of current portion Total liabilities	852,000 38,000 122,000 -------------- 3,297,000 --------------
Stockholders' equity:
     4% convertible preferred stock; 110,000 shares
          issued and outstanding
     9% convertible preference stock; 69,781 shares
          issued and outstanding
     Common stock; 4,411,010 shares issued and
          outstanding
     Unearned ESOP compensation
     Loans to Company officers
     Retained earnings

          Total stockholders' equity

55,000 70,000 1,500,000 (53,000) (64,000) 1,361,000 -------------- 2,869,000 -------------- $ 6,166,000 ==========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
Contract revenues	$ 3,481,000 ------------	$ 2,795,000 ------------	$ 7,015,000 ------------	$ 5,490,000 ------------
Costs and expenses: Contract costs General and administrative	3,012,000 238,000 ------------	2,173,000 425,000 ------------	5,999,000 593,000 ------------	4,279,000 870,000 -------------
Totals	3,250,000 -------------	2,598,000 -------------	6,592,000 ------------	5,149,000 -------------
Income from operations	231,000 -------------	197,000 ------------	423,000 ------------	341,000 ------------
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(1,000) 33,000 0 ------------	(4,000) 17,000 0 ------------	(2,000) 68,000 (5,000) ------------	(6,000) 39,000 0 -----------
Totals	32,000 ------------	13,000 ------------	61,000 ------------	33,000 -----------
Income before income taxes	199,000	184,000	362,000	308,000
Provision for income taxes	82,000 ------------	67,000 ------------	145,000 -----------	109,000 ----------
Net income	117,000	117,000	217,000	199,000
Dividends on preferred shares	1,000 ------------	1,000 ------------	4,000 -----------	4,000 ----------
Net income applicable to common stock	$ 116,000 ========	$ 116,000 ========	$ 213,000 ========	$ 195,000 ========
Basic earnings per common share	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========	$ 0.06 ========
Diluted earnings per common share	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========	$ 0.06 ========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended
	December 29, 2001	December 30, 2000
Operating activities:
     Net income
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization
          Issuance of stock as compensation
          Increase in allowance for doubtful accounts
          Gain on sale and disposition of equipment
          Release of ESOP shares for compensation
          Changes in operating assets and liabilities:
               Contract receivables
               Other receivables
               Other current assets
               Other assets
               Accounts payable
               Accrued payroll and related taxes
               Income taxes payable
Other accrued liabilities	$ 217,000 100,000 15,000 105,000 (5,000) 0 (1,185,000) 57,000 (85,000) (38,000) 260,000 139,000 (148,000) 15,000 -------------	$ 199,000 76,000 0 0 0 25,000 (718,000) 18,000 (3,000) (68,000) (94,000) 40,000 (91,000) (80,000) ------------
Net cash used in operating activities	(553,000) -------------	(696,000) ------------
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment Capitalization of software costs	(212,000) 5,000 (121,000) -------------	(123,000) 0 0 ------------
Net cash used in investing activities	(328,000) -------------	(123,000) ------------
Financing activities:
     Net line of credit borrowings
     Proceeds from private offering
     Payments on other notes payable and capital leases
     Payments of preference stock dividends
Proceeds from issuance of common shares	359,000 742,000 (21,000) (4,000) 762,000 -----------	552,000 0 (13,000) (4,000) 0 -----------
et cash provided by financing activities	1,838,000 ------------	535,000 -----------
Net increase (decrease) in cash Cash at beginning of period	957,000 25,000 -----------	(284,000) 311,000 -----------
Cash at end of period	$ 982,000 =========	$ 27,000 =========
Supplemental disclosure of cash flow data: Interest paid	$ 52,000 =========	$ 37,000 =========
Income taxes paid	293,000 =========	$ 201,000 =========
Supplemental disclosure of noncash investing and financing activities: Loans to Company officers	$ 64,000 =========
Acquisition of equipment under capital lease obligations	$ 26,000 =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary to a fair presentation of its financial position as of December 29, 2001 and its results of operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001.

(2)     Basic net earnings per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period and the numerator is adjusted to eliminate preferred and preference stock dividend requirements.

    The following table summarizes the calculation of basic and diluted earnings per common share for each period:

	Three months ended		Six months ended
	Dec. 29, 2001	Dec. 30, 2000	Dec. 29, 2001	Dec. 30, 2000
Numerators: Net income (A) Deduct - preferred and preference dividend requirements	$ 117,000 1,000 -----------	$ 117,000 1,000 ----------	$ 217,000 4,000 ----------	$ 199,000 4,000 ----------
Net income applicable to common stock (B)	$ 116,000 =======	$ 116,000 =======	$ 213,000 =======	$ 195,000 =======
Denominators: Weighted average shares for basic net earnings per common share (C) Add effects of dilutive securities from assumed exercise of stock options	3,647,163 179,617 -----------	3,362,732 5,144 -----------	3,647,163 185,655 ----------	3,362,732 6,669 -----------
Weighted average shares for diluted net earnings per common share (D)	3,826,780 ========	3,367,876 ========	3,832,818 ========	3,369,401 ========
Basic net earnings per common share (B/C)	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========	$ 0.06 ========
Diluted net earnings per common share (B/D)	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========	$ 0.06 ========

(3)     The results of operations for the six months ended December 29, 2001, are not necessarily indicative of the results to be expected for the full year.

(4)     The Company's fiscal year runs from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

(5)     The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003. The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime.

(6)     On May 4, 2001, a business combination between Testmasters, Inc. and SYS was completed, whereupon SYS exchanged 200,000 shares of its common stock for all of Testmasters, Inc. outstanding common stock. The transaction was accounted for as a pooling of interests. As a result, Testmasters, Inc. became a wholly-owned subsidiary of SYS. The accompanying consolidated financial statements of the prior year have been restated to give effect to the combination. The following is a reconciliation of the amounts of revenues and net income previously reported for the six months ended 12/30/2000 with restated amounts:

	Revenues	Net Income
As previously reported	$4,689,000 ==============	$160,000 =============
Testmasters, Inc.	$ 801,000	$ 39,000
SYS	4,689,000 ---------------------	160,000 -------------------
As restated	$5,490,000 ==============	$199,000 =============

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

Net revenues, income (loss) before provision for income taxes and other related segment information for the first six months of fiscal years 2002 and 2001 follows:

	SYS	Testmasters	Total
2002
Net revenues	$6,798,000	$217,000	$7,015,000
Income (loss) before provision for income taxes	451,000	(89,000)	362,000
Depreciation and amortization	81,000	19,000	100,000
Total assets	5,833,000	333,000	6,166,000
	SYS	Testmasters	Total
2001
Net revenues	$4,689,000	$801,000	$5,490,000
Income before provision for income taxes	269,000	39,000	308,000
Depreciation and amortization	59,000	17,000	76,000
Total assets	2,789,000	538,000	3,327,000

(8)     Changes in Securities

    On October 15, 2001, two Company employees each exercised stock options of 5,000 shares of common stock, a total of 10,000 shares. The conversion price was $1.00 per share.

    On November 13, 2001, two officers of the Company exercised stock options totaling 90,000 shares of common stock (Charles E. Vandeveer, 40,000 and Michael W. Fink, 50,000). The conversion price was $0.71 per share for both officers. The Company loaned Messrs. Vandeveer and Fink the funds required to exercise their stock options; the total amount loaned was approximately $64,000. On the same day, one other Company employee exercised a stock option for 1,000 shares of common stock. The conversion price was $0.73 per share.

    On November 15, 2001, the Company's Chairman and CEO, W. Gerald Newmin, exercised stock options totaling 13,645 shares of common stock. The conversion price for 12,000 of the shares was $0.75 per share; the conversion price for the remainder was $0.68 per share.

    On October 3, 2001, the Company entered into an agreement with Scripps Ventures, Inc. in which Scripps Ventures acted as a finder while assisting the Company in the raising of capital through a Private Placement offering (the "Offering"), a maximum of $1,500,000 was authorized by the Board at its September 26, 2001 meeting. The Offering consists of 30 units priced at $50,000 each. Each buyer of a unit will receive 25,000 shares of Company common stock and a three-year convertible note for $25,000. The note is convertible into common stock at $1.00 per share and pays 10% interest. The Company successfully raised $1,500,000 through November 16, 2001, and the Board of Directors amended the plan at its meeting on November 20 by increasing the maximum amount to $2,000,000. The Company paid its finder, Scripps Ventures, $178,750 for its services. The raised capital will be used by the Company to continue its growth. Subsequent to December 29, 2001, the private placement was completely sold out which means that 1,000,000 shares of common stock was distributed and the Company has $1,000,000 in three year convertible notes.

    During the period from October through December, 2001, the Company issued 831,250 shares of its common stock (no par value) and $831,250 in three year convertible notes in exchange for cash. Subsequent to the end of the second quarter, the Company issued an additional 168,750 shares of its common stock (no par value) and $168,750 in three year convertible notes in exchange for cash. Each of the 26 purchasers were sophisticated persons and each had a pre-existing relationship with the Company or the Company's finder, Scripps Ventures. All of the shares were issued pursuant to Section 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The shares were issued without an underwriter.

Item 2.      Management's Discussion and Analysis or Plan of Operations

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

    The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000 and the contract ended on November 30, 2001. The Company is continuing to provide UNREP support during the contract's clean up period. The Company has submitted a bid for the follow on UNREP contract and is awaiting the Government's decision. This program accounted for about 6% of the Company's revenue in the first two quarters of fiscal year 2002 and 6% of its group's revenue. The program provides in-service engineering to the U.S. Navy Fleet. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System under this new contract. The program is being funded by the Office of Naval Research to develop a new UNREP system that will facilitate increased ship separation and increased capacity to reduce alongside time; thereby reducing risk significantly. The Company has received outstanding performance marks in the final option year. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-X program. The Company has supported this Navy program in various roles since 1982.

    The Management, Planning, Analytical and Administrative (MPAA) Program had its second of four option years exercised on February 1, 2002. This program accounted for about 31% of the Company's revenue in the first two quarters of fiscal year 2002 and 32% of its group's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work allowing a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Business Process Re-engineering, Combat Systems Engineering, Facilities Engineering, and Public Relations. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company performance as outstanding for both the base and option years of the contract.

    The Company is continuing to provide hazardous materials assessment support to the Naval Air Systems Command through its subcontract with Synectic Solutions. This program accounted for about 2% of the Company's revenue in the first two quarters of fiscal year 2002 and 2% of its group's revenue. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales.

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces. These contracts have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA contracts accounted for about 33% of the Company's revenue in the first two quarters of fiscal year 2002.

    The Company's Information Technology GSA contract was modified to sell our Electronic Records Management services on a Time and Material and Piece Part count to the government. The contract has proved successful as a means to develop new customers. The Company's Financial Management Services GSA contract is presently utilized in the support of the Seabee Logistics Center. In January of 2001, the Company was awarded a Professional Engineering Services contract with GSA; which is now being utilized by the Company to develop new work in other government agencies as well as our current customer base.

    The Company continues to support the Bureau of Reclamation (BOR) and provides Electronic Records Management (ERM) services to the BOR, Minerals Management Service. The Company is also providing ERM support to the NAVFAC Information and Technology Center for data warehousing and retrieval services. In addition to the above, the Company is providing ERM services to the Port Hueneme Division of the Naval Surface Warfare Center. The SYS e-see data trademark utilizes commercial software that is currently being incorporated into the Navy Marine Corps Internet approved software.

    The Company's Command, Control, Communication, Computer and Intelligence (C4I) group is primarily based in San Diego. This group is providing top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The customer base includes SPAWAR Systems Center San Diego and U. S. Commander in Chief, Pacific. The C4I personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

    The Company is continuing to provide support services for information technology services to Electronics Data Systems Corp. (EDS) of Herndon, Virginia in support of the Navy Marine Corps Intranet (NMCI). This program accounted for about 8% of the Company's revenue in the first two quarters of fiscal year 2002.

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

    The Company teamed with Gryphon Technologies in competing for the Naval Sea Systems Command's Professional Support Services contract. The team won the contract and the Company received a subcontract from Gryphon. This contract has a base year and four option years. Most of the work for this contract will be performed out of the Company's Chesapeake office.

    The Company's subsidiary, Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide their clients early warnings to issues or processes that will inhibit the success of the project. Testmasters' consultants offer an experienced perspective in evaluating potential risks and in deriving meaningful solutions. Testmasters' personnel have the tools, techniques, methodologies, training, and experience to make their clients' software development efforts successful. Testmasters' consultants rely on proven disciplines and practices that stem from a long history of successful engagements wherein Testmasters provided the primary test support and Quality Assurance services to their clients. These services have included: Independent Verification and Validation (IV&V), test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); creation of test permutation definitions and scripts; test execution and test management; test tool selection and integration; and testing and quality assurance training. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. Testmasters' IV&V services reflect a robust combination of pragmatic processes and personnel experienced in their application and review. Testmasters accounted for about 3% of the Company's revenue in the six months of fiscal year 2002.

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

    The Company is currently bidding for several new contracts including as a subcontractor to Northrup Grumman in support of Navy Air Dominance, AMSEC in support of Ship Test and Evaluation and Veridian for the Navy STARS program. The above named contracts are presently under evaluation pending award.

Results of Operations

    The Company's revenue for this quarter is about 25% more than revenue in the same quarter in FY 2001. The primary reasons for the increase in revenue are new work with EDS and substantial additional tasking on the Company's three GSA contracts.

    Total contract and general and administrative expenses were 94% as a percentage of contract revenue for the first six months of FY 2002 and 94% for FY 2001. Interest expense is higher due to the increased use of the Company's credit facility. The primary reason for the increased use of the credit facility is due to the cash flow demands associated with the growth of the Company.

    Income from operations, as a percentage of revenue, is 6% in FY 2002 and FY 2001. Net income is $217,000 as compared to $199,000 for the prior year. The negotiated contract backlog was approximately $12,100,000 at the end of the second quarter.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $3,889,000 at the end of the second quarter of FY 2002. For the same quarter in FY 2001, the contract receivables (net) were $2,211,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors. The Company increased its allowance for doubtful accounts to $131,000 from $26,000. Management believes it was prudent to increase the allowance for doubtful accounts given the revenue growth the Company has experienced.

   The Company had accounts payable of $424,000 at the end of the second quarter of FY 2002. For the same quarter in FY 2001 the accounts payable were $116,000. The increased revenue has been generated through additional hires; these additional hires generally require new office and computer equipment which increases accounts payable. The Company's payment policy to subcontractors provides for payment to the subcontractors within a week of the Company's receipt of payment from the government. The Company had several subcontractors awaiting payment at period end.

    The outstanding balance on the Company's revolving line of credit with U.S. Bank was $1,079,000 at the end of the second quarter of FY 2002. At the end of the same period in FY 2001, the line of credit balance was $676,000. The primary reason for the increased usage of the credit facility has been the Company's growth.

    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003. The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime.

    Management believes that the Company will have sufficient cash flow from operations, funds available under the revolving credit agreement with Comerica Bank-California and funds raised under the Company's Private Placement offering to finance its operating and capital requirements through at least the current fiscal year. Long-term liquidity depends on the Company's ability to maintain and expand its current business base.

Several key factors indicating the Company's financial condition include:

Current ratio Maximum debt to net worth Net worth Net working capital Debt to total assets Book value per common share	December 29, 2001 2.22 1.15 $2,869,000 $2,782,000 53% $0.75	June 30, 2001 1.82 0.99 $1,879,000 $1,366,000 50% $0.56

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

    1.     Lack of Business Diversification Essentially all the Company's business at the present time is with the U.S. Navy. The Company has successfully grown and diversified its U.S. Navy business to several contracts and subcontracts. Even with this growth and diversification, there is no certainty that budget changes in Congress or the Defense Department will not seriously affect the Company.

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

    4.    Limited Assets of the Company The Company has very limited assets upon which to rely on for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a bank loan with Comerica Bank and other short-term accruals impose certain limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

    5.    Limited Market for Common Stock. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

    6.    Possible Rule 144 Stock Sales. As of December 29, 2001, a total of 2,591,119 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.    Control by Officers and Directors. As of December 29, 2001, Officers and Directors of the Company own 49.1% or 2,167,174 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None

Item 2.      Changes in Securities

    On October 15, 2001, two Company employees each exercised stock options of 5,000 shares of common stock, a total of 10,000 shares. The conversion price was $1.00 per share.

    On November 13, 2001, two officers of the Company exercised stock options totaling 90,000 shares of common stock (Charles E. Vandeveer, 40,000 and Michael W. Fink, 50,000). The conversion prices was $0.71 per share for both officers. The Company loaned Messrs. Vandeveer and Fink the funds required to exercise their stock options; the total amount loaned was approximately $64,000. On the same day, one other Company employee exercised a stock option for 1,000 shares of common stock. The conversion price was $0.73 per share.

    On November 15, 2001, the Company's Chairman and CEO, W. Gerald Newmin, exercised stock options totaling 13,645 shares of common stock. The conversion price for 12,000 of the shares was $0.75 per share; the conversion price for the remainder was $0.68 per share.

    On October 3, 2001, the Company entered into an agreement with Scripps Ventures, Inc. in which Scripps Ventures acted as a finder while assisting the Company in the raising of capital through a Private Placement offering (the "Offering"), a maximum of $1,500,000 was authorized by the Board at their September 26, 2001 meeting. The Offering consists of 30 units priced at $50,000 each. Each buyer of a unit will receive 25,000 shares of Company common stock and a three year convertible note for $25,000. The note is convertible into common stock at $1.00 per share and pays 10% interest. The Company successfully raised $1,500,000 through November 16, 2001, and the Board of Directors amended the plan at their meeting on November 20 by increasing the maximum amount to $2,000,000. The Company paid its finder, Scripps Ventures, $178,750 for its services. The raised capital will be used by the Company to continue its growth. Subsequent to December 29, 2001, the private placement was completely sold out which means that 1,000,000 shares of common stock was distributed and the Company has $1,000,000 in three year convertible notes.

    During the period from October through December, 2001, the Company issued 831,250 shares of its common stock (no par value) and $831,250 in three year convertible notes in exchange for cash. Subsequent to the end of the second quarter, the Company issued an additional 168,750 shares of its common stock (no par value) and $168,750 in three year convertible notes in exchange for cash. Each of the 26 purchasers were sophisticated persons and each had a pre-existing relationship with the Company or the Company's finder, Scripps Ventures. All of the shares were issued pursuant to Section 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The shares were issued without an underwriter.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Securities Holders

    On January 16, 2002, the Company held its 2001 Annual Meeting of Shareholders. There were 4,323,510 shares eligible as of the record date and 3,560,207 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

    (a.)     Proposal to elect the Directors pursuant to management's nominations. This proposal was approved with 3,550,291 shares voting in favor, 9,916 shares voting against, and 0 shares abstaining.

    (b.)     Proposal to approve the appointment of J. H. Cohn LLP as the independent public accountants for the corporation for its 2002 fiscal year. This proposal was approved with 3,559,807 shares voting in favor, 200 shares voting against, and 200 shares abstaining.

Item 5.      Other Information

    Effective July 1, 2000, the Board of Directors approved a new compensation plan for the outside directors of the Company. Under the new compensation plan, each outside director will receive $1,000 per Board of Director meeting, in cash or common stock at the discretion of the Company. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. For the Company's second quarter (October through December) the stock option price is $1.20 per share. The stock option price will be reviewed quarterly.

    At the Annual Board of Directors meeting held on January 16, 2002 the following were elected as Chairman and Officers of the Company:

W. Gerald Newmin	Chairman and Chief Executive Officer
Clifton L. Cooke, Jr.	President and Chief Operating Officer
Michael W. Fink	Sr. Vice President, Finance and Administration, Chief Financial Officer and Secretary
Linda E. Gagnon	Sr. Vice President, East Coast Operations
Kenneth D. Regan	Sr. Vice President, San Diego Operations
Charles E. Vandeveer	Sr. Vice President, Oxnard Operations

    At the Annual Board of Directors meeting held on January 16, 2002 the following were elected as Chairman and Members of the Board of Directors' Committees:
Audit Committee	Nominating and Organization Committee
John M. Burns, Chairman	Kameron W. Maxwell, Chairman
Zoltan "Walt" A. Harasty	Zoltan "Walt" A. Harasty
Kameron W. Maxwell	David A. Derby
David A. Derby

Item 6.      Exhibits and Reports on Form 8-K

None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYS
 (Registrant)

Date:          February 15, 2002                                                                  /s/ W. Gerald Newmin
                                                                                                                W. Gerald Newmin
                                                                                                                Chief Executive Officer