Form 10QSB
period 2002-03-30
SYS
filed 2002-05-14
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002

__    Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from_______________ to________________

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

Yes  X      No

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,894,010 shares of common stock, without par value, as of May 6, 2002.

    Transitional Small Business Disclosure Format (check one):

Yes          No    X

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
SYS
CONDENSED CONSOLIDATED BALANCE SHEET

March 30, 2002
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net Deferred tax assets Other current assets	$ 312,000 4,751,000 106,000 135,000 -------------
Total current assets	5,304,000
Furniture and equipment, net Capitalized software, net Other assets	642,000 579,000 158,000 -------------
$ 6,683,000 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable
     Accrued payroll and related taxes
     Other accrued liabilities
     Current portion of related party note payable
     Current portion of other notes payable
     Current portion of capital lease obligations
$ 463,000 1,055,000 36,000 10,000 205,000 40,000 ------------
Total current liabilities	1,809,000
Notes payable, net of current portion Related party note payable, net of current portion Capital lease obligations, net of current portion Deferred tax liabilities	1,305,000 41,000 112,000 25,000 -----------
Total liabilities	3,292,000 ------------
Stockholders' equity:
      4% convertible preferred stock; 110,000 shares
          issued and outstanding
     9% convertible preference stock; 69,781 shares
          issued and outstanding
     Common stock; 4,894,010 shares issued and
          outstanding
     Unearned ESOP compensation
     Loans to Company officers
     Retained earnings
55,000 70,000 1,977,000 (53,000) (64,000) 1,406,000 ------------
Total stockholders' equity	3,391,000 ------------
$ 6,683,000 =========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Contract revenues	$ 4,653,000 -------------	$ 2,922,000 -------------	$ 11,668,000 --------------	$ 8,412,000 --------------
Costs and expenses: Contract costs General and administrative	4,025,000 512,000 -------------	2,366,000 568,000 -------------	10,024,000 1,105,000 ---------------	6,645,000 1,438,000 --------------
Totals	4,537,000 -------------	2,934,000 -------------	11,129,000 ---------------	8,083,000 --------------
Income (loss) from operations	116,000 --------------	(12,000) --------------	539,000 ---------------	329,000 --------------
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(8,000) 33,000 0 -------------	(1,000) 15,000 0 -------------	(10,000) 101,000 (5,000) --------------	(7,000) 54,000 0 --------------
Totals	25,000 --------------	14,000 -------------	86,000 --------------	47,000 --------------
Income (loss) before income taxes	91,000	(26,000)	453,000	282,000
Provision for income taxes	39,000 --------------	26,000 -------------	184,000 --------------	135,000 -------------
Net income (loss)	52,000	(52,000)	269,000	147,000
Dividends on preferred shares	3,000 --------------	3,000 ------------	7,000 -------------	7,000 ------------
Net income (loss) applicable to common stock	$ 49,000 ===========	$ (55,000) =========	$ 262,000 =========	$ 140,000 =========
Basic earnings (loss) per common share	$ 0.01 ===========	$ (0.02) =========	$ 0.07 =========	$ 0.04 =========
Diluted earnings (loss) per common share	$ 0.01 ===========	$ (0.02) =========	$ 0.06 =========	$ 0.04 =========

SYS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended
	March 30, 2002	March 31, 2001
Operating activities:
     Net income
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization
          Gain on sale and disposition of equipment
          Release of ESOP shares for compensation
          Changes in operating assets and liabilities:
               Contract receivables
               Other receivables
               Other current assets
               Other assets
               Accounts payable
               Accrued payroll and related taxes
               Income taxes payable
               Other accrued liabilities
	$ 269,000 153,000 (5,000) 0 (1,848,000) 56,000 (100,000) (139,000) 299,000 524,000 (138,000) 10,000 -------------	$ 147,000 121,000 0 29,000 (471,000) 18,000 51,000 (65,000) (76,000) 241,000 (65,000) (75,000) -------------
Net cash used in operating activities	(919,000) ------------	(145,000) -------------
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment Capitalization of software costs Net cash, acquired in acquisition	(290,000) 5,000 (319,000) 165,000 ------------	(144,000) 0 (3,000) 0 ------------
Net cash used in investing activities	(439,000) ------------	(147,000) ------------
Financing activities:
     Net line of credit borrowings
     Proceeds from private offering and note payable
     Payments on other notes payable and capital leases
     Payments of stock dividends
     Proceeds from issuance of common shares
Proceeds from exercise of stock options	(720,000) 1,410,000 (52,000) (7,000) 999,000 15,000 ------------	47,000 0 (37,000) (7,000) 0 0 -----------
Net cash provided by financing activities	1,645,000 -----------	3,000 -----------
Net increase (decrease) in cash Cash at beginning of period	287,000 25,000 -----------	(289,000) 311,000 -----------
Cash at end of period	$ 312,000 ===========	$ 22,000 ==========
Supplemental disclosure of cash flow data: Interest paid	$ 101,000 ===========	$ 32,000 ==========
Income taxes paid	$ 317,000 ===========	$ 200,000 ==========
Supplemental disclosure of noncash investing and financing activities: Loans to Company officers	$ 64,000 ===========
Acquisition of equipment under capital lease obligations	$ 26,000 ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of March 30, 2002 and its results of operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001.

(2)     Basic net earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period and the numerator is adjusted to eliminate preferred and preference stock dividend requirements.

    The following table summarizes the calculation of basic and diluted earnings (loss) per common share for each period:

	Three months ended		Nine months ended
	Mar. 30, 2002	Mar. 31, 2001	Mar. 30, 2002	Mar. 31, 2001
Numerators: Net income (loss) (A) Deduct preferred dividend requirements	$ 52,000 3,000 -----------	$ (52,000) 3,000 -------------	$ 269,000 7,000 --------------	$ 147,000 7,000 ----------
Net income (loss) applicable to common stock (B)	$ 49,000 =========	$ (55,000) ==========	$ 262,000 =========	$ 140,000 ========

Denominators: Weighted average shares for basic net earnings (loss) per common share (C) Add effects of dilutive securities from assumed exercise of stock options and warrants	3,949,914 241,596 -------------	3,362,732 73,869 --------------	3,949,914 230,958 -------------	3,362,732 26,629 ------------
Weighted average shares for diluted net earnings (loss) per common share (D)	4,191,510 =========	3,436,601 =========	4,180,872 =========	3,389,361 ========
Basic net earnings (loss) per common share (B/C)	$ 0.01 =========	$ (0.02) =========	$ 0.07 =========	$ 0.04 ========
Diluted net earnings (loss) per common share (B/D)	$ 0.01 =========	$ (0.02) =========	$ 0.06 =========	$ 0.04 ========

(3)     The results of operations for the nine months ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(4)     The Company's fiscal year is from July 1 through June 30. The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

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

(6)     On May 4, 2001, a business combination between Testmasters, Inc. and SYS was completed, whereupon SYS exchanged 200,000 shares of its common stock for all of Testmasters, Inc. outstanding common stock. The transaction was accounted for as a pooling of interests. As a result, Testmasters, Inc. became a wholly-owned subsidiary of SYS. The accompanying condensed consolidated financial statements of the prior year have been restated to give effect to the combination. The following is a reconciliation of the amounts of revenues and net income previously reported for the nine months ended March 31, 2001 with restated amounts:

	Revenues	Net Income
As previously reported	$7,465,000 =========	$189,000 ========
Testmasters, Inc.	$ 947,000	$ (42,000)
SYS	7,465,000 -------------	189,000 ------------
As restated	$8,412,000 =========	$147,000 =========

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

Net revenues, income (loss) before income taxes and other related segment information for the first nine months of fiscal years 2002 and 2001 follows:

	SYS	Testmasters	Total
2002
Net revenues	$11,370,000	$298,000	$11,668,000
Income (loss) before income taxes	541,000	(88,000)	453,000
Total assets	6,112,000	571,000	6,683,000
	SYS	Testmasters	Total
2001
Net revenues	$7,465,000	$947,000	$8,412,000
Income (loss) before income taxes	324,000	(42,000)	282,000
Total assets	2,627,000	370,000	2,997,000

(8)    Changes in Securities

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

    On March 14, 2002, a Company employee exercised stock options of 3,500 shares of common stock. The exercise price was $0.71 per share.

    On March 25, 2002, a former director of the Company exercised stock options of 17,000 shares of common stock. The exercise prices were $0.75 per share for 12,000 shares and $0.68 per share for 5,000 shares.

    On April 12, 2002, the Company filed an 8-K announcing that the Company had purchased Shadow Research International ("Shadow") of Golden, Colorado through its wholly owned subsidiary on March 27, 2002. The Company purchased all of the outstanding capital stock of Shadow in exchange for the Company's issuance of three hundred thousand (300,000) shares of the Company's common stock.

(9)    Legal

The Company and four employees were sued by Systems Integration & Research, Inc. ("SIR"), in the Circuit Court for Fairfax County, Virginia, on February 14, 2002. The crux of the complaint is that the Company and the named defendants conspired to divert a financial management and technical assistance contract that SIR was performing for the U.S. Navy, Naval Sea Systems Command. According to the complaint, the Company and the named defendants violated Virginia business conspiracy statutes, tortuously interfered with SIR's contract with the Navy, interfered with SIR's business expectancy for the successor contract, and stole and converted a database and computer program that SIR had compiled for the Navy. In addition, the complaint alleges that one of the Company's employee Defendants breached her fiduciary duty to SIR. The relief SIR is seeking is $15,000,000 in damages, plus $350,000 in punitive damages. Defendants filed a demurrer, arguing that this was really a complaint against the Navy's award of the successor contract to the Company, and that only a federal court had jurisdiction over a claim concerning the award of a U.S. Government contract. The defendants also have substantial defenses on the merits. Although the demurrer was denied, the issue has been preserved for appeal. The Company has hired counsel and will vigorously defend the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiff will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

(10)    Acquisition of Shadow Research International, Inc.

    On March 27, 2002, the Company acquired 100% of the outstanding common shares of Shadow Research International .  The results of Shadow's operations were not material, therefore they have not been included in the condensed consolidated statements of operations for the period ended March 30, 2002.  Shadow is a technology-based consulting services organization providing support for the Navy Logistics Productivity's (NLP) Research and Development program.  The Company expects to be able to expand this business and reduce costs through economies of scale.

    The aggregate purchase price was $300,000 in a stock for stock exchange.  The Company's 300,000 common shares were valued at $1.00 per share based on the $1.00 per share price of the common stock in the Company's private offering that closed in this third quarter.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of March 27, 2002:

Cash	$165,000
Contract receivables, net	95,000
Other current assets	4,000
Furniture and equipment, net	45,000 ----------
Total assets acquired	309,000 ----------
Other current liabilities assumed	(9,000) ----------
Purchase price	$300,000 ========

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

    The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000, which expired on November 30, 2001. The contract has been extended through August 31, 2002. The Company has submitted a bid for the follow on UNREP contract and is awaiting the Government's decision. This program accounted for about 7% of the Company's revenue in the first three quarters of fiscal year 2002 and 7% of its group's revenue. The program provides in-service engineering to the U.S. Navy Fleet. Efforts are also expected to begin in this coming year to design the next generation UNREP Heavy Lift System under this new contract. The program is being funded by the Office of Naval Research to develop a new UNREP system that will facilitate increased ship separation and increased capacity to reduce alongside time; thereby reducing risk significantly. The Company has received outstanding performance marks in the final option year. Work is continuing on the Combatant Vertical Strikedown system for consideration in the construction of the Navy Surface Combatant DD-X program. The Company has supported this Navy program in various roles since 1982.

    The Management, Planning, Analytical and Administrative (MPAA) Program had its second of four option years exercised on February 1, 2002. This program accounted for about 28% of the Company's revenue in the first three quarters of fiscal year 2002 and 28% of its group's revenue. This program supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The Statement of Work provides a broad and flexible scope of work allowing a wide range of tasking. The Company has developed work competencies in such areas as Management Consulting, Information Services, Human Resource Services, Business Process Re-engineering, Combat Systems Engineering, Facilities Engineering, and Public Relations. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company performance as outstanding for both the base and option years of the contract.

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

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. The Company is utilizing GSA contract vehicles to provide Oracle programming services and logistics engineering services at the Naval Construction Battalion Center in support of the Naval Construction Forces. These contracts have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA contracts accounted for about 33% of the Company's revenue in the first three quarters of fiscal year 2002.

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

    The Company is continuing to provide support services for information technology services to Electronics Data Systems Corp. (EDS) of Herndon, Virginia in support of the Navy Marine Corps Intranet (NMCI). This program accounted for about 8% of the Company's revenue in the first three quarters of fiscal year 2002.

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

    The Company's subsidiary, Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide its clients early warnings to issues or processes that will inhibit the success of the project. Testmasters' consultants offer an experienced perspective in evaluating potential risks and in deriving meaningful solutions. Testmasters' personnel have the tools, techniques, methodologies, training, and experience to make their clients' software development efforts successful. Testmasters' consultants rely on proven disciplines and practices that stem from a long history of successful engagements wherein Testmasters provided the primary test support and Quality Assurance services to their clients. These services have included: Independent Verification and Validation (IV&V), test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); creation of test permutation definitions and scripts; test execution and test management; test tool selection and integration; and testing and quality assurance training. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. Testmasters' IV&V services reflect a robust combination of pragmatic processes and personnel experienced in their application and review. Testmasters is presently developing a suite of software tools to be used in its information securities business.  Testmasters accounted for about 3% of the Company's revenue in the first three quarters of fiscal year 2002.

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

Results of Operations

    The Company's revenue for this quarter is about 59% more than revenue in the same quarter in FY 2001. Year-to-date, the Company's revenue has increased by more than 39%. The primary reasons for the increase in revenue are new work with EDS and substantial additional tasking on the Company's three GSA contracts.

    Total contract and general and administrative expenses were 95% as a percentage of contract revenue for the first nine months of FY 2002 and 96% for FY 2001. The Company has started a new operations center this year, which has incurred substantial start up costs of about $200,000. These costs are not expected to recur in the next fiscal year. The Company's wholly owned subsidiary, Testmasters, has incurred significant post feasibility study costs on its proprietary software of about $201,000. These costs have been capitalized and additional costs are anticipated for the fourth quarter; however, these types of costs are not expected to recur in the next fiscal year. Interest expense is higher due to the debt associated with the Subscription Agreement.

    Income from operations, as a percentage of revenue, is 5% and 4% in FY 2002 and 2001, respectively. Net income is $269,000 as compared to $147,000 for the prior year. The negotiated contract backlog was approximately $13,207,000 at the end of the third quarter of FY 2002 compared to $7,075,000 for the same quarter in FY 2001, an increase of 87%.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $4,751,000 at the end of the third quarter of FY 2002. For the same quarter in FY 2001, the contract receivables (net) were $2,120,000. The reason for the increase in contract receivables is due to the Company's increased revenue and slower payments from some of the Company's prime contractors.

    The Company had accounts payable of $463,000 at the end of the third quarter of FY 2002. For the same quarter in FY 2001 the accounts payable were $114,000. The increased revenue has been generated through additional hires; these additional hires generally require new office and computer equipment which increases accounts payable. The Company's payment policy to subcontractors provides for payment to the subcontractors within a week of the Company's receipt of payment from the government. The Company had several subcontractors awaiting payment at period end.

    The outstanding balance on the Company's revolving line of credit with Comerica Bank-California was zero at the end of the third quarter of FY 2002. At the end of the same period in FY 2001, the line of credit balance was $259,000.

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

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital requirements through at least the current fiscal year. Long-term liquidity depends on the Company's ability to manage cash, raise cash and maintain profitability.

    Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	March 30, 2002 2.93 0.97 $3,391,000 $3,495,000 49% $0.67	June 30, 2001 1.82 0.99 $1,879,000 $1,366,000 50% $0.56

    Certain factors that may effect the Company's financial performance are beyond the Company's control. The current ratio is derived by dividing total current assets by total current liabilities. Debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the number of common shares outstanding at the end of the period..

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

    6.   Possible Rule 144 Stock Sales. As of March 30, 2002, a total of 2,422,914 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.   Control by Officers and Directors. As of March 30, 2002, Officers and Directors of the Company own 46.1% or 2,256,409 shares of the Company's common stock (before including any shares acquired upon exercise of any stock options) and thereby control the Company's affairs.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    The Company and four employees were sued by Systems Integration & Research, Inc. ("SIR"), in the Circuit Court for Fairfax County, Virginia, on February 14, 2002. The crux of the complaint is that the Company and the named defendants conspired to divert a financial management and technical assistance contract that SIR was performing for the U.S. Navy, Naval Sea Systems Command. According to the complaint, the Company and the named defendants violated Virginia business conspiracy statutes, tortuously interfered with SIR's contract with the Navy, interfered with SIR's business expectancy for the successor contract, and stole and converted a database and computer program that SIR had compiled for the Navy. In addition, the complaint alleges that one of the Company's employee Defendants breached her fiduciary duty to SIR. The relief SIR is seeking is $15,000,000 in damages, plus $350,000 in punitive damages. Defendants filed a demurrer, arguing that this was really a complaint against the Navy's award of the successor contract to the Company, and that only a federal court had jurisdiction over a claim concerning the award of a U.S. Government contract. The defendants also have substantial defenses on the merits. Although the demurrer was denied, the issue has been preserved for appeal. The Company has hired counsel and will vigorously defend the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiff will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

Item 2.  Changes in Securities

    During the period from October through December, 2001, the Company issued 831,250 shares of its common stock (no par value) at $1.00 per share and $831,250 in three year convertible notes in exchange for cash. In the third quarter, the Company issued an additional 168,750 shares of its common stock (no par value) at $1.00 per share and $168,750 in three year convertible notes in exchange for cash. Each of the 26 purchasers were sophisticated persons and each had a pre-existing relationship with the Company or the Company's finder, Scripps Ventures. All of the shares were issued pursuant to Section 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The shares were issued without an underwriter.

    On March 14, 2002, a Company employee exercised stock options of 3,500 shares of common stock. The exercise price was $0.71 per share.

    On March 25, 2002, a former director of the Company exercised stock options of 17,000 shares of common stock. The exercise prices were $0.75 per share for 12,000 shares and $0.68 per share for $5,000 shares.

    On March 27, 2002, the Company acquired Shadow Research International in exchange for 300,000 shares of Company common stock. Shadow is based in Golden, Colorado.

    The Company is exercising its rights to convert the Company's preferred stock. All preferred stock shareholders have been notified that they may receive cash in the amount equal to 100% of the par value ($0.50) of each share of preferred stock in redemption of each share or one share of the Company's common stock (no par value) for two shares of preferred stock.

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

Item 5.   Other Information

    Effective July 1, 2000, the Board of Directors approved its current compensation plan for the outside directors of the Company. Under the compensation plan, each outside director will receive $1,000 per Board of Director meeting, in cash or common stock at the discretion of the Company. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. For the Company's third quarter (January through March) the stock option price is $1.27 per share. The stock option price will be reviewed quarterly.

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
David A. Derby

Item 6.   Exhibits and Reports on Form 8-K

    On April 12, 2002, the Company filed an 8-K announcing that the Company had purchased Shadow Research International of Golden, Colorado through its wholly owned subsidiary on March 27, 2002. The Company purchased all of the outstanding capital stock of Shadow in exchange for the Company's issuance of three hundred thousand (300,000) shares of the Company's common stock.

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

                                                                                                                            SYS
                                                                                                                        (Registrant)

Date:         May 14, 2002                                                                 /s/ W. Gerald Newmin
                                                                                                        W. Gerald Newmin
                                                                                                        Chief Executive Officer

********