Form 10KSB
period 2002-06-30
SYS
filed 2002-10-07
CIK 96057

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the fiscal year ended June 30, 2002

OR

__     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the Transition Period From__________ to__________

Commission File Number 000-04169

SYS

(Name of Small Business Issuer in Its charter)

              California                                                                                                            95-246735
 (State or Other Jurisdiction of                                                                                     (I.R.S. Employer
Incorporation or Organization)                                                                                     Identification No.)

9620 Chesapeake Drive, San Diego, California                                                                    92123
 (Address of Principal Executive Offices)                                                                            (Zip Code)

                (858) 715-5500
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

     Common Stock, No Par Value

     Preferred Stock, $.50 Par Value

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X    No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or  information statements by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X)

     Revenues for the fiscal year ended June 30, 2002 were $17,281,023.

APPLICABLE TO CORPORATE REGISTRANTS

     As of June 30, 2002, the Issuer had outstanding 4,916,370 shares of Common stock, no par value, no shares of preferred stock, $0.50 par value, and 69,781 shares of Preference Series B stock, $1.00 par value.

     The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2002 was $3,237,174 and 2,589,739, respectively. The total number of non-affiliate shares of Common stock was multiplied by $1.25 per share (the average of the bid and asked prices of such shares of Common stock on June 30, 2002) to determine the aggregate market value of non-affiliate shares of Common stock set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.) The approximate total aggregate market value of Common stock, including affiliates, is $5,254,269.

DOCUMENTS INCORPORATED BY REFERENCE

     Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes     No   X  .

SYS

FOR FISCAL YEAR ENDED JUNE 30, 2002
FORM 10-KSB ANNUAL REPORT
INDEX

Page
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	20
Item 10. EXECUTIVE COMPENSATION	27
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	29
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	33
Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K	34
SIGNATURES	36
FINANCIAL STATEMENTS	F-1 to F-25

PART I

Item 1. Description of Business

Business Development

     The Company provides engineering, management and technical services. The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS. On June 19, 2002, the Board of Directors adopted a resolution to use the DBA of SYS Technologies, Inc. The Company corporate offices were moved to San Diego, California on February 19, 1984, from Long Beach, California. On May 4, 2001, the Company purchased all of the stock of Testmasters, Inc. (Testmasters). On March 27, 2002, the Company purchased all of the stock of Shadow Research, Inc. (Shadow Research).

Business of Issuer

     The Company provides technical professional services to multiple U.S. government agencies, state governments, and private organizations in the management, information technologies, engineering, insurance, accounting, healthcare, medical, energy, banking, and communications industries. The specific services provided are primarily in the fields of:

Systems Engineering	Management and Analysis Consulting
Naval Architecture and Marine Engineering	Software Development & Testing
Program Management	Information Management Systems
Environmental Engineering	Logistics Analysis and Engineering
Electronic Record Management	Cost Analysis and Forecasting
Information Operations	Theater Assessment Profiling
Effects Based Planning	Total Ownership Cost
Software Training	Data Fusion and Knowledge Management
Joint C4I Architecture	Information Assurance

Description of Business

     The Company's revenues for FY 2002 were $17,281,023, an increase over the previous fiscal year of 49%. Net loss for FY 2002 was $120,801 compared to net income of $241,536 in FY 2001.

     The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000, which expired on November 30, 2001. This cost plus fixed fee contract has been extended through September 30, 2002. The Company was notified on September 4, 2002 that it had won the UNREP recompete contract and that the new contract will become effective on September 16, 2002. The new contract, which is also cost plus fixed fee, is valued at $39.5 million over its ten year life, assuming that all options are exercised. The base year of this new contract is valued at $3.3 million. This program accounted for about 5% of the Company's revenue in fiscal year 2002. The program provides in-service engineering to the U.S. Navy Fleet. The Company has supported this Navy program in various roles since 1982. This work is performed by the Company's Oxnard office.

     The Management, Planning, Analytical and Administrative (MPAA) Program had its second of four option years exercised on February 1, 2002. This second option year is valued at $4.3 million. This program accounted for about 27% of the Company's revenue in fiscal year 2002. This contract, which is cost plus fixed fee, supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company's performance as outstanding for both the base and option years of the contract. This work is performed by the Company's Oxnard office.

     The Company is continuing to provide hazardous materials assessment support to the Naval Air Systems Command through a subcontract. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales. This work is performed by the Company's Oxnard office.

     The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. These contracts, which are time and material, have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. The GSA contracts accounted for about 34% of the Company's revenue in fiscal year 2002. All of the Company's offices utilize these GSA contracts.

     The Company continues to provide Electronic Records Management (ERM) services. The Company's Information Technology (IT) GSA contract was amended to include ERM services. This work is performed by the Company's Oxnard office.

     The Company's Command, Control, Communication, Computer and Intelligence (C4I) group is primarily based in San Diego. This group is providing top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The customer base includes SPAWAR Systems Center San Diego and U.S. Navy Commander in Chief, Pacific. The C4I personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

     The Company is continuing to provide support services for information technology services through a subcontract in support of the Navy Marine Corps Intranet (NMCI). This program accounted for about 8% of the Company's revenue in fiscal year 2002. This work is performed by the Company's Oxnard office.

     On September 28, 2001, the Company signed its Prime contract that was awarded as the result of full and open competition for technical support to SPAWAR Systems Center's Joint and National Systems Division. The subcontractors on the Company's winning team were BAE and TRW. Significant efforts include providing system engineering and architecture development for the Joint Strike Fighter, Unmanned Aerial Vehicle, Surveillance and Precision Engagement Programs. This work is performed by the Company's San Diego office.

     The Company is a subcontractor on the Naval Sea Systems Command's Professional Support Services contract. The Company received a subcontract effective January 1, 2002. This contract has a base year and four option years. Most of the work for this contract is being performed out of the Company's Chesapeake office.

     The Company's subsidiary, Shadow Research, is a technology-based consulting services organization providing support for the Navy Logistics Productivity's (NLP) Research and Development program. Shadow has a subcontract to execute the NLP Bounty Hunter Program that focuses on expansion of the technology emphasis to all aspects of system obsolescence whether it is electronic, mechanical, or hydraulic and targets both functional and economic cases. Shadow is also a Technology Trends Data Base subcontractor. This project establishes and maintains a current, accurate and accessible repository of component-level trend information for weapon and weapon support systems obsolescence management using the Navy's Logistics Productivity Obsolescence Prediction Tool (OPT). The OPT will be the principal tool employed in the proactive prediction of obsolescence, and in providing a methodology for evaluating the best corrective action.

     The Company's subsidiary, Testmasters, Inc., specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide its clients early warnings of issues or processes that will inhibit the success of the project. Testmasters' consultants rely on proven disciplines and practices that stem from a long history of successful engagements wherein Testmasters provided the primary test support and Quality Assurance services to their clients. These services have included: Independent Verification and Validation (IV&V); test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); creation of test permutation definitions and scripts; test execution and test management; test tool selection and integration; and testing and quality assurance training. Since Testmasters' primary business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. Testmasters' IV&V services reflect a combination of pragmatic processes and personnel experienced in their application and review. Testmasters has developed a suite of software tools to be used in its information securities business. Testmasters accounted for about 3% of the Company's revenue in fiscal year 2002.

     Subsequent to June 30, 2002, the Company consolidated its training capabilities and established the SYS Training Division and opened a new office in Carlsbad, California. The Training Division brings together some of the Company's existing training capabilities with a new group that will be offering a wide range of instructor led training courses for Sun UNIX, Java Programming, Microsoft Windows and Desktop Publishing Applications. As a Microsoft Certified Partner, the Company now offers a full line of Microsoft classes, including Microsoft Applications, NT and Windows 2000.

Contract Backlog and Customers

     As of June 30, 2002, the Company's delivery orders and contract tasks funded backlog were approximately $12,097,000, as compared with approximately $6,675,000 on June 30, 2001. The reason the backlog has grown in 2002 is primarily due to the Company's internal growth and increased orders from the Company's customers.

     The majority of the Company's total revenues were derived from contracts with the United States Government, principally agencies of the Department of Defense. Nearly all of these revenues were from contracts with the United States Navy. Should changes in procurement policies or reductions in government expenditures occur, revenue and the income of the Company could be adversely affected. Government contracts are not seasonal, however, variations may occur due to funding from time to time.

Competitive Conditions

     Nearly all of the Company's business is awarded through competitive procurements. The engineering and management services industry consists of hundreds of companies with which the Company competes and who can provide the same types of services. Many of the Company's competitors are larger and have greater financial resources than the Company. The Company obtains much of its business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

Environmental Laws

     The Company primarily provides services to government and industry. The Company does not manufacture any products at this time. Therefore, the Company has not been materially affected by governmental environmental laws.

Employees

     The Company had 184 full-time and 43 part-time employees on June 30, 2002, compared to 135 full-time and 34 part-time employees on June 30, 2001.

Factors Which May Affect Future Results

     Information contained in this Form 10-KSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to the Company.

     1.   Lack of Business Diversification The majority of the Company's business at the present time is with the U.S. Navy. The Company has successfully grown and diversified its U.S. Navy business to several contracts and subcontracts. Even with this growth and diversification, budget changes in Congress or the Defense Department could seriously affect the Company.

     2.   Dependence on Key Personnel The Company has a few key management, project and technical personnel that are intimately involved in their functions and have day to day relationships with critical customers. The Company is not able to afford extra standby staff. As a result, at its current size, the loss of any of these key personnel could have a material and adverse affect on the Company.

     3.   Competition The Company has many competitors who vie for the same customers as the Company. They are competent, experienced and continuously working to take work projects away from the Company. Many of the competitors have substantially greater resources than the Company.

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

     5.   Limited Market for Common Stock. The Company's stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a more liquid market will in fact develop. Even if such market does develop, it may not be sustained.

     6.   Possible Rule 144 Stock Sales. As of June 30, 2002, a total of 2,065,528 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only pursuant to a registration statement or in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

     7.   Risks of Low Priced Stocks. Trading in the Company's stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain, accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, AMEX or the NYSE, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or, for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure to the market for penny stocks and for trades in any penny stock defined as a penny stock.
     The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share.
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
     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of a penny stock, transactions in NASDAQ stocks are exempt from all but the sole market-maker provision for (i) issuers with $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

     8.   Control by Officers and Directors. As of June 30, 2002, officers and Directors of the Company own 42.7% or 2,399,169 shares of the Company's common stock including any exercisable stock options and thereby control the Company's affairs.

Item 2. Description of Property

     The business and operations of the Company are now conducted in the following office spaces:

	Approx.
Location	Sq. Feet	Lease Term	Rental
9620 Chesapeake Drive	9,957	Expires April 30, 2003	$12,161/mo.
San Diego, CA 92123
2451 Crystal Drive	2,968	Expires July 31, 2004	$ 8,381/mo.
Five Crystal Park
Arlington, VA 22202
1721 Pacific Avenue	10,499	Expires August 31, 2007	$13,649/mo.
Oxnard, CA 93033
2711 Jefferson Davis Highway	4,693	Expires July 31, 2006	$10,628/mo.
Arlington, VA 22202
1119 Executive Blvd.	3,545	Expires September 30, 2004	$ 2,500/mo.
Chesapeake, VA 23320
17301 W. Colfax	1,402	Cancelable with 60 days	$ 3,687/mo.
Golden, CO 80401		Notice
5942 Priestly Drive	6,360	Expires October 31, 2002	$10,000/mo.
Carlsbad, CA 92008

     The Company has no real estate investments.

Item 3. Legal Proceedings

     The Company and four employees were sued by Systems Integration & Research, Inc. ("SIR"), in the Circuit Court for Fairfax County, Virginia, on February 14, 2002. The crux of the complaint is that the Company and the named defendants conspired to divert a financial management and technical assistance contract that SIR was performing for the U.S. Navy, Naval Sea Systems Command. According to the complaint, the Company and the named defendants violated Virginia business conspiracy statutes, tortiously interfered with SIR's contract with the Navy, interfered with SIR's business expectancy for the successor contract, and stole and converted a database and computer program that SIR had compiled for the Navy. In addition, the complaint alleges that one of the Company's employee Defendants breached her fiduciary duty to SIR. The relief SIR is seeking is $15,000,000 in damages, plus $350,000 in punitive damages. Defendants filed a demurrer, arguing that this was really a complaint against the Navy's award of the successor contract to the Company, and that only a federal court had jurisdiction over a claim concerning the award of a U.S. Government contract. The defendants also have substantial defenses on the merits. Although the demurrer was denied, the issue has been preserved for appeal. The Company has hired counsel and will vigorously defend the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiff will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

     The Company has filed a lawsuit in California Superior Court against Systems Integration and Research, Inc. ("SIR") and C Cubed, Corp., its parent. The case alleges damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR. The Company entered into an exclusive negotiating agreement to purchase SIR Corp. During the exclusivity period, SIR "shopped" the Company's bid, negotiated with other entities (including the one that finally purchased SIR) and shared with those entities due diligence materials that belonged exclusively to the Company. A complaint has been filed and an answer and cross complaint has been filed by the defendants, in response. We expect a vigorous defense, but the documents and testimony seem to indicate that what we have alleged did in fact occur, injuring the company. Therefore, we expect a positive outcome should the matter be tried. However, we have no guarantee that we will not be unsuccessful in pursuit of this matter or that SIR will not be successful in its cross complaint. However, the cross complaint simply mirrors the complaint and will be extremely hard to sustain.

Item 4. Submission of Matters to a Vote of Security-Holders

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of Fiscal Year 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a)   The Company's Common Stock is traded in the over-the-counter market. The ranges of bid and asked quotations during the Company's two most recent fiscal years are as follows:

Fiscal Year 2001	BID	ASK
First Quarter	$0.51	$0.98
Second Quarter	$0.54	$0.84
Third Quarter	$0.79	$1.18
Fourth Quarter	$0.81	$1.27
Fiscal Year 2002	BID	ASK
First Quarter	$1.25	$1.27
Second Quarter	$1.10	$1.40
Third Quarter	$1.22	$1.40
Fourth Quarter	$1.21	$1.89

     The sources of these quotations are stock brokerages that make a market in the Company's stock, other brokerages representing both bidders and sellers, and bidders which have made direct contact with the Company. The brokers have indicated that there has been light trading in the Company's Common Stock for the past year.

     (b)   As of June 30, 2002, there were approximately 452 holders of record of the Company's Common Stock.

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

AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
(thousands except per share amounts)

	2002	2001
OPERATING RESULTS:
Contract revenues	$17,281	$11,614
Costs and expenses: Contract costs General and administrative Bad debt expense Write-off of capitalized software	14,785 1,950 114 406	9,923 1,165 35
Income from operations	26	491
Other (income) expense: Interest income Interest expense Gain on sale and disposition of equipment	(32) 194 (6)	(10) 95 (1)
Income (loss) before income taxes	(130)	407
Provision (credit) for income taxes	(9)	165
Net income (loss)	(121)	242
Net income (loss) applicable to common stock	(129)	233
Basic net income (loss) per common share	(0.03)	0.07
Diluted net income per common share		0.07
BALANCE SHEET DATA:
Total assets	6,274	3,740
Borrowings-bank line of credit	0	720
Long-term obligations (including current portion)	1,599	265
Stockholders' equity	3,100	1,879

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to bad debts, intangible assets, income tax contingencies, revenue recognition and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Revenues are primarily derived from contracts with agencies of the U.S. Government. Revenues on fixed-price contracts are recorded on the percentage completion method in the ratio that costs incurred bear to total estimated costs at completion. Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Revenues on time-and-materials contracts are recorded based on hours incurred, extended at contract rates plus material expenses and other direct costs incurred. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency before final acceptance. Revenues have been recorded at amounts expected to be realized upon final settlement.

     The Company provides for an allowance for doubtful accounts based on historical experience. Since the Company's primary customer is the U.S. Government, the Company historically has not recorded significant charges for bad debt. Bad debts are recognized in the period in which they are identified.  The Company did recognize bad debts of $114,000 in the fourth quarter of 2002, which is significantly larger than what has been historically recorded.  The large bad debt was primarily due to one customer that was unable to fulfill their funding obligations.

     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expenses.

     In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment on an annual basis. The Company did not record any impairment charges for goodwill in 2002. The Company did record a charge of $406,000 for the impairment of capitalized software in 2002 based on the belief that there were not sufficient projected cash flows or alternative future uses to support the net book value of the capitalized software and therefore elected to write-off the asset.

Results of Operations

Fiscal Year 2002 vs. Fiscal Year 2001

     Total revenues for 2002 were $17,281,000 compared to $11,614,000 for 2001, an increase of 49%. The primary reasons for the increased revenue were a 17% increase from the Oxnard Operations ($1,503,000), 69% increase from the San Diego Operations ($1,244,000) and $3,348,000 in revenue from the new East Coast Operations, all of these operations are part of the Company's government services sector.

     During 2002, the Company's income from operations was $26,000 compared to $491,000 in 2001. During 2002, the Company had a loss before taxes of $130,000 compared to income before taxes of $407,000 in 2001. During 2002, the Company had a net loss of $121,000 compared to net income of $242,000 in 2001. The decrease in income from operations and net income in 2002 was due in part to the following approximate costs: start up costs of the East Coast Operations ($200,000), non-capitalizable costs associated with software development ($136,000), bad debt expense ($114,000), write-off of capitalized software costs ($406,000) and higher than anticipated contract and general and administrative costs.

     The Company's government services group accounted for revenue of $16,822,000 compared to $10,515,000 for 2001, an increase of 60%. This group's income before income taxes was $534,000 in 2002 compared to $484,000 for the prior year, a 10% increase. The reason for the lesser percentage increase in income before income taxes is due to start up costs of the East Coast Operations ($200,000), non-capitalizable costs associated with software development ($33,000), bad debt expense ($114,000) and higher than anticipated contract and general and administrative costs.

     The Company's Testmasters group accounted for revenue of $459,000 compared to $1,099,000 for 2001, a decrease of 58%. This group's loss before income taxes was $664,000 in 2002 compared to $78,000 for the prior year. The reason for the increased loss before income taxes is primarily due to non-capitalizable costs associated with software development ($103,000), write-off of capitalized software ($406,000) and a weak commercial market for software test and evaluation services. During the fourth quarter of 2002, the Company did not believe that there were sufficient projected cash flows or alternative future uses to support the net book value of the capitalized software and therefore elected to write-off the asset.

     Substantially all of the Company's contracts are of the cost reimbursable plus fee or time and material types. Revenues on both types of contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs or hours incurred to date, bear to total estimated costs or hours, respectively, as specified by each contract. Contract costs increased to $14,785,000 in 2002 from $9,923,000 in 2001 and general and administrative expenses increased to $1,951,000 in 2002 from $1,165,000 in 2001. Although contract costs increased 49% in 2002, contract costs remained at 85% of revenue for both 2002 and 2001. The Company's general and administrative expense increased primarily due to this increase in revenue, legal costs and an increase in administrative personnel in anticipation of the Company's growth.

     Basic net income (loss) per common share was ($0.03) in 2002 compared to $0.07 in 2001. The related weighted average number of common shares outstanding was 4,192,340 in 2002 and 3,307,166 in 2001.

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

     During 2001, the Company's income from operations was $491,000 compared to $140,000 in 2000. During 2001, the Company had income before taxes of $407,000 compared to $116,000 in 2000. During 2001, the Company had net income of $242,000 compared to a net loss of $77,000 in 2000. The significant increase in net income in 2001 was due to a large decrease in the net loss attributed to the Company's subsidiary Testmasters and increased revenue with its associated profit from the Company's other operations.

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

     Basic net income (loss) per common share was $0.07 in 2001 compared to $(0.03) in 2000. The related weighted average number of common shares outstanding was 3,307,166 in 2001 and 3,371,743 in 2000.

Liquidity and Working Capital

     The Company had net working capital of $3,599,000 at June 30, 2002 compared to $1,366,000 at June 30, 2001. Net working capital is total current assets less total current liabilities. Contract receivables increased by $1,637,000 during 2002. This increase was due primarily to the increase in revenue. Accounts payable was $379,000 more in 2002 than in 2001. The primary reason for the increased accounts payables is the receipt of several sizable subcontractor invoices at year end. The Company has a working capital loan and a line of credit with Comerica Bank-California. The Company had borrowed $500,000 under the working capital loan, of which $444,000 was owed at June 30, 2002. The working capital loan is fully amortized over three years. The Company's line of credit had a balance of zero at June 30, 2002. The Company also has convertible notes payable of $1,000,000 from the private placement done during 2002. The Company used the funds received through the private placement to finance the Company's growth. The Company's net assets increased by $1,221,000 in 2002 to $3,100,000. Net assets is total assets less total liabilities. Net furniture and equipment increased by $268,000 in 2002. This increase was attributable to the Company's growth in 2002.

     The Company's primary source of liquidity is its unused $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003. The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime. The Company is currently out of compliance with the covenants on this loan, but has received a waiver from Comerica.

     The Company also finances a portion of its operations through leases. At June 30, 2002, the Company had noncancellable operating leases for its offices which expire at various dates through July 2006. Subsequent to June 30, 2002, the Company entered a new lease for its Oxnard office which expires August 2007 and San Diego office which expires on December 2008. The Company also leases certain computer and office equipment under capital leases expiring at various dates through September 2006.

     Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 2002 totaled $173,538, of which $53,296 relates to the year ending June 30, 2003.

     Annual future minimum lease payments under operating leases with initial terms of one year or more as of June 30, 2002 totaled $2,933,000, of which $598,000 relates to the year ending June 30, 2003.

     Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	June 30, 2002 3.17 1.02 $3,100,000 $3,599,000 51% $0.63	June 30, 2001 1.82 0.99 $1,879,000 $1,366,000 50% $0.56

     Certain factors that may affect the Company's financial performance are beyond the Company's control, such as when the government approves the defense budget and the related funding. The current ratio is derived by dividing total current assets by total current liabilities. Debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth. Net worth is total stockholders' equity. Net working capital is total current assets less total current liabilities. Debt to total assets is total liabilities divided by total assets. Book value per common share is stockholders' equity related to common shares divided by the number of common shares outstanding at the end of the period.

     Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital requirements through at least the fiscal year ending June 30, 2003. Long-term liquidity depends on the Company's ability to manage cash, raise cash and maintain profitability.

Item 7. Financial Statements

     The full text of the Company's audited consolidated financial statements for the fiscal years ended June 30, 2002 and 2001 begins on page F-1 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
            Exchange Act

     The directors and executive officers of the Company are as follows:

     (1)   John M. Burns, age 55, was elected to the Board of Directors as of November 20, 2001. Mr. Burns is currently President and CEO of Power Partners International, Inc. a power plant development firm with projects on Kauai and elsewhere. In addition Mr. Burns is Chairman and CEO of Scripps Ventures, Inc. a San Diego based investment company, a position he has held since 1990. Prior to these positions he was Vice President and headed the most profitable business unit of Management Analysis Company, a $40 million technical and business consulting firm with clients that included Pacific Gas & Electric, San Diego Gas & Electric Company, Merrill Lynch, Raytheon, World Bank, Fulbright & Jaworski, Steptoe & Johnson, US DOE, US EPA, and many others. Mr. Burns has also held various positions with San Diego Gas & Electric Company where for periods he headed the R&D Committee, a comprehensive company wide Management Audit, the Licensing and Environmental Department, and legal and engineering positions. Mr. Burns currently serves on three boards in addition to SYS, including Primary Funding Corp., a financial services firm, Scripps Ventures and Power Partners. In addition he has served on the Board of MediCredit, a Long Beach based provider of financing for medical services. Mr. Burns served in the U.S. Navy, Civil Engineering Corps, from 1969 to 1972. Mr. Burns holds a BS in Civil Engineering from Worcester Polytechnic Institute and a Juris Doctorate from University of San Diego. In addition Mr. Burns has served as a Board Member or fundraiser for various civic and philanthropic organizations including currently the Kauai Economic Development Board.

     (2)   Clifton L. Cooke, Jr., age 55, was elected to the Board of Directors as of November 20, 2001. As of January 16, 2002, Mr. Cooke became the Company's President and Chief Operating Officer. Previously, Mr. Cooke was Executive Vice President of Titan Corporation, a billion dollar diversified technology company. Mr. Cooke's responsibilities at Titan were to maximize the commercial success of Titan's defense based technologies. In addition to his corporate responsibilities, Mr. Cooke was the general manager and CEO of the $170 million Titan Technologies Division. Mr. Cooke was founder and CEO of VisiCom Laboratories, which grew to over $50 million in revenue. VisiCom provides embedded real time products and services to its customers in industry and government. While at VisiCom, Mr. Cooke acquired six small companies that contributed significantly to revenue growth. VisiCom revenues are equally divided between products and services with 55% of sales to industry giants such as Kodak, Siemans, Motorola, Lockheed, Raytheon, Flight Safety, Boeing, Smith-Barney, Merrill Lynch, and Sun Microsystems. Prior to starting VisiCom in 1988, Mr. Cooke was founder and CEO of Advanced Digital Systems (ADS). ADS focused on providing engineering services for DoD satellite programs. Mr. Cooke received his BA degree in Applied Physics and Information Science from the University of California, San Diego.

     (3)   David A. Derby, age 60, was elected to the Board of Directors as of November 20, 2001. Mr. Derby is a business consultant serving NYSE and NASDAQ listed public corporations as well as private business ventures and nonprofit service organizations. A founder of Datron Systems Incorporated, Mr. Derby was its president and CEO from 1982 until 1997. From1997 until 2001 Mr. Derby served as chairman, president and CEO. During his tenure the company completed two public offerings, made several acquisitions, funded and later sold a new venture, sold a number of product lines and successfully brought to market a line of consumer products derived from military technology. In September 2001, Mr. Derby negotiated the sale of Datron to The Titan Corporation through a tax-free exchange of stock. Since 1995 Mr. Derby has served on the board of directors, chaired the audit committee, and served on the compensation committee of AML Communications, (NASDAQ: AMLJ) a wireless communications company headquartered in Camarillo, Ca. He also is a member of the board of directors of The Corporate Directors Forum, a nonprofit organization dedicated to better corporate governance through better education of directors. In 1996 Mr. Derby joined the board of The Fellowship Center, a residential, social model recovery facility for the treatment of addiction to alcohol and other drugs. He was elected president of that board in 2000. Mr. Derby provided technical services and training to NASA field engineering personnel in the Canary Islands during NASA's Gemini Program, served in the US Navy from 1959 to 1962 and studied engineering at California State University, Northridge.

     (4)   Michael W. Fink, age 45, is Sr. Vice President, Finance and Administration at the Corporate offices, became the Chief Financial Officer on January 16, 2002 and was elected Corporate Secretary on January 20, 1999. Mr. Fink joined the Company in July of 1995. He is responsible for the financial and administrative functions of the Company, including finance, accounting, SEC reporting, banking, contracts and other management areas. He held various executive positions at San Diego Aircraft Engineering, Inc. (SANDAIRE) before being hired by the Company. SANDAIRE is an engineering firm specializing in the aerospace and defense industries. Some of SANDAIRE's major customers have included the U.S. Navy, NASA, Lockheed, McDonnell Douglas, Tracor Aviation, Teledyne Ryan Aeronautical and Westinghouse. Mr. Fink received a Bachelor of Science degree in Business Administration (Accounting) from San Diego State University (SDSU). He has also attended Graduate School at SDSU where he studied mechanical engineering.

     (5)   Linda E. Gagnon, age 56, is Sr. Vice President, East Coast Operations. Ms. Gagnon is a graduate of Boston's Chandler School for Women. Ms. Gagnon started her career with IZOD Ltd as Director of Customer Relations in New York. In 1976, she joined Consultants and Designers, Inc. For seventeen years Ms. Gagnon served with the company in various program and project management roles. In 1993, Ms. Gagnon joined Systems Integration and Research Inc. (SIR) as Division Director in Arlington, Virginia. Through gradual and steady promotions, Ms. Gagnon was made President of SIR in just five years. During her tenure, SIR grew from a $7 million in revenue company to $20 million. Ms. Gagnon's customer focus has been primarily in the area of program management, budget execution, and resource management supporting U.S. Government agencies.

     (6)   Kameron W. Maxwell, Ph.D., age 66, was elected to the Board of Directors as of September 21, 1999. Dr. Maxwell is currently a consultant to various biotechnology and contract research companies. He held various positions at the Veterans Administration Hospital in Salt Lake City, both in the clinical laboratory and research departments as well as having a teaching appointment in the Microbiology department at the University of Utah College of Medicine. After leaving Salt Lake City he took a position with Baxter Travenol's Hyland Division in Costa Mesa, California. While at Hyland, he held a number of positions in the Research and Development department with the most recent being that of Director. In this position he supervised a large group of scientists and coordinated research both within the company and with outside academic collaborators. Dr. Maxwell left Baxter and held the position of Director of Research and Development at Newport Pharmaceuticals. In this capacity he was responsible for the research, development and registration of a new chemical entity. Dr. Maxwell was president and co-founder of Americal Pharmaceuticals Inc., a company that manufactured, imported and distributed sterile liquid pharmaceutical products. These products were predominately used in the treatment of cancer (generic oncology products) and ophthalmic conditions. Following the Americal position, Dr. Maxwell held various positions at Genta Inc. The most recent being that of Sr. Vice President of Pharmaceuticals Operations. Dr. Maxwell has had extensive experience in the regulatory affairs arena and is RAC certified. He has established numerous working relationships with universities and contract service organizations, and has researched, developed and marketed numerous products ranging from diagnostics through prescription pharmaceuticals. He is a member of The American Academy of Dermatology, The Regulatory Affairs Professional Society, the American Society for Microbiology, the Drug Information Association, the American Association of Pharmaceutical Scientists, the Controlled Release Society and other scientific and professional organizations. Dr. Maxwell brings to the Company his knowledge and experience in start up financing, research and development, strategic planning and management, operations, product and process quality and securing product regulatory approvals. Dr. Maxwell's education consists of a Ph.D., Immunology, Minor, Histology, University of Utah; an M.S., Microbiology, Minor, Parasitology, University of Utah and a B.S., Bacteriology, University of Utah.

     (7)   Mr. W. Gerald Newmin, age 65, was elected to the Board of Directors as of October 19, 1993. On October 21, 1998, Mr. Newmin was elected as interim Chairman of the Board and Chief Executive Officer of the Company. On January 20, 1999, Mr. Newmin was elected Chief Executive Officer and Chief Financial Officer of the Company. On January 19, 2000, Mr. Newmin was elected Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newmin relinquished the Chief Financial Officer title on January 16, 2002. Mr. Newmin served as Corporate Secretary from December 10, 1993 to January 20, 1999. Mr. Newmin also serves as Chairman and Chief Executive Officer of Exten Industries, Inc., a publicly held bio-medical company and on the Board of two non-profit organizations, the Corporate Directors Forum and the Corporate Governance Institute. He was President of HealthAmerica Corp. which grew to over $500 million annually and the company was the first in its industry to be listed on the New York Stock Exchange. Mr. Newmin was President of The International Silver Company, a diversified multi-national manufacturing company which he restructured. He was Vice President and Regional Director for American Medicorp, Inc. In this capacity Mr. Newmin was responsible for the management of 23 acute care hospitals located throughout the Western United States. Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets and participated in numerous acquisitions. At Whittaker, Mr. Newmin has held various other senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Whittaker's Marine Group consisting of Bertram Yacht, Columbia Yacht and Trojan Yacht Corporations. Mr. Newmin holds a Bachelors degree in Accounting from Michigan State University.

     (8)   Kenneth D. Regan, age 60, is Sr. Vice President, San Diego Operations. Mr. Regan joined the Company in May 2000. Prior to joining SYS, Mr. Regan was Corporate VP for Mergers and Acquisitions of Advanced Communication Systems, Inc., following two years as President of Advanced Communication Systems Services (ACSS) Division. As President of ACSS, he directed and organized the growth of ACSS from a 238 person, $37M annual revenue communications and IT services company to over 1,050 people with an annual revenue of $114M. Prior to becoming President, he served three months as ACS Corporate Vice President for International Development after retiring as a member of the Senior Executive Service (SES) from the Navy. During his 32 year career in the Navy RDT&E community, his roles ranged from hands-on engineering to managing a 600 person, $300M Navy R&D technical department. While President of ACS Services, Mr. Regan played a key role in ACS' largest single acquisition, and other strategic acquisitions, which lead to assuming Corporate M&A responsibilities. As VP for International Development, he successfully established multiple international business relationships. As a Department Head in Navy R&D community for seven years, he successfully directed and expanded a technically excellent, productive organization during a time of reduced budgets and directed mission purification and base closures. Mr. Regan received his Bachelors Degree in Electronic Engineering from Colorado State University in 1965.

     (9)   Charles E. Vandeveer, age 61, was elected to the Board of Directors on March 21, 1997, and is the Company's Sr. Vice President, Oxnard Operations. Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company is 1987. He is a retired Commander, United States Navy, Supply Corps. Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs. He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls. Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company's presence in the Oxnard area. He has organized and directed large scale management studies and supervised subcontractors with various firms. Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

Certain Significant Employees

     (10)   Robert A. Babbush, age 39, is the Company's Director of Corporate Administration. In this role, he is responsible for the Human Resources and Facilities functions, in addition to his involvement in operational issues. Prior to joining SYS, Mr. Babbush was Vice President of Corporate Administration at VisiCom, an embedded software developer and designer of video, imaging, graphics and audio boards. He has knowledge and experience in the areas of organizational development, process improvement, integration of mergers and acquisitions, and managing growth in a manner which creates the necessary infrastructure while retaining an entrepreneurial environment. Mr. Babbush has a Bachelor's degree in Business/Economics from UC Santa Barbara, and an MBA in International Business Management from San Diego State. He also serves as an adjunct faculty member at the University of Phoenix.

     (11)   Carl J. Bubela, age 53, is the Company's Director of Financial Management. He brings over 20 years of experience managing accounting, finance and contracts in a government contracting environment. He also brings a wealth of experience in designing, building, and implementing accounting systems. He previously served as the Chief Financial Officer and Vice President of Contracts for Validity Corporation. Mr. Bubela also has a strong background in state and federal tax regulations, audit agency requirements, and contract negotiations. He previously served in the U.S. Navy. Mr. Bubela attended Fulton Montgomery College in Johnstown, New York.

     (12)   Larry W. Cooke, age 53, is the founder and President of Testmasters, Inc., a wholly owned subsidiary of SYS. Mr. Cooke has 30 years of data processing experience with over 20 years specializing in testing application software with particular emphasis on implementing structured testing disciplines. Mr. Cooke formulated an effective test management tool that stresses the iterative nature of the testing process and the establishment of regression test bed environments. In 1992, Mr. Cooke founded Testmasters, Inc., a California corporation specializing in providing software quality consulting and automated testing tools. Testmasters offers a full range of software quality assurance services as well as complimentary products. Prior to Testmasters, Inc., Mr. Cooke spent 15 years providing management consulting services to financial services related clients including Bank of America, Security Pacific National Bank, Great Western Savings, and Wells Fargo Bank. The primary services provided were project management, test management for multi-million dollar projects, QA and QC training, and software quality process analysis. Mr. Cooke formulated quality assurance and quality control processes that provided clients practical solutions to their quality concerns. As an early pioneer in applying test automation with capture/replay tools; test data management tools and test driver utilities, Mr. Cooke implemented and deployed automated solutions for banking systems, county tax assessor systems, health care systems, insurance systems, and state and county department of human resource systems.

     (13)   Henry J. DeMattia, age 70, is Vice President, East Coast Operations. Mr. DeMattia provides senior program management and business development support for the Company's East Coast Operations. Prior to joining the Company, Mr. DeMattia developed a distinguished 44 year career utilizing his expertise in a variety of combat systems, logistics, engineering, and financial management programs for the U.S. Navy, Coast Guard, NASA, and Air Force. He holds a B.S. degree in Mathematics/Physics from West Virginia Wesleyan College, and did graduate study in the area of Digital Computers at George Washington University.

     (14)   Dr. Gary L. Fitzhugh, age 61, is President and founder of our Shadow Research International subsidiary. His recent work has focused on solving Navy obsolescence issues via technology based solutions. He has significant background in embedded computer application hardware. Dr. Fitzhugh also has experience in the area of electronic warfare systems research and development. He holds a BA in Math/Physics, an MBA in Finance and Accounting, and a PhD in Computer Engineering Science.

     (15)   Colin Hirayama, age 45, is the Director of Technology Assessment for SYS Technologies. Mr. Hirayama, who joined SYS Technologies in August 2002, has the primary responsibility for identifying new technologies and new business areas and to quantify the markets for these new businesses. He is also responsible for identifying requirements in personnel, skill sets, and resources that are required to reach the full potential of these new businesses. Prior to joining SYS Technologies, Mr. Hirayama was the Vice President for Strategic Planning/R&D for the Advanced Products & Design Division of the Titan Systems Corporation where he was responsible for all R&D efforts and the introduction of emerging technologies. He was also responsible for division level strategic planning to realign the division's core business units into an integrated and greatly expanded business base focused around re-configurable computing technologies. Prior to his tenure at the Titan Systems Corporation, Mr. Hirayama held a number of technology and management positions ranging from embedded systems technologies and microelectronics to signal processing and network communication systems. Mr. Hirayama graduated from the University of California, San Diego with a Bachelors degree in Control Engineering.

     (16)   Robert A. Holmes, age 56, joined the company in March 2002 and is the Director, Strategic Planning. Previously, he served for over 10 years as Vice President and Director, Electronic Systems Technology Operation for Titan System's Advanced Products and Design Division and predecessor organizations. Prior to that he had been the Manager of Titan System's Artificial Intelligence Engineering Operation. Before joining Titan he had established and managed Presearch Incorporated's San Diego Office and been a Program Manager for Presearch on a variety of Navy programs. Earlier he was a consultant to the Navy during the development, implementation and test of a major, nationwide, on-line information processing system. Mr. Holmes served for seven years as an officer in Nuclear Submarines. He holds both a B.S. and M.S. in Mathematics.

     (17)   Larry W. Moe, age 48, is the Company's Vice President, Information Systems and Management Consulting, Oxnard Operations. Prior to this promotion he was the Program Manager for the Management, Planning and Analysis Contract in the Oxnard office. Mr. Moe joined SYS in 1991 continuing his support of Navy Management at Port Hueneme. He began consulting with the Navy in 1989. Prior to that, he spent seven years in the insurance/investment field in both sales and management. He started his career spending 10 years with a large printing company where he gained management and marketing experience. He continues building a team of management consulting experts and personally consults with executive level management. Mr. Moe received his Bachelor of Science degree in Education from St. Cloud State University, Minnesota in 1973.

     (18)   R. Edward Shutters, age 70, Vice President for Technical and Management Services Business, San Diego Operations joined SYS in July 2000 as Vice President for C4I Business Development. Previously Mr. Shutters was Manager of San Diego Operations for Advanced Communications Services, Inc and Vice President, ACSS Business Department. Prior to that, he was Vice President, Navy C4I Systems at SAIC after his retirement from SSC San Diego in 1995 after more than 35 years of service. Mr. Shutters' final assignment at SSC was Deputy Technical Director, and among other positions he held during his Civil Service career he was Head of the Surveillance Department, Surface/Aerospace Department, Space Systems and Technology Division, and numerous Program Offices. Prior to joining SSC in 1959, Mr. Shutters served 4 years active duty in the Navy, and received his Bachelors Degree in Electrical Engineering from San Diego State University in 1959.

     (19)   David O. White, age 59, joined SYS in July 2000 as Vice President for C4I Systems, San Diego Operations, and established a team of C4ISR subject matter experts to provide cutting-edge services to the DOD RDT&E and acquisition communities. Prior to joining SYS, Mr. White was Vice President ACS Services, following his position as Site Leader for MITRE Corp. San Diego operations. He joined MITRE upon retirement from the Navy in 1993. During his naval career Mr. White had numerous operational assignments which included commanding the USS Elmer Montgomery and Assistant Chief of Staff (Operations) for the USS Kitty Hawk Battle Group. His jobs ashore were Research and Development related, and included a tour at the Office of Naval Technology as a Program Element Manager as well as two tours at NCCOSC/NRaD as head of the Multi-Sensor Integration Division and Director of the Network Systems Engineering Office. As Commander, Navy Management Systems Support Office, Pacific, he directed development and implementation of Navy Tactical Systems Support software and hardware systems for all PACOM Navy and USMC commands. Mr. White received his B. S. from the University of Central Arkansas (UCA) and has done MBA graduate work at Southern Illinois University, Evansville and National University.

     (20)   William P. Wilund, age 55, is the Company's Vice President, Engineering and Logistics, Oxnard Operations. Mr. Wilund joined SYS in 1996 and has held various management, supervisory and project positions, including Program Manager for the Naval Architecture and Marine Engineering contract. He retired from the United States Navy in 1993 as a Supply Corps Captain and prior to joining the Company held senior management positions in two medium-sized companies. Mr. Wilund served as Supply Officer of three Navy ships including the USS New Jersey (BB 62) and served in a variety of Program Management and staff positions ashore, including several tours in Washington, D.C. Headquarters Commands. Mr. Wilund holds a Bachelors Degree in Accounting from the University of Idaho and a Masters Degree in Business Administration from the Naval Postgraduate School. He is also a graduate of the Naval War College, the Industrial College of the Armed Forces and the Carnegie Mellon Program for Executives.

Officers or Directors Resigning or Term Ending in 2002:

     Messrs. Harasty and Werner resigned from their Director positions effective May 22, 2002.

     On June 19, 2002, Mr. Newmin stated that he would not stand for reelection for the position of Chief Executive Officer. Officers for the Company are usually elected after the Company's Annual Meeting.

Family Relationships and Affiliates:

     There are no family relationships among any of the directors and executive officers of the Company. However, the Company's President, Clifton Cooke is the brother of Larry Cooke, President of the Company's wholly owned subsidiary, Testmasters. The term of office for a director runs until the next annual meeting of shareholders and until a successor has been elected and qualified. The term of office for each executive officer runs until removal by the Board of Directors or election and qualification of his successor.

     Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during Fiscal year 2002, its executive officers and directors complied with Section 16(a) requirements.

Item 10. Executive Compensation

     The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 2002 and 2001 for services in all capacities to the CEO and each officer, the sum of whose cash and cash-equivalent forms of remuneration during such years exceeded $100,000, and the remuneration paid during such years to all executive officers as a group (number):

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Other
W. Gerald Newmin [1] Chairman, CEO Clifton L. Cooke, Jr. [2] President, COO Michael W. Fink [1] Sr. Vice President, CFO Linda E. Gagnon Sr. Vice President Kenneth D. Regan Sr. Vice President Charles E. Vandeveer Sr. Vice President	2002	$147,558 $132,453 $126,450 $145,080 $128,846 $136,642	None None None None None None
All Executive Officers (6) as a Group	2002	$817,029	None

W. Gerald Newmin Chairman, CEO, CFO Michael W. Fink Sr. Vice President Kenneth D. Regan Sr. Vice President Charles E. Vandeveer Sr. Vice President	2001	$156,667 $104,682 $114,403 $104,680	None None None None
All Executive Officers (5) as a Group	2001	$499,962	None

     1 Mr. Newmin served as the Company's CFO through January 16, 2002 and Mr. Fink assumed those duties as of that date.
     2 Mr. Cooke became the Company's President and COO as of January 16, 2002.

     During Fiscal Year 2002, each Director of the Company (excluding full time executive officers) received stock options for Company common stock (see below for amounts and stock option prices) plus approved expenses per month. During the last year, the Board of Directors of the Company held eight Board of Director meetings. Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board. Effective July 1, 2000, the Board of Directors approved its current compensation plan for the outside directors of the Company. During fiscal year 2002 and under the approved compensation plan, each outside director received $1,000 per Board of Director meeting, in cash or common stock. In addition, each outside director received stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. The outside directors also receive compensation for work performed on committees. Committee chairmen receive $1,000 and 1,000 stock option per meeting and committee members receive $500 and 500 stock options per meeting. For the Company's fourth quarter (April through June) the stock option price was $1.43 per share. Director's that control more then 10% of the Company's stock have their options priced with a 10% premium. The stock option price is set quarterly by using that quarter's average market stock price.

     The following is a list of common stock options granted to directors and officers during the fiscal year ended June 30, 2002:

					% of Total
					Options Granted
	Grant	Number	Option	Expiration	to Employees
Name and Title	Date	of shares	Price	Date	in Fiscal Year
Harasty - Former Director	09/29/01	2,000	$1.26	09/29/04	0.9
Maxwell - Director	09/29/01	2,000	$1.26	09/29/04	0.9
Werner - Former Director	09/29/01	2,000	$1.39	09/29/04	0.9
Harasty - Former Director	12/29/01	2,000	$1.20	12/29/04	0.9
Maxwell - Director	12/29/01	2,000	$1.20	12/29/04	0.9
Werner - Former Director	12/29/01	2,000	$1.32	12/29/04	0.9
Burns - Director	11/20/01	25,000	$1.23	11/20/06	11.4
Derby - Director	11/20/01	25,000	$1.23	11/20/06	11.4
Burns - Director	03/30/02	5,500	$1.27	03/30/05	2.5
Derby - Director	03/30/02	5,500	$1.27	03/30/05	2.5
Harasty - Former Director	03/30/02	3,000	$1.27	03/30/05	1.4
Kavanau - Director	03/30/02	3,000	$1.40	03/30/05	1.4
Maxwell - Director	03/30/02	4,500	$1.27	03/30/05	2.0
Werner - Former Director	03/30/02	1,000	$1.40	03/30/05	0.5
Werner - Former Director	03/30/02	2,000	$1.27	03/30/05	0.9
Burns - Director	06/30/02	5,500	$1.43	06/30/05	2.5
Derby - Director	06/30/02	4,500	$1.43	06/30/05	2.0
Harasty - Former Director	06/30/02	3,500	$1.43	06/30/05	1.6
Kavanau - Director	06/30/02	2,000	$1.57	06/30/05	0.9
Maxwell - Director	06/30/02	6,000	$1.43	06/30/05	2.7
Werner - Former Director	06/30/02	2,000	$1.43	06/30/05	0.9
Newmin - Officer	06/19/02	100,000	$1.29	06/19/07	45.5

     Total options outstanding including warrants is 1,689,200 as of June 30, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a)   Security Ownership of Certain Beneficial Owners (as of June 30, 2002) (Source of Information:  Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does include outstanding stock options exercisable within 60 days of June 30, 2002:

		Amount and Nature
	Name and Address of	of Beneficial	Percent of
Title of Class	Beneficial Owner	Owner [1]	Class [2]
Common Stock	Clifton L. Cooke, Jr.	960,474 [3]	17.9%
Without Par	3509 Via Loma Vista
Value	Escondido, CA 92024
	Lawrence L. Kavanau	465,522 [4]	9.5%
	Casa de Manana
	849 Coast Blvd
	La Jolla, CA 92037
	Charles H. Werner	386,324 [5]	7.8%
	P.O. Box 1966
	Rancho Santa Fe, CA 92067
	W. Gerald Newmin	319,657 [6]	6.5%
	48 Admiralty Cross
	Coronado, CA 92118
	SYS 401(k)/	305,790	6.2%
	Employee Stock
	Ownership Plan
	9620 Chesapeake Drive, Suite 201
	San Diego, CA 92123
	Gary L. Fitzhugh	300,000	6.1%
	898 Coachway
	Annapolis, MD 21401

1    To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2    A total of 4,916,370 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3    The following warrant and convertible note of Mr. Cooke are included in the stock total: (1) warrant which expires on May 4, 2004 for 250,000 shares, exercise price of $1.00 per share; (2) convertible note which may be converted into 200,000 shares, conversion price of $1.00 per share. Mr. Cooke has a total of 450,000 shares that may be purchased through warrants or convertible notes. The total shown here includes these warrants and convertible notes.

4    The following stock options of Mr. Kavanau are included in the stock total: (1) granted 3/30/2002, 3,000 shares, option price of $1.40 per share and (2) granted 6/30/2002, 2,000 shares, option price of $1.57 per share. Mr. Kavanau has a total of 5,000 shares that may be purchased through stock options. The total shown here includes these stock options.

5    The following stock options of Mr. Werner are included in the stock total: (1) granted 11/19/97, 12,000 shares, option price of $0.75 per share; (2) granted 9/1/98, 12,000 shares, option price of $0.68 per share, (3) granted 9/1/99, 10,000 shares, option price of $0.625 per share, (4) granted 9/30/00, 3,500 shares, option price of $0.97 per share, (5) granted 12/31/00, 1,000 shares, option price of $0.74 per share, (6) granted 3/31/01, 3,000 shares, option price of $1.03 per share, (7) granted 6/30/01, 4,500 shares, option price of $1.24 per share, (8) granted 9/29/01, 2,000 shares, option price of $1.39 per share, (9) granted 12/29/01, 2,000 shares, option price of $1.32 per share, (10) granted 3/30/02, 1,000 shares, option price of $1.40 per share, (11) granted 3/30/02, 2,000 shares, option price of $1.27 per share and (12) granted 6/30/02, 2,000 shares, option price of $1.43 per share. Mr. Werner has a total of 55,000 shares that may be purchased through stock options. The total shown here includes these stock options.

6    The following stock options of Mr. Newmin are included in the stock total: (1) granted 6/19/02, 100,000 shares of which 33,333 shares will be vested 60 days after June 30, 2002, option price of $1.29 per share. Mr. Newmin has a total of 33,333 shares that may be purchased through stock options. The total shown here includes these stock options.

     (b)   Security Ownership of Management (as of June 30, 2002) (Source of Information:  Records of the Company's Transfer Agent, and reports and information available to the Company as disclosed through the Company's inquiries.) The following list of common stock holdings does include outstanding stock options exercisable within 60 days of June 30, 2002:

		Amount and Nature
	Name and Title of	of Beneficial	Percent of
Title of Class	Beneficial Owner	Owner [1]	Class [2]
Common Stock	Clifton L. Cooke, Jar	960,474 [3]	17.9%
Without Par	(Director, President, COO)
Value
	Lawrence L. Kavanau	465,522 [4]	9.5%
	(Director)
	W. Gerald Newmin	319,657 [5]	6.5%
	(Chairman, CEO)
	John M. Burns	197,706 [6]	4.0%
	(Director)
	Charles E. Vandeveer	187,616 [7]	3.8%
	(Director, Sr. Vice President)
	Michael W. Fink	101,980 [8]	2.1%
	(Sr. Vice President)
	Kenneth D. Regan	89,000 [9]	1.8%
	(Sr. Vice President)
	Kameron W. Maxwell	55,354 [10]	1.1%
	(Director)
	David A. Derby	13,860 [11]	0.3%
	(Director)
	Linda E. Gagnon	8,000 [12]	0.2%
	(Sr. Vice President)
	All Directors and	2,399,169 [13]	42.7%
	Officers as a Group

1    To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company's Common Stock, except as set forth herein.

2    A total of 4,916,370 shares of Common Stock of the Company has been considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3    The following warrant and convertible note of Mr. Cooke are included in the stock total: (1) warrant which expires on May 4, 2004 for 250,000 shares, exercise price of $1.00 per share, (2) convertible note which may be converted into 200,000 shares, conversion price of $1.00 per share. Mr. Cooke has a total of 450,000 shares that may be purchased through warrants or convertible notes. The total shown here includes these warrants and convertible notes.

4    The following stock options of Mr. Kavanau are included in the stock total: (1) granted 3/30/2002, 3,000 shares, option price of $1.40 per share and (2) granted 6/30/2002, 2,000 shares, option price of $1.57 per share. Mr. Kavanau has a total of 5,000 shares that may be purchased through stock options. The total shown here includes these stock options.

5    The following stock options of Mr. Newmin are included in the stock total: (1) granted 6/19/02, 100,000 shares of which 33,333 shares will be vested 60 days after June 30, 2002, option price of $1.29 per share. Mr. Newmin has a total of 33,333 shares that may be purchased through stock options. The total shown here includes these stock options.

6    The following warrants, stock options and convertible notes of Mr. Burns are included in the stock total: (1) granted 11/20/01, 25,000 shares of which 3,860 shares will be vested 60 days after June 30, 2002, option price of $1.23 per share, (2) granted 3/30/02, 5,500 shares, option price of $1.27 per share, (3) granted 6/30/02, 5,500 shares, option price of $1.43 per share, (4) warrant which expires on 6/16/06 for 1,250 shares, exercise price of $1.00 per share and (5) convertible notes which may be converted into 62,500 shares, conversion price of $1.00 per share. Mr. Burns has a total of 78,610 shares that may be purchased through stock options, warrants or convertible notes. The total shown here includes these stock options, warrants or convertible notes.

7    The following stock options of Mr. Vandeveer are included in the stock total: (1) granted 6/3/98, 20,000 shares, option price of $0.71 per share and (2) granted 6/19/01, 40,000 shares of which 8,000 shares will be vested 60 days after June 30, 2002, option price of $1.25 per share. Mr. Vandeveer has a total of 28,000 shares that may be purchased through stock options. The total shown here includes these stock options.

8    The following stock options of Mr. Fink are included in the stock total: (1) granted 6/19/01, 25,000 shares of which 5,000 shares will be vested 60 days after June 30, 2002, option price of $1.25 per share. Mr. Fink has a total of 5,000 shares that may be purchased through stock options. The total shown here includes these stock options.

9    The following stock option of Mr. Regan is included in the stock total: (1) granted 5/1/01, 90,000 shares of which 36,000 shares will be vested 60 days after June 30, 2002, option price of $1.00 per share. Mr. Regan has a total of 36,000 shares that may be purchased through stock options. The total shown here includes these stock options.

10    The following stock options of Mr. Maxwell are included in the stock total: (1) granted 9/1/99, 9,300 shares, option price of $0.625 per share, (2) granted 9/21/99, 25,000 shares of which 14,689 shares will be vested 60 days after June 30, 2002, option price of $1.00 per share, (3) granted 9/30/00, 4,000 shares, option price of $0.88 per share, (4) granted 12/31/00, 1,000 shares, option price of $0.67 per share, (5) granted 3/31/01, 3,000 shares, option price of $0.94 per share, (6) granted 6/30/01, 4,500 shares, option price of $1.13 per share, (7) granted 9/29/01, 2,000 shares, option price of $1.26 per share, (8) granted 12/29/01, 2,000 shares, option price of $1.20 per share, (9) granted 3/30/02, 4,500 shares, option price of $1.27 per share, (10) granted 6/30/02, 6,000 shares, option price of $1.43 per share. Mr. Maxwell has a total of 50,989 shares that may be purchased through stock options. The total shown here includes these stock options.

11    The following stock options of Mr. Derby are included in the stock total: (1) granted 11/20/01, 25,000 shares of which 3,860 shares will be vested 60 days after June 30, 2002, option price of $1.23 per share, (2) granted 3/30/02, 5,500 shares, option price of $1.27 per share, (3) granted 6/30/02, 4,500 shares, option price of $1.43 per share Mr. Derby has a total of 13,860 shares that may be purchased through stock options. The total shown here includes these stock options.

12    The following stock option of Ms. Gagnon is included in the stock total: (1) granted 5/7/01, 40,000 shares of which 8,000 shares will be vested 60 days after June 30, 2002, option price of $1.00 per share. Ms. Gagnon has a total of 8,000 shares that may be purchased through stock options. The total shown here includes these stock options.

13    Current officers and directors hold a total of 708,792 stock options, warrants and convertible notes that are currently or will be vested within 60 days after June 30, 2002. The total shown here includes these stock options.

     No director or officer of the Company is the beneficial owner of any shares of the Company's Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value.

     (c)   Changes in Control. None

     (d)   Securities Authorized for Issuance Under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,436,700	$1.01	628,155
Equity compensation plans not approved by security holders	0	0	0
Total	1,436,700	$1.01	628,155

Item 12. Certain Relationships and Related Transactions.

     During the year ended June 30, 2002, the Board of Directors granted stock purchase options to the outside directors exercisable at various prices per share. Some of these purchase options contain certain buyback provisions which become effective in the event of termination of directorship.

     The Company's wholly owned subsidiary, Testmasters, Inc., was owned by Larry Cooke. Larry Cooke remains Testmasters' President. Cliff Cooke is the Company's President and Chief Operating Officer and is Larry Cooke's brother. At the time of the acquisition of Testmasters, May 4, 2001, Cliff Cooke was not an officer of the Company. Testmasters has a note outstanding with Cliff Cooke.

     Scripps Ventures, Inc. acted as a finder for the capital the Company raised during fiscal year 2002 through a private placement. John Burns, a principal of Scripps Ventures, was later elected to the Board of Directors. Cliff Cooke (President, COO and Director), John Burns (Director), Ken Regan (Sr. Vice President) and several non officer employees purchased subscriptions in the private offering.

     Subsequent to June 30, 2002, former director Charles H. Werner sold 357,286 shares of Common Stock. Of the shares sold, Cliff Cooke (President, COO and Director) purchased 264,620 shares, John Burns (Director) purchased 15,833 shares and David Derby (Director) purchased 8,333 shares.

     With regards to all transactions disclosed in this section, the Company did not incur any expenses, discounts, commissions or finders' fees, except for finders' fees paid to Scripps Ventures, Inc. for introducing investors. These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and are therefore exempt from Section 5 of the same Act.

Item 13. Exhibits, Lists and Reports on Form 8-K

     (a)   Exhibits

     2.1    Certificate of Ownership filed with the California Secretary of State on November 28, 1979, filed as Exhibit 2.1 to the Company's Form 10-K for the fiscal year ended June 30, 1979, and incorporated by this reference.

     2.2    Certificate of Ownership filed with the California Secretary of State on March 18, 1985, incident to change of name of the Company, filed as Exhibit 3.6 to this Company's Form 10-K for the fiscal year ended June 30, 1985, and incorporated by this reference.

     3(i)    Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference.

     3(ii)    Bylaws of SYS filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference..

     4.1    Certificate of Determination of Preferences of Preferred Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on July 28, 1968, filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

     4.2    Certificate of Determination of Preferences of Preference Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on December 27, 1968, filed as Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

     4.3    Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by the Company with the California Secretary of State on August 15, 1996, and included in Exhibit 3(i).

     10.1   SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company's Proxy Statement filed on February 21, 1997, and  incorporated by this reference.

     99.1  Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2   Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

     On April 12, 2002, the Company filed a Form 8-K announcing that it had purchased all of the outstanding capital stock of Shadow Research International.

     On September 30, 2002, the Company filed a Form 8-K disclosing that an accounting error had caused the December 29, 2001 and March 30, 2002 quarterly reports to be inaccurate.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By: /s/ W. Gerald Newmin	Date: 10/4/02
W. GERALD NEWMIN
Chief Executive Officer
By: /s/ Michael W. Fink	Date: 10/4/02
MICHAEL W. FINK
Chief Financial Officer
Sr. Vice President, Finance and
Administration, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ W. Gerald Newmin	Date: 10/4/02
W. GERALD NEWMIN
Chairman
By: /s/ John M. Burns	Date: 10/4/02
JOHN M. BURNS
Director
By: /s/ David A. Derby	Date: 10/4/02
DAVID A. DERBY
Director
By: /s/ John M. Burns	Date: 10/4/02
JOHN M. BURNS
Director
By: /s/ Lawrence L. Kavanau	Date: 10/4/02
LAWRENCE L. KAVANAU
Director
By: /s/ Kameron W. Maxwell	Date: 10/4/02
KAMERON W. MAXWELL
Director
By: /s/ Charles E. Vandeveer	Date: 10/4/02
CHARLES E. VANDEVEER
Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, W. Gerald Newmin, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of SYS;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 4, 2002                                                                         By: /s/ W. Gerald Newmin
                                                                                                                  W. Gerald Newmin
                                                                                                                  Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Michael W. Fink, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of SYS;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 4, 2002                                                                             By: /s/ Michael W. Fink
                                                                                                                       Michael W. Fink
                                                                                                                       Chief Financial Officer

SYS AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	F-2
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001	F-3/4
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002 AND 2001	F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002 AND 2001	F-6/7
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002 AND 2001	F-8/9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10/25

* * *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
SYS

We have audited the accompanying consolidated balance sheets of SYS and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYS and Subsidiaries as of June 30, 2002 and 2001, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                     J.H. Cohn LLP

San Diego, California
September 25, 2002

SYS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001

	2002	2001
ASSETS
Current assets:
Cash	$ 259,715	$ 24,535
Contract receivables, net of allowance for doubtful
accounts of $26,000	4,446,449	2,809,494
Receivable from related party	22,190
Prepaid expenses	97,236	57,168
Deferred tax assets	269,500	106,000
Income tax refund receivable	164,618
Other current assets		30,000
Total current assets	5,259,708	3,027,197
Furniture and equipment, less accumulated depreciation and
amortization of $857,334 and $693,391	702,623	434,289
Capitalized software for sale to customers, net of
accumulated amortization of $44,087 in 2001		259,737
Capitalized software for internal use	102,539
Goodwill	83,600
Other assets	125,600	18,580
Totals	$6,274,070 =========	$3,739,803 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under bank line of credit		$ 720,127
Current portion of working capital loan	$ 180,600
Accounts payable	542,074	163,437
Accrued payroll and related taxes	823,144	526,396
Income taxes payable		137,844
Other accrued liabilities	62,715	22,921
Current portion of related party note payable	11,195	10,000
Current portion of notes payable		36,319
Current portion of capital lease obligations	40,490	43,873
Total current liabilities	1,660,218	1,660,917
Working capital loan, net of current portion	263,844
Related party note payable, net of current portion		20,800
Notes payable, net of current portion		39,834
Convertible notes payable	450,000
Convertible notes payable to related parties	550,000
Capital lease obligations, net of current portion	102,677	114,366
Deferred tax liabilities	147,000	25,000
Total liabilities	3,173,739	1,860,917
Commitments and contingencies

SYS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONCLUDED)
JUNE 30, 2002 AND 2001

	2002	2001
Stockholders' equity:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized; 110,000 shares issued and outstanding in 2001		55,000
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 Series B shares issued and outstanding	69,781	69,781
Common stock, no par value; 48,000,000 shares authorized;
4,916,370 and 3,362,732 shares issued and outstanding	2,078,771	662,732
Unearned ESOP compensation		(53,308)
Common stock subscriptions receivable from company officers for
90,000 shares	(63,900)
Retained earnings	1,015,679	1,144,681
Total stockholders' equity	3,100,331	1,878,886
Totals	$6,274,070 =========	$3,739,803 =========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001
Contract revenues	$17,281,023	$11,614,341
Costs and expenses:
Contract costs	14,784,626	9,923,412
General and administrative expenses	1,950,594	1,164,855
Bad debt expense	113,755	35,213
Write-off of capitalized software	406,070
Totals	17,255,045	11,123,480
Income from operations	25,978	490,861
Other (income) expense:
Interest income	(32,311)	(10,350)
Interest expense	193,940	95,632
Gain on sale and disposition of equipment	(5,850)	(957)
Totals	155,779	84,325
Income (loss) before income taxes	(129,801)	406,536
Provision (credit) for income taxes	(9,000)	165,000
Net income (loss)	(120,801)	241,536
Preferred dividends requirements	8,201	8,480
Net income (loss) applicable to common stock	$ (129,002) ==========	$ 233,056 =========
Basic net income (loss) per common share	$ (0.03) ==========	$ 0.07 =========
Diluted net income per common share		$ 0.07 =========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002 AND 2001

	Convertible Preferred Stock		Series B Preference Stock		Common Stock		Unearned ESOP	Common Stock Subscription	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	Earnings	Total
Balance, July 1, 2000	110,000	$55,000	69,781	$69,781	3,362,732	$532,732	$(84,923)		$ 915,445	$1,488,035
Cash dividends on 4% convertible preferred stock									(2,200)	(2,200)
Cash dividends on 9% convertible Series B preference stock									(6,280)	(6,280)
Release of 31,615 ESOP shares for compensation							31,615			31,615
Cash dividend paid to subsidiary shareholder									(3,820)	(3,820)
Issuance of warrants in connection with related party note payable						130,000				130,000
Net Income	--------	--------	------	--------	--------	--------	--------		241,536	241,536
Balance, June 30, 2001	110,000	55,000	69,781	69,781	3,362,732	662,732	(53,308)		1,144,681	1,878,886
Cash dividends on 4% convertible preferred stock									(1,921)	(1,921)
Cash dividends on 9% Series B preference stock									(6,280)	(6,280)
Common stock sold for cash through private placement, net of selling expenses of $114,412					1,000,000	885,588				885,588
Shares issued to ESOP					84,229	93,461				93,461
Common stock issued upon conversion of preferred stock	(110,000)	(55,000)			22,360	22,357				(32,643)
Release of 53,308 ESOP shares for compensation							53,308			53,308

                                                                            SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONCLUDED)
YEARS ENDED JUNE 30, 2002 AND 2001

	Convertible Preferred Stock		Series B Preference Stock		Common Stock		Unearned ESOP	Common Stock Subscription	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	Earnings	Total
Stock issued to directors for compensation					11,904	14,999				14,999
Stock issued upon exercise of stock options for cash and notes receivable					135,145	99,634		(63,900)		35,734
Stock issued for acquisition of business					300,000	300,000				300,000
Net loss	--------	--------	------	--------	--------	--------	--------		(120,801)	(120,801)
Balance, June 30, 2002	=======	$ =======	69,781 =======	$69,781 =======	4,916,370 =========	$2,078,771 =========	$ ========	$ (63,900) =========	$1,015,679 ===========	$3,100,331 =========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001
Operating activities:
Net income (loss)	$ (120,801)	$ 241,536
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	209,595	175,381
Bad debt expense	113,755	35,213
Gain on sale and disposition of equipment	(5,850)	(957)
Issuance of common stock for services	14,999
Accretion of debt discount	64,800	10,800
Issuance and release of ESOP shares for compensation	146,769	31,615
Deferred income taxes	(41,500)	(48,000)
Write-off of notes receivable, including accrued interest	16,588	35,078
Write-off of capitalized software	406,070
Changes in operating assets and liabilities:
Contract receivables	(1,750,710)	(1,115,675)
Other receivables	(40,068)	(5,389)
Other current assets	(4,778)	35,187
Other assets	(22,486)	(1,250)
Accounts payable	378,637	(61,528)
Accrued payroll and related taxes	296,748	203,614
Income taxes payable	(257,462)	12,552
Other accrued liabilities	30,794	(70,658)
Net cash used in operating activities	(564,900)	(522,481)
Investing activities:
Acquisition of furniture and equipment	(376,995)	(232,844)
Proceeds from sale of equipment	2,430	42,946
Cash received from the purchase of business, net of acquisition costs	131,400
Capitalization of software costs	(254,587)	(23,414)
Net cash used in investing activities	(497,752)	(213,312)
Financing activities:
Net line of credit and working capital loan borrowings (payments)	(275,683)	508,181
Payments of related party note payable	(84,405)
Payments of notes payable	(76,153)	(39,389)
Payments of capital lease obligations	(41,371)	(7,208)
Payments of dividends	(8,201)	(8,480)
Proceeds from convertible notes payable, net	894,966
Cash paid upon conversion of preferred stock	(32,643)
Payments of dividend to subsidiary shareholder		(3,820)
Proceeds from stock options exercised	35,734
Proceeds from other issuances of common stock, net	885,588
Net cash provided by financing activities	1,297,832	449,284
Net increase (decrease) in cash	235,180	(286,509)
Cash, beginning of year	24,535	311,044
Cash, end of year	$ 259,715 ========	$ 24,535 ========
Supplemental disclosure of cash flow data:
Interest paid	$ 179,808 ========	$ 84,832 ========
Income taxes paid	$ 381,488 ========	$ 69,449 ========

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001
Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease obligations	$ 108,978 ========	$ 121,210 ========
Warrants granted in connection with issuance of related party note payable		$ 130,000 ========
Common stock issued upon conversion of preferred stock	$ 22,357 ========
Common stock issued upon exercise of stock options in exchange for notes receivable from company officers	$ 63,900 ========

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

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

Testmasters, Inc. ("Testmasters") is a subsidiary acquired in 2001 that specializes in establishing and deploying effective software testing methodologies and disciplines. Testmasters' Testing and Quality Assurance focus is to provide their clients early warnings to issues or processes that will inhibit the success of the project. Since Testmasters' entire business focus is quality assurance and testing, the completion of each assignment adds to its wealth of expertise, experience and understanding of real world project dynamics and potential impediments to their success. These services include: Independent Verification and Validation; test planning; test procedures development; test life cycle development and practices assessment (policies and procedures); test tool selection; and quality assurance training. Some current and past clients include: Bank of America, California Federal, Sanwa Bank, Ameriquest Mortgage, Sony Pictures Entertainment, California Power Exchange and Thomson Corporation.

Shadow Research International, Inc. ("Shadow") is a subsidiary acquired in 2002 that is a technology-based consulting services organization providing support for the Navy Logistics Productivity's ("NLP") Research and Development program. Shadow is currently under contract to execute the NLP Bounty Hunter Program that focuses on expansion of the technology emphasis to all aspects of system obsolescence whether it is electronic, mechanical or hydraulic and will target both functional and economic cases.

Principles of consolidation:

The consolidated financial statements include the accounts of SYS and its wholly-owned subsidiaries, Testmasters and Shadow (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (continued):

Revenue recognition:

Generally, revenues are derived from contracts with agencies of the U.S. Government. Revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract. Revenues on time-and-materials contracts are recorded based on hours incurred, extended at contract rates plus material expenses and other direct costs incurred. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the "DCAA") before final acceptance. Revenues have been recorded at amounts expected to be realized upon final settlement. Anticipated contract losses are recognized in the period in which they are identified.

Software development costs:

Costs of developing software for internal use are capitalized during the application development stage. The establishment of the application development stage and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized using the straight-line method over five years. The amortization of the software development costs that remained capitalized as of June 30, 2002 will commence when the software is ready for its intended use.

Furniture and equipment:

Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Furniture and equipment include assets under capital leases with a cost of $268,700 and $242,442 and accumulated amortization of $136,400 and $113,179 at June 30, 2002 and 2001, respectively.

Impairment of long-lived assets:

Impairment losses on long-lived assets with definitive lives are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. During the fourth quarter of 2002, the Company did not believe that there were sufficient projected cash flows or alternative future uses to support the net book value of all of the costs that had been capitalized related to software developed for sale to customers and all of the costs that had been capitalized related to software developed for internal use by Testmasters. As a result, the Company wrote off $406,070 of capitalized software costs as of June 30, 2002.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (continued):

Goodwill:

Goodwill is comprised of costs in excess of net assets of the business of Shadow which was acquired in March 2002. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized. Instead, such assets are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that must be made at least annually.

Stock based compensation:

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

In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as the consideration for goods or services (including loans and other financial services) received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date and is capitalized or expensed as if the Company had paid cash for the goods or services.

Income (loss) per common share:

Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable, preferred stock and the exercise of stock options and warrants, were issued during the period.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (continued):

Income (loss) per common share (concluded):

The following table summarizes the calculation of basic and diluted income (loss) per common share for each period:

	2002	2001
Numerators:
Net income (loss) (A)	$ (120,801)	$ 241,536
Deduct preferred dividend requirements	8,201	8,480
Net income (loss) applicable to common
stock (B)	$ (129,002) =========	$ 233,056 ========
Denominators:
Weighted average shares for basic net
income (loss) per common share (C)	4,192,340	3,307,166
Add effects of dilutive securities from assumed
exercise of stock options and warrants and
application of treasury stock method		176,339
Weighted average shares for diluted net
income (loss) per common share (D)	4,192,340 =========	3,483,505 ========
Basic net income (loss) per common
share (B/C)	$ (0.03) =========	$ 0.07 ========
Diluted net income per common share (B/D)		$ 0.07 ========

For 2002, diluted income per share has not been presented because the assumed exercise of the Company's outstanding options and warrants would be antidilutive. The assumed conversion of notes payable and preferred stock was either immaterial or anti-dilutive in 2002 and 2001.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies (concluded):

Recent accounting pronouncements:

The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2002 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2002 and 2001, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

Reclassifications:

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentations.

Note 2 - Significant concentrations of credit risk:

The Company grants credit to customers. Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution. As of June 30, 2002, cash balances exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $138,300. Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

Note 3 - Contract receivables:

Contract receivables consist of the following at June 30, 2002 and 2001:

	2002	2001
Amounts billed, less allowance for doubtful
accounts of $7,000	$2,945,922	$1,036,447
Recoverable costs and accrued profit on
progress completed - not billed	830,001	787,188
Retentions, due upon completion of contracts	183,099	198,532
Recoverable costs subject to closure of
contracts - not billed, less allowance
for doubtful accounts of $19,000	487,427	787,327
Totals	$4,446,449 =========	$2,809,494 =========

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contract receivables (concluded):

At June 30, 2002, recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed in July 2002. The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 2002 are expected to be collected in fiscal 2003 and 2004.

Recoverable costs subject to closure of contracts - not billed consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the DCAA approved billing rates. These receivables will be due upon closure of the specific delivery orders or the contracts. The Company does not recognize revenues in excess of the allowable funding limitations on each delivery order or contract until contract negotiations are finalized and cash received.

Note 4 - Receivable from former affiliate:

As of the beginning of 2001, the Company had a receivable of approximately $52,000 arising from a loan to a former affiliate. During 2001, the Company collected approximately $21,200 and wrote-off the remaining balance of approximately $35,000, including accrued interest, as management believed the ultimate collectibility of the remaining balance was unlikely.

Note 5 - Line of credit and working capital loan:

At June 30, 2002, the Company had an unused revolving line of credit provided by a bank which allows for maximum borrowings of $1,500,000 until it expires on December 28, 2003. Any borrowings under the line of credit are limited to 80% of qualifying contract receivables, would be collateralized by substantially all of the assets of the Company, as defined, and would bear interest at 0.75% above the prime rate (an effective rate of 5.5% at June 30, 2002). Among other things the terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. Although the Company was not in compliance with certain reporting requirements and certain financial ratios under the agreement, the bank issued a waiver of these requirements for the period ending June 30, 2002.

At June 30, 2002, the Company had an outstanding balance of $444,444 under a $500,000 working capital loan provided by the same bank which expires on January 31, 2005. The loan is collateralized by substantially all of the assets of the Company and also bears interest at 0.75% above the prime rate. Principal amounts due under the loan in years subsequent to June 30, 2002 are as follows:

Fiscal Year
Ending	Amount
2003	$180,600
2004	167,000
2005	96,844

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Notes payable to related and unrelated parties:

The Company had a note payable to a related party with an outstanding principal balance of $150,000 as of June 30, 2001. This note, as amended, bears interest at 10% and matures on October 15, 2003. As additional consideration, the noteholder was granted warrants to purchase 250,000 shares of common stock at a price of $1.00 per share, the market value of the Company's common stock at the grant date. The warrants vested immediately and expire 30 days after the final payment of the note. The warrants had a fair value of $130,000 as of the date of issuance; accordingly, the Company discounted the note by $130,000 and is accreting the discount on a straight-line basis over the term of the note. The Company recognized $64,800 and $10,800 of additional interest expense in 2002 and 2001, respectively, related to the accretion of this debt discount. The Company also made principal payments of $84,405 in 2002. As a result, the note had a remaining principal balance of $65,595 and a carrying value of $11,195, net of unaccreted discount of $54,400 at June 30, 2002. The Company intends to pay the remaining principal balance of the note payable during the year ending June 30, 2003.

During 2002, the Company issued to related and unrelated parties three year convertible notes payable in exchange for cash. The notes bear simple interest at an annual rate of 10% and are unsecured. Each note has a conversion feature whereby the noteholder can convert at any time the unpaid principal balance at the rate of $1.00 per share into the Company's common stock. The Company has deferred approximately $105,000 of expenses associated with these notes payable, which are included in other assets and are being amortized on a straight-line basis over three years. As of June 30, 2002, the total principal balance of the convertible notes payable to related parties amounted to $550,000.

Note 7 - Leases:

The Company has noncancelable operating leases for its offices which expire at various dates through December 2008. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $517,300 and $327,500 in 2002 and 2001, respectively.

The Company also leased certain computer equipment under capital leases which expire in September 2006.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Leases (concluded):

Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more are as follows:

	Operating	Capital
	Leases	Leases
2003	$ 598,000	$ 53,296
2004	689,000	42,391
2005	586,000	42,391
2006	586,000	28,368
2007	474,000	7,092
Totals	$2,933,000 =========	173,538
Less amounts representing interest		30,371
Present value of minimum lease payments		143,167
Less current portion		40,490
Long-term portion		$102,677 =======

Note 8 - Stockholders' equity:

Preferred stock:

The Company has been authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which 110,000 shares had been issued at June 30, 2001. Cumulative dividends on such shares are payable at the annual rate of 4%. Each share is convertible into one share of common stock upon the payment of $6.50 per share and redeemable at the option of the Company at its par value plus accrued dividends. On May 15, 2002, the Company called all of the outstanding shares of preferred stock at the par value of $0.50 per share with an option to convert to common stock. As a result, the Company issued 22,360 shares of common stock and paid $32,643 to redeem the 110,000 shares of preferred stock.

Cash dividends paid on the preferred stock totaled $1,921 and $2,200 in 2002 and 2001, respectively.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

Preference stock:

The Company has been authorized to issue up to 2,000,000 shares of preference stock, of which 139,561 shares were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value) and issued in 1996. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. Each share of preference stock, without any cumulative dividends, had been convertible into two shares of common stock until a maximum of 139,561 common shares had been issued upon conversion of 69,781 shares of preference stock. The maximum number of common shares was issued on conversion prior to 2001. A total of 69,781 shares of nonconvertible preference stock remained outstanding as of June 30, 2002 and 2001. Cash dividends paid on the preference stock totaled $6,280 in both 2002 and 2001. In the event of the Company's liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

Common stock:

During 2002, the Company issued 1,000,000 shares of its common stock (no par value). All of the shares were issued at $1.00 per share through a private placement pursuant to Regulation D thereunder. The shares were issued without an underwriter. Expenses incurred in connection with the sale of $114,412 were charged to additional paid-in capital.

Stock options and stock subscription receivable:

During 2002, the Company received $35,734 in cash and $63,900 in related party notes receivable as a result of the exercise of stock options. These notes bear interest at 7.5%, mature on June 23, 2003 and are collateralized by personal assets of the payees. The balance has been reflected as a reduction in stockholders' equity in the accompanying consolidated balance sheet as of June 30, 2002.

Incentive stock option and restricted stock plan:

On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the "Plan"), which was modified and ratified by the Company's stockholders during 1998. The Plan provides for grants by the Board of Directors of incentive stock options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. Restricted stock options for the purchase of 110,000 and 36,000 shares were granted in 2002 and 2001, respectively. Incentive stock options for the purchase of 110,000 and 825,000 shares were granted in 2002 and 2001, respectively. Options cannot be granted under the Plan at less than 100% of the fair market value on the date of grant. Options vest at such time and under such conditions as determined by the Board of Directors at the time of grant.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

Additional required disclosures related to stock options and warrants:

The following table summarizes certain information regarding stock options issued under the Plan and warrants issued to a noteholder at June 30, 2002 and 2001:

	2002		2001
		Weighted		Weighted
	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price
Balance outstanding at
beginning of year	1,640,345	$0.94	653,345	$0.78
Granted	222,500	$1.29	1,111,000	$1.05
Exercised	(135,145)	$0.74
Cancelled	(38,500)	$0.76	(124,000)	$1.00
Balance outstanding at
end of year	1,689,200 =========	$1.01	1,640,345 ========	$0.94
Price range at end of year	$0.47 to $1.57		$0.47 to $1.25
Weighted average fair value of
options and warrants granted
during the year	$ 0.33 =========		$ 0.71 =========

The following table summarizes information about stock options and warrants outstanding at June 30, 2002, all of which were at fixed prices:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.47 - $0.68	109,900	1.67 Years	$0.63	99,100	$0.63
$0.71 - $0.97	258,800	0.87 Years	$0.77	250,800	$0.77
$1.00 - $1.57	1,320,500	3.08 Years	$1.09	611,473	$1.06
	1,689,200 ========			961,373 =======

At June 30, 2002, the Company was authorized to grant incentive stock options and restricted stock options for the purchase of 497,500 and 130,655 shares of common stock, respectively.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (concluded):

Additional required disclosures related to stock options and warrants (concluded):

Since the Company has adopted the disclosure-only provisions of SFAS 123 and all of the stock options granted to its employees were granted at the fair market value on the date of grant, no compensation cost was recognized in the accompanying consolidated financial statements for those stock options. Had compensation cost been determined based on the fair value at the grant date for all awards to employees consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been reduced (increased) to the pro forma amounts set forth below:

	2002	2001
Net income (loss) - as reported	$(120,801)	$241,536
Net income (loss) - pro forma	(318,962)	79,979
Basic income (loss) per common share:
As reported	$ (0.03)	$ .07
Pro forma	$ (0.08)	$ .02
Diluted income per common share:
As reported		$ .07
Pro forma		$ .02

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2002 and 2001:

	2002	2001
Dividend yield	0%	0%
Expected volatility	19%	90%
Risk-free interest rate	4.9%	6.5%
Expected lives	3 to 5 years	2 to 5 years

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income taxes:

The provision (credit) for income taxes in 2002 and 2001 consists of the following:

	2002	2001
Current:
Federal	$ 23,500	$168,000
State	9,000	45,000
	32,500	213,000
Deferred:
Federal	(30,000)	(41,000)
State	(11,500)	(7,000)
	(41,500)	(48,000)
Totals	$ (9,000) =======	$165,000 =======

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2002 and 2001 are shown below:

	2002	2001
Deferred tax assets:
Due to accrued vacation expense and allowance
for doubtful accounts	$ 161,200	$106,000
Difference in tax basis of capitalized software	108,300
Totals	269,500	106,000
Deferred tax liabilities:
Due to book and tax depreciation
expense differences	(105,000)	(25,000)
Cash basis of accounting for income taxes	(42,000)
Totals	(147,000)	(25,000)
Net deferred tax assets	$ 122,500 ========	$ 81,000 =======

The expected income tax provision (credit), computed based on the Company's pre-tax income in 2002 and 2001 and the statutory Federal income tax rate, is reconciled to the actual tax provision (credit) reflected in the accompanying consolidated financial statements as follows:

	2002	2001
Expected tax provision (credit) at statutory rates	$(44,000)	$138,200
Non-deductible expense	32,000
State taxes, net of Federal benefit	(7,000)	25,000
Loss of subsidiary acquired in a pooling of
interests transaction		27,800
Other	10,000	(26,000)
Totals	$ (9,000) =======	$165,000 ========

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Employee stock ownership plan:

During 2000, the Board of Directors authorized the Trustee of the ESOP to purchase 130,060 shares of the Company's outstanding common stock (including the purchase of 107,000 shares from one of the Company's directors) for $130,060 or $1.00 per share. The purchase price was based on the estimated fair value of the shares as determined through an independent appraisal. The ESOP financed the purchase of the common stock through loans from the Company bearing interest at 10% that have no specific due dates. The common stock held by the ESOP is released for allocation to the participating employees as contributions are made at the discretion of the Company. The Company accounts for the contributions to the ESOP based on the fair value of the common stock at the time the shares are released and reflects the cost of the unreleased shares as unearned ESOP compensation, which is shown separately as a reduction of stockholders' equity in the consolidated balance sheets. The Company charged $53,308 and $31,615 to compensation expense for the fair value of 53,308 and 31,615 shares of common stock released to the ESOP on a discretionary basis for allocation to employees during 2002 and 2001, respectively, and it has reflected the cost of $53,308 for the 53,308 unallocated shares as unearned ESOP compensation in the accompanying consolidated balance sheet as of June 30, 2001.

During 2002, the Company made contributions in common stock and cash to the ESOP totaling approximately $282,000, which was charged to compensation expense. The amount contributed is paid by cash or issuing the Company's common stock. As of June 30, 2002, the Company had a liability of approximately $119,000 to be paid to the ESOP, these shares were issued subsequent to the balance sheet date.

Note 11- Fair value of financial instruments:

The Company's financial instruments at June 30, 2002 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, convertible notes payable and notes payable. In the opinion of management, (i) cash, contract and other receivables and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics. As of June 30, 2002, the convertible notes payable to related and unrelated parties with a carrying value of $1,000,000 was estimated to have a fair value of $1,250,000 due to the conversion feature of these notes payable.

Note 12- Business combinations:

On May 4, 2001, a business combination between Testmasters and SYS was completed, whereupon SYS exchanged 200,000 shares of its common stock for all of Testmasters outstanding common stock. The transaction was accounted for as a pooling of interests. As a result, Testmasters became a wholly-owned subsidiary of SYS. The accompanying consolidated financial statements for 2001 were prepared as if the companies were combined for the full year.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Business combinations (concluded):

Summarized results of operations of SYS and Testmasters for the period from July 1, 2000 to May 4, 2001, the date of acquisition, are as follows:

	SYS	Testmasters
Revenues	$8,530,297	$1,011,540
Net income (loss)	257,794	(50,533)

On March 27, 2002, the Company purchased all of the outstanding capital stock of Shadow in exchange for the Company's issuance of 300,000 shares of the Company's common stock (see Notes 1 and 13). The estimated fair value of the stock at the date of purchase was $1.00 per share. The Company also incurred other acquisition related expenses of $33,600.

The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. The consolidated financial statements reflect the operations of Shadow for the period after the date of acquisition. Goodwill recognized in this transaction amounted to $83,600, which is not expected to be deductible for tax purposes. Goodwill was assigned to the SYS segment. A summary of the allocation of the cost of the acquisition to the net assets acquired follows:

Cash	$165,000
Accounts receivable	95,000
Property and equipment	45,000
Goodwill	83,600
Other assets	4,000
Total assets acquired	392,600
Accounts payable and other liabilities assumed	(59,000)
Purchase price	$333,600 =======

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Segment information:

The Company reports segment sales in the same format reviewed by the Company's Chief Operating Decision Maker ("CODM"). The CODM identifies the Company's segments based on the customer base. These segments offer services to different markets in accordance with their customer base. Accordingly, the Company's two business segments are centered on the operations associated with the SYS Division and the Testmasters Division. Since Shadow's customer base is relatively the same as the SYS Division, its operations and total assets are included in the SYS Division. All of the Company's operations are conducted in the United States. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company has no significant intersegment sales or transfers.

Contract revenues, income (loss) before income taxes and other related segment information for the years ended June 30, 2002 and 2001 follows:

	SYS	Testmasters	Total
2002
Contract revenues	$16,821,765	$ 459,258	$17,281,023
Income (loss) before
income taxes	534,397	(664,198)	(129,801)
Depreciation and amortization	180,865	28,730	209,595
Total assets	6,156,372	117,698	6,274,070
Additions to furniture and equipment	485,973		485,973
2001
Contract revenues	$10,514,875	$1,099,466	$11,614,341
Income (loss) before
income taxes	484,070	(77,534)	406,536
Depreciation and amortization	138,051	37,330	175,381
Total assets	3,392,878	346,925	3,739,803
Additions to furniture and equipment	354,054		354,054

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Legal matters:

The Company and four employees were sued by Systems Integration & Research, Inc. ("SIR"), in the Circuit Court for Fairfax County, Virginia, on February 14, 2002. The crux of the complaint is that the Company and the named defendants conspired to divert a financial management and technical assistance contract that SIR was performing for the U.S. Navy, Naval Sea Systems Command. According to the complaint, the Company and the named defendants violated Virginia business conspiracy statutes, tortuously interfered with SIR's contract with the Navy, interfered with SIR's business expectancy for the successor contract, and stole and converted a database and computer program that SIR had compiled for the Navy. In addition, the complaint alleges that one of the Company's employee-defendants breached her fiduciary duty to SIR. The relief SIR is seeking is $15,000,000 in damages, plus $350,000 in punitive damages. Defendants filed a demurrer, arguing that this was really a complaint against the Navy's award of the successor contract to the Company, and that only a federal court had jurisdiction over a claim concerning the award of a U.S. Government contract. The defendants also believe they have substantial defenses on the merits. Although the demurrer was denied, the issue has been preserved for appeal. The Company has hired counsel and will vigorously defend the lawsuit. While the Company believes it has no liability in this matter, there can be no assurance that SIR will not be successful in asserting that the Company is liable to them. At this time, the Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

*    *    *