Form 10KSB/A
period 2002-06-30
SYS
filed 2002-10-08
CIK 96057

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
By: /s/ W. Gerald Newmin	Date: 10/4/02
W. GERALD NEWMIN
Chairman
By: /s/ Clifton L. Cooke, Jr.	Date: 10/4/02
CLIFTON L. COOKE, JR.
Director
By: /s/ David A. Derby	Date: 10/4/02
DAVID A. DERBY
Director
By: /s/ John M. Burns	Date: 10/4/02
JOHN M. BURNS
Director
By: /s/ Lawrence L. Kavanau	Date: 10/4/02
LAWRENCE L. KAVANAU
Director
By: /s/ Kameron W. Maxwell	Date: 10/4/02
KAMERON W. MAXWELL
Director
By: /s/ Charles E. Vandeveer	Date: 10/4/02
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