Form 10QSB
period 2002-09-28
SYS
filed 2002-11-12
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

__    Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ______________to________________

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

_____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No__

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,970,813 shares of common stock, without par value, as of October 22, 2002.

    Transitional Small Business Disclosure Format (check one):

Yes__   No X

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet (unaudited)
September 28, 2002	3
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended September 28, 2002
and Three Months Ended September 29, 2001	5
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended September 28, 2002
and Three Months Ended September 29, 2001	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management's Discussion and Analysis or Plan of Operations
Description of Business	10
Results of Operations	13
Liquidity and Capital Resources	13
Item 2a. Factors Which May Affect Future Results	14
Item 3. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

September 28, 2002
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net of allowance for doubtful accounts of $26,000 Receivable from related party Deferred tax assets Income tax refund receivable Other current assets	$ 153,000 5,173,000 5,000 270,000 196,000 177,000
Total current assets	5,974,000
Furniture and equipment, less accumulated depreciation and amortization of $902,000 Capitalized software for internal use, net of accumulated amortization of $2,000 Goodwill Other assets	768,000 101,000 84,000 190,000
$ 7,117,000 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under bank line of credit
   Current portion of working capital loan
   Accounts payable
   Accrued payroll and related taxes
   Other accrued liabilities
   Current portion of related party note payable
   Current portion of capital lease obligations
$ 289,000 181,000 611,000 1,167,000 113,000 8,000 41,000
Total current liabilities	2,410,000
Working capital loan, net of current portion Convertible notes payable Convertible notes payable to related parties Capital lease obligations, net of current portion Deferred tax liabilities	236,000 450,000 550,000 92,000 147,000
Total liabilities	3,885,000

Stockholders' equity:
   9% preference stock, $1.00 par value; 2,000,000
      shares authorized; 69,781 Series B shares issued and outstanding
   Common stock, no par value; 48,000,000 shares
      authorized; 4,970,813 shares issued and outstanding
   Common stock subscriptions receivable from
      company officers for 90,000 shares
Retained earnings	70,000 2,152,000 (64,000) 1,074,000
Total stockholders' equity	3,232,000
$ 7,117,000 ========

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 28, 2002	September 29, 2001
Contract revenues	$ 5,248,000	$ 3,534,000
Costs and expenses: Contract costs General and administrative expenses	4,353,000 739,000	2,987,000 355,000
Totals	5,092,000	3,342,000
Income from operations	156,000	192,000
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(1,000) 53,000 0	(1,000) 35,000 (5,000)
Totals	52,000	29,000
Income before income taxes	104,000	163,000
Provision for income taxes	42,000	63,000
Net income	62,000	100,000
Preference dividend requirements	3,000	3,000
Net income applicable to common stock	$ 59,000 =========	$ 97,000 =========
Basic net income per common share	$ 0.01 =========	$ 0.03 =========
Diluted net income per common share	$ 0.01 =========	$ 0.03 =========

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 28, 2002	September 29, 2001
Operating activities:
    Net income
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization
       Gain on sale and disposition of equipment
       Accretion of debt discount
       Changes in operating assets and liabilities:
          Contract receivables
          Other receivables
          Other current assets
          Other assets
          Accounts payable
          Accrued payroll and related taxes
          Income taxes payable
Other accrued liabilities	$ 62,000 74,000 16,000 (726,000) 17,000 (111,000) (93,000) 69,000 416,000 51,000	$ 100,000 47,000 (5,000) (501,000) 25,000 (30,000) (17,000) 196,000 309,000 (113,000) (4,000)
Net cash provided by (used in) operating activities	(225,000)	7,000
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment	(111,000)	(107,000) 5,000
Net cash used in investing activities	(111,000)	102,000)
Financing activities: Net line of credit borrowings Payments on related party note payable Proceeds from (payments on) notes payable Payments on capital lease obligations Payments of dividends	289,000 (19,000) (28,000) (10,000) (3,000)	83,000 (10,000) 47,000 (2,000) (3,000)
Net cash provided by financing activities	229,000	115,000
Net increase (decrease) in cash Cash at beginning of period	(107,000) 260,000	20,000 25,000
Cash at end of period	$ 153,000 ========	$ 45,000 ========
Supplemental disclosure of cash flow data: Interest paid	$ 37,000 ========	$ 20,000 ========
Income taxes paid	$ 73,000 ========	$ 234,000 ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of September 28, 2002 and its results of operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002.

(2)     Basic net income per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of preferred stock and the exercise of stock options, were issued during the period.

    The following table summarizes the calculation of basic and diluted earnings per common share for each period:

Three months ended
	September 28, 2002	September 29, 2001
Numerators: Net income (A) Deduct preferred dividend requirements	$ 62,000 3,000	$ 100,000 3,000
Net income applicable to common stock (B)	$ 59,000 =========	$ 97,000 =========
Denominators: Weighted average shares for basic net income per common share (C) Add effects of dilutive securities from assumed exercise of stock options and warrants and conversion of notes payable	4,925,444 427,463	3,379,635 341,760
Weighted average shares for diluted net income per common share (D)	5,352,907 =========	3,721,395 =========
Basic net income per common share (B/C)	$ 0.01 =========	$ .03 =========
Diluted net income per common share (B/D)	$ 0.01 =========	$ 0.03 =========

(3)     The results of operations for the three months ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(6)     The Company reports segment sales in the same format reviewed by the Company's Chief Operating Decision Maker ("CODM"). The CODM identifies the Company's segments based on the customer base. These segments offer services to different markets in accordance with their customer base. Accordingly, the Company's two business segments are centered on the operations associated with the SYS Government Services Division ("SYS") and the Testmasters Division ("Testmasters"). All of the Company's operations are conducted in the United States. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company has no significant intersegment sales or transfers.

Net revenues, income (loss) before income taxes and other related segment information for the first three months of fiscal years 2003 and 2002 follows:

	SYS	Testmasters	Total
2003
Net revenues	$5,093,000	$155,000	$5,248,000
Income before income taxes	88,000	16,000	104,000
Total assets	6,998,000	119,000	7,117,000
	SYS	Testmasters	Total
2002
Net revenues	$3,422,000	$112,000	$3,534,000
Income (loss) before income taxes	225,000	(62,000)	163,000
Total assets	3,957,000	361,000	4,318,000

(7)    Changes in Securities

    On August 28, 2002, the Board of Directors granted options to purchase 281,500 shares of common stock. All of these stock options were granted to employees of the Company at fair market value.

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares, which had a fair value of $73,000, were part of the Company's contribution to the employees for 2002.

(8)    Legal

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

Item 2.     Management's Discussion and Analysis or Plan of Operations

    To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as "intends," "anticipates," "believes," "estimates," "projects," "forecasts," "expects," "plans" and "proposes." Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the "Factors Which May Affect Future Results" and "Management's Discussion and Analysis or Plan of Operations" sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the "Factors Which May Affect Future Results" and "Management's Discussion and Analysis or Plan of Operations" sections, and other sections of this report.

New Accounting Pronouncements

    During 2002, the Company elected early adoption of the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of the new standard did not have any effect on the accompanying condensed consolidated financial statements.

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Management does not believe that the adoption of Statement 146 will have a material impact on the Company's financial position or results of operations.

Description of Business

    The Company provides engineering, management and technical services to public and private sector customers. The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc. It became a public corporation in 1968 and engaged in systems analysis, systems engineering, computer services and software for government and industry. The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS. On June 19, 2002, the Board of Directors adopted a resolution to use the DBA of SYS Technologies, Inc. The Company corporate offices were moved to San Diego, California on February 19, 1984, from Long Beach, California. On May 4, 2001, the Company purchased all of the stock of Testmasters, Inc. (Testmasters), which is now our wholly owned subsidiary. On March 27, 2002, the Company purchased all of the stock of Shadow Research International, Inc. (Shadow Research), which is now our wholly owned subsidiary.

    The Company currently provides engineering, management and technical consulting services to various agencies of the U.S. government and private industry, as a prime contractor and subcontractor. The specific services provided are primarily in the fields of:

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

    The Underway Replenishment (UNREP) Program had its third of three option years exercised on December 1, 2000, which expired on November 30, 2001. This cost plus fixed fee contract was extended through September 30, 2002. The Company was notified on September 4, 2002 that it had won the UNREP recompete contract and the new contract became effective on September 16, 2002. The new contract, which is also cost plus fixed fee, is valued at $39.5 million over its ten year life, assuming that all options are exercised. The base year of this new contract is valued at $3.3 million. This program accounted for about 10% of the Company's revenue in the first quarter of fiscal year 2003. The program provides in-service engineering to the U.S. Navy Fleet. The Company has supported this Navy program in various roles since 1982. This work is performed by the Company's Oxnard office.

    The Management, Planning, Analytical and Administrative (MPAA) Program had its second of four option years exercised on February 1, 2002. This second option year is valued at $4.3 million. This program accounted for about 29% of the Company's revenue in the first quarter of fiscal year 2003. This contract, which is cost plus fixed fee, supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company's performance as outstanding for both the base and option years of the contract. This work is performed by the Company's Oxnard office.

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

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. These contracts, which are time and material, have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. The GSA contracts accounted for about 29% of the Company's revenue in fiscal year 2002. All of the Company's offices utilize these GSA contracts.

    The Company continues to provide Electronic Records Management (ERM) services. The Company's Information Technology (IT) GSA contract was amended to include ERM services. This work is performed by the Company's Oxnard office.

    The Company is continuing to provide support services for information technology services through a subcontract in support of the Navy Marine Corps Intranet (NMCI). This program accounted for about 4% of the Company's revenue in the first quarter of fiscal year 2003. This work is performed by the Company's Oxnard office.

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

    The Company is a subcontractor to Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract. This program accounted for about 13% of the Company's revenue in the first quarter of fiscal year 2003. This work is performed by the Company's San Diego office.

    On September 28, 2001, the Company signed its Prime contract that was awarded as the result of full and open competition for technical support to SPAWAR Systems Center's Joint and National Systems Division. The subcontractors on the Company's winning team were BAE and TRW. Significant efforts include providing system engineering and architecture development for the Joint Strike Fighter, Unmanned Aerial Vehicle, Surveillance and Precision Engagement Programs. This program accounted for about 4% of the Company's revenue in the first quarter of fiscal year 2003. This work is performed by the Company's San Diego office.

    The Company is a subcontractor on the Naval Sea Systems Command's Professional Support Services contract. The Company received a subcontract effective January 1, 2002. This contract has a base year and four option years. This program accounted for about 4% of the Company's revenue in the first quarter of fiscal year 2003. Most of the work for this contract is being performed out of the Company's Chesapeake office.

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

    In the first quarter of FY 2003, the Company consolidated its training capabilities and established the SYS Training Division and opened a new office in Carlsbad, California. The Training Division brings together some of the Company's existing training capabilities with a new group that will be offering a wide range of instructor led training courses for Sun UNIX, Java Programming, Microsoft Windows and Desktop Publishing Applications. As a Microsoft Certified Partner, the Company now offers a full line of Microsoft classes, including Microsoft Applications, NT and Windows 2000.

Results of Operations

    The Company's revenue for this quarter is about 49% more revenue than in the same quarter in FY 2002. The primary reasons for the increase in revenue are new work through our East Coast office and additional tasking on the Company's GSA, UNREP and MPAA contracts.

    Total contract and general and administrative expenses were 97% as a percentage of contract revenue for the first three months of FY 2003 and 95% for FY 2002. The Company's Training group has incurred start up costs of about $81,000 in this quarter. Additional start up costs are anticipated for the second quarter of 2003. Interest expense is higher due to the debt associated with the private placement.

    Income from operations, as a percentage of revenue, is 3% and 5% in FY 2003 and 2002, respectively. Net income is $62,000 as compared to $100,000 for the prior year. The negotiated contract backlog was approximately $15,820,000 at the end of the first quarter of FY 2003 compared to $10,884,000 for the same quarter in FY 2002, an increase of 45%.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $5,173,000 at the end of the first quarter of FY 2003. For the same quarter in FY 2002, the contract receivables (net) were $3,310,000. The reason for the increase in contract receivables is due to the Company's increased revenue.

    The Company had accounts payable of $611,000 at the end of the first quarter of FY 2003. For the same quarter in FY 2002 the accounts payable were $360,000. The increased revenue has been generated through additional hires; these additional hires generally require new office and computer equipment which increases accounts payable. The Company had several subcontractors awaiting payment at period end.

    The outstanding balance on the Company's revolving line of credit with Comerica Bank-California was $289,000 at the end of the first quarter of FY 2003. At the end of the same period in FY 2002, the line of credit balance was $803,000.

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

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its current operating and capital requirements through at least the current fiscal year. Long-term liquidity depends on the Company's ability to manage cash, raise cash and maintain profitability.

    Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	September 28, 2002 2.48 1.20 $3,232,000 $3,564,000 55% $0.65	June 30, 2002 3.17 1.02 $3,100,000 $3,599,000 51% $0.63

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

    6.     Possible Rule 144 Stock Sales. As of September 28, 2002, a total of 2,012,919 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only pursuant to a registration statement or in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.     Control by Officers and Directors. As of September 28, 2002, officers and Directors of the Company own 47.9% or 2,749,355 shares of the Company's common stock including any stock options exercisable within 60 days of September 28, 2002 and thereby control the Company's affairs.

    9.     Acquisitions. The Company has announced an aggressive growth strategy, which includes growth from within and through acquisitions.

Item 3.     Controls and Procedures

    Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 28, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officers and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2.     Changes in Securities

    On August 28, 2002, the Board of Directors granted options to purchase 281,500 shares of common stock. All of these stock options were granted to employees of the Company.

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares were part of the Company's contribution to the employees for 2002.

Item 3.     Defaults Upon Senior Securities

    None

Item 4.     Submission of Matters to a Vote of Securities Holders

    None

Item 5.     Other Information

    Effective July 1, 2000, the Board of Directors approved its current compensation plan for the outside directors of the Company. Under the compensation plan, each outside director will receive $1,000 per Board of Director meeting. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. Directors receive additional compensation for work performed on the Board's committees. For the Company's first quarter (July through September) the stock option price is $1.18 per share. The stock option price is updated quarterly.

Item 6.     Exhibits and Reports on Form 8-K

    On September 30, 2002, the Company filed an 8-K announcing its Quarterly Reports on Form 10-QSB that it had filed for the periods ended December 29, 2001 and March 30, 2002 included errors.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                      SYS
                                                                                                                                 (Registrant)

Date:     November 8, 2002                                                                   /s/ W. Gerald Newmin
                                                                                                             W. Gerald Newmin
                                                                                                             Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, W. Gerald Newmin, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB of SYS;

2.            Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.            Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.            The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.            The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002                                        By:       /s/  W. Gerald Newmin                                                                                                W. Gerald Newmin
                                                                                            Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael W. Fink, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB of SYS;

2.            Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.            Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.            The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.            The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002                                        By:       /s/  Michael W. Fink
                                                                                            Michael W. Fink
                                                                                            Chief Financial Officer

*****