Form 10QSB
period 2002-12-28
SYS
filed 2003-02-11
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended December 28, 2002

__    Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from __________to__________

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

Yes X   No __

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,321,165 shares of common stock, without par value, as of January 31, 2003.

    Transitional Small Business Disclosure Format (check one):

Yes __  No  X

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet (unaudited)
December 28, 2002	3
Condensed Consolidated Statements of Operations (unaudited)
Three Months and Six Months Ended December 28, 2002
and December 29, 2001	5
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 28, 2002 and December 29, 2001	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management's Discussion and Analysis or Plan of Operations
New Accounting Pronouncements	10
Description of Business	10
Results of Operations	13
Liquidity and Capital Resources	13
Item 2a. Factors Which May Affect Future Results	14
Item 3. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

December 28, 2002
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net of allowance for doubtful accounts of $26,000 Receivable from related party Deferred tax assets Income tax refund receivable Other current assets	$ 75,000 6,468,000 22,000 269,000 133,000 277,000
Total current assets	7,244,000
Furniture and equipment, less accumulated depreciation and amortization of $964,000 Capitalized software for internal use, net of accumulated amortization of $6,000 Goodwill Other assets	800,000 96,000 84,000 335,000
$ 8,559,000 ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under bank line of credit
     Current portion of working capital loan
     Accounts payable
     Accrued payroll and related taxes
     Other accrued liabilities
     Current portion of related party note payable
Current portion of capital lease obligations	$ 698,000 190,000 1,793,000 893,000 115,000 5,000 33,000
Total current liabilities	3,727,000
Working capital loan, net of current portion Convertible notes payable Convertible notes payable to related parties Capital lease obligations, net of current portion Deferred tax liabilities	189,000 450,000 550,000 79,000 147,000
Total liabilities	5,142,000

Stockholders' equity:
     9% preference stock, $1.00 par value; 2,000,000
        shares authorized; 69,781 Series B shares issued and outstanding
     Common stock, no par value; 48,000,000 shares
        authorized; 5,012,313 shares issued and outstanding
     Common stock subscriptions receivable from
        Company officers for 26,315 shares
Retained earnings	70,000 2,182,000 (19,000) 1,184,000
Total stockholders' equity	3,417,000
$ 8,559,000 ==========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Contract revenues	$ 6,926,000	$ 3,481,000	$ 12,174,000	$ 7,015,000
Costs and expenses: Contract costs General and administrative expenses	6,049,000 646,000	3,012,000 238,000	10,402,000 1,385,000	5,999,000 593,000
Totals	6,695,000	3,250,000	11,787,000	6,592,000
Income from operations	231,000	231,000	387,000	423,000
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(3,000) 59,000 0	(1,000) 33,000 0	(4,000) 112,000 0	(2,000) 68,000 (5,000)
Totals	56,000	32,000	108,000	61,000
Income before income taxes	175,000	199,000	279,000	362,000
Provision for income taxes	65,000	82,000	107,000	145,000
Net income	110,000	117,000	172,000	217,000
Preference dividend requirements	0	1,000	3,000	4,000
Income applicable to common stock	$ 110,000 ========	$ 116,000 ========	$ 169,000 =========	$ 213,000 =========
Basic income per common share	$ 0.02 ========	$ 0.03 ========	$ 0.03 =========	$ 0.06 =========
Diluted income per common share	$ 0.02 ========	$ 0.03 ========	$ 0.03 =========	$ 0.06 =========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended
	December 28, 2002	December 29, 2001
Operating activities:
      Net income
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization
         Issuance of common stock for services
         Bad debt expense
         Gain on sale and disposition of equipment
         Accretion of debt discount
         Changes in operating assets and liabilities:
            Contract receivables
            Other receivables
            Other current assets
            Other assets
            Accounts payable
            Accrued payroll and related taxes
            Income taxes payable
Other accrued liabilities	$ 172,000 113,000 0 0 0 22,000 (2,021,000) 0 (148,000) (210,000) 1,251,000 188,000 0 52,000	$ 217,000 100,000 15,000 105,000 (5,000) 0 (1,185,000) 57,000 (85,000) (38,000) 260,000 139,000 (148,000) 15,000
Net cash used in operating activities	(581,000)	(553,000)
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment Capitalization of software costs	(204,000) 0 0	(212,000) 5,000 (121,000)
Net cash used in investing activities	(204,000)	(328,000)
Financing activities:
     Net line of credit borrowings
     Proceeds from private offering
     Payments of related party note payable
     Payments of other notes payable
     Payments on capital lease obligations
     Payments of dividends
Proceeds from stock options exercised	698,000 0 (28,000) (66,000) (31,000) (3,000) 30,000	359,000 742,000 0 (5,000) (16,000) (4,000) 762,000
Net cash provided by financing activities	600,000	1,838,000
Net increase (decrease) in cash Cash at beginning of period	(185,000) 260,000	957,000 25,000
Cash at end of period	$ 75,000 ========	$ 982,000 =========
Supplemental disclosure of cash flow data: Interest paid	$ 73,000 ========	$ 52,000 =========
Income taxes paid	$ 73,000 ========	$ 293,000 =========
Supplemental disclosure of noncash investing and financing activities: Common stock issued upon exercise of stock options in exchange for subscriptions receivable from Company officers		$ 64,000 =========
Acquisition of equipment under capital lease obligations		$ 26,000 =========
Offset of subscriptions receivable from Company officers with accrued compensation	$ (45,000) ========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of December 28, 2002 and its results of operations and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002.

(2)     Basic income per common share is calculated by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes and the exercise of stock options, were issued during the period.

    The following table summarizes the calculation of basic and diluted earnings per common share for each period:

	Three months ended		Six months ended
	Dec. 28 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Numerators: Net Income Deduct - preferred and preference dividend requirements	$ 110,000 0	$ 117,000 1,000	$ 172,000 3,000	$ 217,000 4,000
Income applicable to common stock - basic (A)	110,000	116,000	169,000	213,000
Add - interest on convertible notes, net of tax effects	15,000	0	15,000	0
Income applicable to common stock - diluted (B)	$ 125,000 =======	$ 116,000 =======	$ 184,000 =======	$ 213,000 =======

Denominators: Weighted average shares for basic income per common share (C) Add effects of dilutive securities from assumed exercise of stock options and warrants and conversion of notes payable	4,990,879 1,351,998	3,647,163 179,617	4,958,342 1,355,676	3,647,163 185,655
Weighted average shares for diluted income per common share (D)	6,342,877 ========	3,826,780 ========	6,314,018 ========	3,832,818 ========
Basic income per common share (A/C)	$ 0.02 ========	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========
Diluted income per common share (B/D)	$ 0.02 ========	$ 0.03 ========	$ 0.03 ========	$ 0.06 ========

(3)     The results of operations for the six months ended December 28, 2002 are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

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

(6)     The Company had reported segment information in its previous filings for the operations associated with its SYS Government Services Division and Testmasters Division (the "Testmasters Segment") in the same format as reviewed by its Chief Operating Decision Maker (the "CODM").  The sales, operating income and assets of the Testmasters Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information.  Accordingly, the Company discontinued reporting segment information in the second quarter of the year ending June 30, 2003.

        Substantially all of the Company's operations are conducted in the United States.

(7)    On August 28, 2002, the Board of Directors granted options to purchase 281,500 shares of common stock. All of these stock options were granted to employees of the Company at fair market value.

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares, which had a fair value of $73,000, were part of the Company's contribution to the employees for 2002.

    On November 14, 2002, a former Director of the Company exercised stock options totaling 41,500 shares at various prices. The former Director paid the Company about $30,000 to exercise these options.

    On January 9, 2003, the Company signed a license agreement with C-Cubed Corporation ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE". ViewCASE is a portable, briefcase-sized videoconferencing system. The Company paid C-Cubed $150,000 cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.

    On January 17, 2003, two employees of the Company exercised stock options totaling 15,500 shares for which they paid approximately $11,000.

    On January 22, 2003, two former Directors of the Company exercised stock options totaling 31,800 shares. The former Directors paid the Company about $23,000 to exercise these options. These former Directors immediately sold these shares to Michael W. Fink, an Officer of the Company. Mr. Fink has filed a Form 4 reporting the purchase.

(8)    As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. ("SIR") in February 2002, which claimed that they had conspired to divert a contract that SIR was performing for the U.S. Navy.  The Company had sued SIR, its former Chairman and CEO and C-Cubed, Corp., its parent, in California alleging damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR.  In January of 2003, all of SIR's claims against the Company and the four employees and all of the Company's claims against SIR and C-Cubed, Corp. were dismissed.  However, the Company is continuing to pursue its case against the former Chairman and CEO of SIR.  The Company did not incur any material charges in connection with the dismissal of the claims.

(9)    On December 20, 2002, the Company entered into a Letter of Intent with the holders of approximately 80% of the outstanding shares of AP Labs, Inc. (AP Labs) to acquire all of their shares of AP Labs.  AP Labs is a government contractor that provides commercial-off-the-shelf solutions and custom turnkey products, specializing in the design, development and manufacturing of rugged enclosures and integrated systems for high-end defense, aerospace and commercial markets.  AP Labs also provides in-house precision sheet metal fabrication; wiring harnesses, circuit card and enclosure assemblies.  Most of AP Labs customers are prime defense contractors.

        If the acquisition is consummated as currently planned, the purchase price will consist of cash, convertible promissory notes and SYS common stock and the assumption of certain debts.  The acquisition is subject to, among other things, completion of satisfactory due diligence by SYS and completion of the definitive agreements.

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

    The Company has been providing Underway Replenishment (UNREP) services to the U.S. Navy since 1982. The latest UNREP contract became effective on September 16, 2002. This contract, which is cost plus fixed fee, is valued at $39.5 million over its ten year life, assuming that all options are exercised. The base year of this new contract is valued at $3.3 million. This program accounted for about 9% of the Company's revenue so far in fiscal year 2003. The program provides in-service engineering to the U.S. Navy Fleet. This work is performed by the Company's Enterprise Solutions Division, which is based in Oxnard, California.

    The Management, Planning, Analytical and Administrative (MPAA) Program had its third of four option years exercised on February 1, 2003. This third option year is valued at $4.5 million. This program accounted for about 23% of the Company's revenue so far in fiscal year 2003. This contract, which is cost plus fixed fee, supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. The MPAA program has received customer recognition for its high standards of excellence and professionalism. This fiscal year, the government rated the Company's performance as outstanding for both the base and option years of the contract. This work is performed by the Company's Enterprise Solutions Division.

    The Company is continuing to provide hazardous materials assessment support to the Naval Air Systems Command through a subcontract. This support provides environmental engineering and technical services focusing on the identification and reduction of hazardous material when providing maintenance to weapons and associated handling and shipping equipment. Hazardous material reduction support is being expanded to include support for Foreign Military Sales. This work is performed by the Company's Enterprise Solutions Division.

    The Company has three contracts from the General Services Administration (GSA). These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services. These contracts, which are time and material, have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. The GSA contracts accounted for about 37% of the Company's revenue so far in fiscal year 2003. All of the Company's divisions utilize these GSA contracts.

    The Company continues to provide Electronic Records Management (ERM) services. The Company's Information Technology (IT) GSA contract was amended to include ERM services. This work is performed by the Company's Enterprise Solutions Division.

    The Company is continuing to provide support services for information technology services through a subcontract in support of the Navy Marine Corps Intranet (NMCI). This program accounted for about 4% of the Company's revenue so far in fiscal year 2003. This work is performed by the Company's Enterprise Solutions Division.

    The Company's Command, Control, Communication, Computer, Intelligence, Surveillance and Recognizance (C4ISR) Division is primarily based in San Diego, California. This group is providing top-level C4I system engineering services; system architecture design; advanced concept development; test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support. The customer base includes SPAWAR Systems Center San Diego and U.S. Navy Commander in Chief, Pacific. The C4I personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

    The Company is a subcontractor to Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract. This program accounted for about 13% of the Company's revenue so far in fiscal year 2003. This work is performed by the Company's C4ISR Division.

    The Company has a prime contract with SPAWAR Systems Center's Joint and National Systems Division. The Company has two subcontractors on this contract, BAE and TRW. Significant efforts include providing system engineering and architecture development for the Joint Strike Fighter, Unmanned Aerial Vehicle, Surveillance and Precision Engagement Programs. This program accounted for about 4% of the Company's revenue so far in fiscal year 2003. This work is performed by the Company's C4ISR Division.

    At the beginning of the second quarter, the Company consolidated its Testmasters and Shadow Divisions into the C4ISR Division.

    The Company is a subcontractor on the Naval Sea Systems Command's Professional Support Services contract. The Company received a subcontract effective January 1, 2002. This contract has a base year and four option years. This program accounted for about 3% of the Company's revenue so far in fiscal year 2003. Most of the work for this contract is being performed out of the Company's Systems Management and Engineering Division.

    In the first quarter of FY 2003, the Company consolidated its training capabilities and established the SYS Training Division and opened an office in Carlsbad, California. The Training Division brings together some of the Company's existing training capabilities with a new group that will be offering a wide range of instructor-led training courses for Sun UNIX, Java Programming, Microsoft Windows and Desktop Publishing Applications. As a Microsoft Certified Partner, the Company now offers a full line of Microsoft classes, including Microsoft Applications, NT and Windows 2000. The Company's investment in the Training Division so far in fiscal year 2003 is $380,000.

    The Company has established a Walk-Up Systems Division. This Division provides automated ticketing kiosks and on-site digital advertising systems. It received its first contract on January 30, 2003 for about $94,000(Canadian). The Company's investment in the Walk-Up Systems Division so far in fiscal year 2003 is $85,000.

Results of Operations

    The Company's revenue for this quarter is about 99% more than in the same quarter in FY 2002. Year to date, the Company's revenue is about 74% more than in the same period of FY 2002. The primary reasons for the increase in revenue are the Company's new contracts and additional tasking on the Company's GSA, UNREP and MPAA contracts.

    Total contract and general and administrative expenses were 97% as a percentage of contract revenue for the first two quarters of FY 2003 and 94% for FY 2002. The Company has lost about $380,000 in its new Training Division and $85,000 in its new Walk-Up Systems Division in the first two quarters of FY 2003. The Training and Walk-Up Systems Divisions are expected to at least breakeven in the last two quarters of FY 2003. The Company has also experienced large litigation costs in the first two quarters of FY 2003 due to two separate legal proceedings. In January of 2003, the Company has settled the lawsuit filed against it by C-Cubed Corporation. The Company's litigation against the former Chairman and CEO of Systems Integration & Research is ongoing. Interest expense is higher due to the debt associated with the private placement completed in FY 2002 and increased use of the Company's line of credit with Comerica Bank-California.

    Income from operations, as a percentage of revenue, is 3% and 6% in the first two quarters in FY 2003 and 2002, respectively. Net income is $172,000 for the first two quarters in FY 2003 as compared to $217,000 for the prior period. If the Company had not made the investments in the Training and Walk-Up Systems Divisions described in the above paragraph, the Company would have shown net income of about $400,000 for the first two quarters of FY 2003. The negotiated contract backlog was approximately $11,984,000 at the end of the second quarter of FY 2003 compared to $12,100,000 for the same quarter in FY 2002.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $6,468,000 at the end of the second quarter of FY 2003. For the same quarter in FY 2002, the contract receivables (net) were $3,889,000. The reason for the increase in contract receivables is due to the Company's increased revenue.

    The Company had accounts payable of $1,793,000 at the end of the second quarter of FY 2003. For the same quarter in FY 2002 the accounts payable were $424,000. The increased revenue has been generated through additional hires; these additional hires generally require new office and computer equipment which increases accounts payable. The Company had several subcontractors awaiting payment at period end.

    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003.  The outstanding balance on the Company's revolving line of credit was $698,000 at the end of the second quarter of FY 2003.  At the end of the same period in FY 2002, the line of credit balance was $1,079,000.  The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime.

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its current operating and capital requirements through at least the current fiscal year. Long-term liquidity depends on the Company's ability to manage cash, raise cash and maintain profitability.

    Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	December 28, 2002 1.94 1.50 $3,417,000 $3,517,000 60% $0.67	June 30, 2002 3.17 1.02 $3,100,000 $3,599,000 51% $0.63

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

    6.    Possible Rule 144 Stock Sales. As of December 28, 2002, a total of 2,219,572 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only pursuant to a registration statement or in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.    Control by Officers and Directors. As of December 28, 2002, officers and Directors of the Company own 47.6% or 2,792,380 shares of the Company's common stock including any stock options exercisable within 60 days of December 28, 2002 and thereby control the Company's affairs.

    9.    Acquisitions. The Company has announced an aggressive growth strategy, which includes growth from within and through acquisitions. This strategy could continue to impact earnings negatively, and has certain inherent risks. Some of these risks include acquired companies that do not meet their projected revenues and earnings, debt and interest associated with the acquired companies, and possible dilution of existing shareholders.

Item 3.    Controls and Procedures

    Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended December 28, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officers and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

   As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. ("SIR") in February 2002, which claimed that they had conspired to divert a contract that SIR was performing for the U.S. Navy.  The Company had sued SIR, its former Chairman and CEO and C-Cubed, Corp., its parent, in California alleging damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR.  In January of 2003, all of SIR's claims against the Company and the four employees and all of the Company's claims against SIR and C-Cubed, Corp. were dismissed.  However, the Company is continuing to pursue its case against the former Chairman and CEO of SIR.  The Company did not incur any material charges in connection with the dismissal of the claims.

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

    On November 14, 2002, a former Director of the Company exercised stock options totaling 41,500 shares at various prices. The former Director paid the Company about $30,000 to exercise these options.

    On January 9, 2003, the Company signed a license agreement with C-Cubed Corporation ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE". ViewCASE is a portable, briefcase-sized videoconferencing system. The Company paid C-Cubed $150,000 cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.

    On January 17, 2003, two employees of the Company exercised stock options totaling 15,500 shares for which they paid approximately $11,000.

    On January 22, 2003, two former Directors of the Company exercised stock options totaling 31,800 shares. The former Directors paid the Company about $23,000 to exercise these options. These former Directors immediately sold these shares to Michael W. Fink, an Officer of the Company. Mr. Fink has filed a Form 4 reporting the purchase..

Item 3.    Defaults Upon Senior Securities

    None

Item 4.    Submission of Matters to a Vote of Securities Holders

    None

Item 5.    Other Information

    Effective July 1, 2000, the Board of Directors approved its current compensation plan for the outside directors of the Company. Under the compensation plan, each outside director will receive $1,000 per Board of Director meeting. In addition, each outside director will receive stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director. Directors receive additional compensation for work performed on the Board's committees. For the Company's second quarter (October through December) the stock option price is $1.34 per share. The stock option price is updated quarterly.

    The Company is planning on having its Annual Meeting in late March or early April. The Annual Meeting Notice and Proxy Statement will be mailed shortly.

    The Company's San Diego office will be changing locations in early March. The new address will be 5050 Murphy Canyon Road, San Diego, California 92123.

Item 6.    Exhibits and Reports on Form 8-K

    On December 26, 2002, the Company filed an 8-K announcing it had entered into a Letter of Intent with Sierra Genoa, Inc. and Mr. John M. Goode, the holders of approximately 80% of the outstanding shares of AP Labs, Inc. to acquire all of their shares of AP Labs.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                         SYS
                                                                                                                      (Registrant)

Date:    February 10, 2003                                                                   /s/ W. Gerald Newmin
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

Dated: February 10, 2003                                        By:            /s/ W. Gerald Newmin
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

Dated: February 10, 2003                                        By:            /s/ Michael W. Fink
                                                                                                Michael W. Fink
                                                                                                Chief Financial Officer

*******