Form 10QSB/A
period 2002-12-28
SYS
filed 2003-05-19
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

5050 Murphy Canyon Road, Suite 200, San Diego, California 92123
(Address of Principal Executive Offices)

(858) 715-5500

(Issuer's Telephone Number, Including Area Code)

9620 Chesapeake Drive, Suite 201, San Diego, California 92123
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

Yes    No X

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

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

December 28, 2002
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net of allowance for doubtful accounts of $26,000 Receivable from related party Deferred tax assets Income tax refund receivable Other current assets	$ 75,000 6,468,000 22,000 380,000 436,000 277,000
Total current assets	7,658,000
Furniture and equipment, less accumulated depreciation and amortization of $964,000 Capitalized software for internal use, net of accumulated amortization of $6,000 Goodwill Other assets	800,000 96,000 84,000 195,000
Total assets	$ 8,833,000 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under bank line of credit
     Working capital loan
     Accounts payable
     Accrued payroll and related taxes
     Accrued legal settlement
     Other accrued liabilities
     Current portion of related party note payable
Current portion of capital lease obligations	$ 698,000 379,000 1,793,000 893,000 750,000 271,000 5,000 33,000
Total current liabilities	4,822,000
Convertible notes payable Convertible notes payable to related parties Capital lease obligations, net of current portion Deferred tax liabilities	450,000 550,000 79,000 147,000
Total liabilities	6,048,000

Stockholders' equity:
     9% preference stock, $1.00 par value; 2,000,000
          shares authorized; 69,781 Series B shares issued and outstanding
     Common stock, no par value; 48,000,000 shares
          authorized; 5,012,313 shares issued and outstanding
     Common stock subscriptions receivable from
          Company officers for 26,315 shares
Retained earnings	70,000 2,182,000 (19,000) 552,000
Total stockholders' equity	2,785,000
$ 8,833,000 ========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Contract revenues	$ 6,926,000	$ 3,481,000	$ 12,174,000	$ 7,015,000
Costs and expenses: Contract costs General and administrative expenses Legal settlement	6,049,000 751,000 941,000	3,012,000 238,000	10,402,000 1,490,000 941,000	5,999,000 593,000
Totals	7,741,000	3,250,000	12,833,000	6,592,000
Income (loss) from operations	(815,000)	231,000	(659,000)	423,000
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(3,000) 59,000 0	(1,000) 33,000 0	(4,000) 112,000 0	(2,000) 68,000 (5,000)
Totals	56,000	32,000	108,000	61,000
Income (loss) before income taxes	(871,000)	199,000	(767,000)	362,000
Provision credit for income taxes	(349,000)	82,000	(307,000)	145,000
Net income (loss)	(522,000)	117,000	(460,000)	217,000
Preference dividend requirements	0	1,000	3,000	4,000
Income (loss) applicable to common stock	$(522,000) ========	$ 116,000 ========	$(463,000) ========	$ 213,000 ========
Basic income (loss) per common share	$ (0.10) ========	$ 0.03 ========	$ (0.09) ========	$ 0.06 ========
Diluted income (loss) per common share	$ (0.10) ========	$ 0.03 ========	$ (0.09) ========	$ 0.06 ========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended
	December 28, 2002	December 29, 2001
Operating activities:
      Net income (loss)
      Adjustments to reconcile net income to net cash
      used in operating activities:
           Depreciation and amortization
          Deferred income taxes
           Issuance of common stock for services
           Bad debt expense
           Gain on sale and disposition of equipment
           Accretion of debt discount
           Changes in operating assets and liabilities:
                Contract receivables
                Other receivables
                Other current assets
                Other assets
                Accounts payable
                Accrued payroll and related taxes
               Accrued legal settlement
                Income taxes payable
Other accrued liabilities	$ (460,000) 113,000 (111,000) 0 0 0 22,000 (2,021,000) 0 (451,000) (70,000) 1,251,000 188,000 750,000 0 208,000	$ 217,000 100,000 0 15,000 105,000 (5,000) 0 (1,185,000) 57,000 (85,000) (38,000) 260,000 139,000 0 (148,000) 15,000
Net cash used in operating activities	(581,000)	(553,000)
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment Capitalization of software costs	(204,000) 0 0	(212,000) 5,000 (121,000)
Net cash used in investing activities	(204,000)	(328,000)
Financing activities:
     Net line of credit borrowings
     Proceeds from private offering
     Payments of related party note payable
     Payments of other notes payable
     Payments on capital lease obligations
     Payments of dividends
Proceeds from stock options exercised	698,000 0 (28,000) (66,000) (31,000) (3,000) 30,000	359,000 742,000 0 (5,000) (16,000) (4,000) 762,000
Net cash provided by financing activities	600,000	1,838,000
Net increase (decrease) in cash Cash at beginning of period	(185,000) 260,000	957,000 25,000
Cash at end of period	$ 75,000 ========	$ 982,000 ========
Supplemental disclosure of cash flow data: Interest paid	$ 73,000 ========	$ 52,000 ========
Income taxes paid	$ 73,000 ========	$ 293,000 ========
Supplemental disclosure of noncash investing and financing activities: Common stock issued upon exercise of stock options in exchange for subscriptions receivable from Company officers		$ 64,000 ========
Acquisition of equipment under capital lease obligations		$ 26,000 ========
Offset of subscriptions receivable from Company officers with accrued compensation	$ 45,000 ========

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

(2)      Basic income (loss) per common share is calculated by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes and the exercise of stock options, were issued during the period. For the three and six months ended December 28, 2002, the assumed exercise of stock options, conversion of convertible notes payable, and the interest associated with the notes have not been presented because they would have been antidilutive.

     The following table summarizes the calculation of basic and diluted earnings per common share for each period:

	Three months ended		Six months ended
	Dec. 28 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Numerators: Net income (loss) Deduct - preferred and preference dividend requirements	$(522,000) 0	$ 117,000 1,000	$(460,000) 3,000	$ 217,000 4,000
Income (loss) applicable to common stock - basic (A)	$(522,000)	$ 116,000	$(463,000)	$ 213,000
Income (loss) applicable to common stock - diluted (B)	$(522,000) ========	$ 116,000 =======	$(463,000) ========	$ 213,000 =======

Denominators: Weighted average shares for basic income (loss) per common share (C) Add effects of dilutive securities from assumed exercise of stock options and warrants and conversion of notes payable	4,990,879	3,647,163 179,617	4,958,342	3,647,163 185,655
Weighted average shares for diluted income (loss) per common share (D)	4,990,879 ========	3,826,780 =======	4,958,342 ========	3,832,818 =======
Basic income (loss) per common share (A/C)	$ (0.10) ========	$ 0.03 =======	$ (0.09) ========	$ 0.06 =======
Diluted income (loss) per common share (B/D)	$ (0.10) ========	$ 0.03 =======	$ (0.09) ========	$ 0.06 =======

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

(5)    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003. The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime. Comerica Bank-California requires the Company to maintain certain covenants; at this time the Company is not in compliance with all of those covenants. Accordingly, the long-term portion of the working capital loan has been reclassified to current liabilities.  The Company is currently seeking a waiver from the bank.

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

        On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares, which had a fair value of $73,000, were part of the Company's contribution on behalf of the employees for 2002.

        On November 14, 2002, a former Director of the Company exercised stock options totaling 41,500 shares at various prices. The former Director paid the Company approximately $30,000 to exercise these options.

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

(8)    As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. ("SIR") in February 2002, which claimed that the Company and four employees had conspired to divert a contract that SIR was performing for the U.S. Navy. The Company had sued SIR, its former Chairman and CEO and C-Cubed, Corp., its parent, in California alleging damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR. In January of 2003, all of SIR's claims against the Company and the four employees and all of the Company's claims against SIR and C-Cubed, Corp. were dismissed. However, the Company is continuing to pursue its case against the former Chairman and CEO of SIR.

        In connection with the dismissal of the lawsuit, on January 9, 2003, the Company signed a license agreement with C-Cubed Corp. ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE". ViewCASE is a portable, briefcase-sized videoconferencing system. The Company paid C-Cubed $150,000 cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.  In addition, the Company incurred approximately $291,000 in legal expenses for the six months ended December 28, 2002.  The Company anticipates recovering $100,000 of these legal fees through insurance.  At December 28, 2002, the Company charged $750,000 to operations, as part of the settlement.

(9)    On December 20, 2002, the Company entered into a Letter of Intent with the holders of approximately 80% of the outstanding shares of AP Labs, Inc. (AP Labs) to acquire all of their shares of AP Labs. AP Labs is a government contractor that provides commercial off-the-shelf solutions and custom turnkey products, specializing in the design, development and manufacturing of rugged enclosures and integrated systems for high-end defense, aerospace and commercial markets. AP Labs also provides in-house precision sheet metal fabrication, wiring harnesses and circuit card and enclosure assemblies. Most of AP Labs customers are prime defense contractors.

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

    Total contract and general and administrative expenses were 98% as a percentage of contract revenue for the first two quarters of FY 2003 and 94% for FY 2002; this calculation excludes the legal settlement costs for FY 2003. The Company has lost about $380,000 in its new Training Division and $85,000 in its new Walk-Up Systems Division in the first two quarters of FY 2003.  The Company has incurred internal acquisition costs associated with the AP Labs acquisition of $140,000, which have been included in the G & A expense for this period. The Company has also experienced large litigation costs in the first two quarters of FY 2003 due to two separate legal proceedings. In January of 2003, the Company settled the lawsuit filed against it by C-Cubed Corporation; the Company charged $750,000 to operations as part of the settlement. The Company's litigation against the former Chairman and CEO of Systems Integration & Research is ongoing. Interest expense is higher due to the debt associated with the private placement completed in FY 2002 and increased use of the Company's line of credit with Comerica Bank-California.

    Income (loss) from operations is ($659,000) and $423,000 in the first two quarters in FY 2003 and 2002, respectively. Net income (loss) is ($460,000) for the first two quarters in FY 2003 as compared to $217,000 for the prior period. The negotiated contract backlog was approximately $11,984,000 at the end of the second quarter of FY 2003 compared to $12,100,000 for the same quarter in FY 2002.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $6,468,000 at the end of the second quarter of FY 2003. For the same quarter in FY 2002, the contract receivables (net) were $3,889,000. The reason for the increase in contract receivables is due to the Company's increased revenue.

    The Company had accounts payable of $1,793,000 at the end of the second quarter of FY 2003. For the same quarter in FY 2002 the accounts payable were $424,000. Because of the increase in revenue, the Company has hired new employees, requiring new office and computer equipment.  In addition, the Company engaged new subcontractors, some of which had not been paid at December 28, 2002.

    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003. The outstanding balance on the Company's revolving line of credit was $698,000 at the end of the second quarter of FY 2003. At the end of the same period in FY 2002, the line of credit balance was $1,079,000. The loan is collateralized by all of the Company's assets including contract receivables. Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old. Comerica Bank-California charges an interest rate of 0.750% over prime. Comerica Bank-California requires the Company to maintain certain covenants; at this time the Company is not in compliance with all of those covenants. The Company is seeking a waiver from Comerica Bank-California.

    Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its current operating and capital requirements through at least the current fiscal year. This assumes that Comerica Bank-California will grant the Company a waiver from the covenants discussed above.  Long-term liquidity depends on the Company's ability to manage cash, raise cash and maintain profitability.

    Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	December 28, 2002 1.59 2.17 $2,785,000 $2,836,000 68% $0.56	June 30, 2002 3.17 1.02 $3,100,000 $3,599,000 51% $0.63

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

    4.    Limited Assets of the Company The Company has very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While the Company is likely to look for new funding to assist in the acquisition of other businesses, it is uncertain whether such funds will be available. While the Company's management believes that its financial policies have been prudent, the Company's substantial reliance on a bank loan with Comerica Bank, for which the Company is currently not in compliance with the Bank's loan covenants, and other short-term accruals impose potential limitations on the Company. If the Company is to grow and expand its operations, the Company will need to raise significant amounts of additional capital. There can be no assurance that the Company will be successful in raising a sufficient amount of additional capital, or if it is successful, that the Company will be able to raise capital on reasonable terms in light of the Company's current circumstances. In the event that the Company raises additional capital, the Company's existing stockholders may incur substantial and immediate dilution.

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
     The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share.
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

    9.    Acquisitions. The Company has announced a growth strategy, which includes growth from within and through acquisitions. This strategy could continue to impact earnings negatively, and has certain inherent risks. Some of these risks include acquired companies that do not meet their projected revenues and earnings, debt and interest associated with the acquired companies, and possible dilution of existing shareholders.

Item 3.     Controls and Procedures

    Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended December 28, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, our principal executive officers and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. ("SIR") in February 2002, which claimed that the Company and four employees had conspired to divert a contract that SIR was performing for the U.S. Navy. The Company had sued SIR, its former Chairman and CEO and C-Cubed, Corp., its parent, in California alleging damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR. In January of 2003, all of SIR's claims against the Company and the four employees and all of the Company's claims against SIR and C-Cubed, Corp. were dismissed. However, the Company is continuing to pursue its case against the former Chairman and CEO of SIR.

    In connection with the dismissal of the lawsuit, on January 9, 2003, the Company signed a license agreement with C-Cubed Corporation ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE". ViewCASE is a portable, briefcase-sized videoconferencing system. The Company agreed to pay C-Cubed $150,000 in cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.  In addition, the Company incurred approximately $291,000 in legal expenses for the six months ended December 28, 2002.  The Company anticipates recovering $100,000 of these legal fees through insurance.  At December 28, 2002, the Company charged $750,000 of litigation settlement costs to operations.

Item 2.    Changes in Securities

    On August 28, 2002, the Board of Directors granted options to purchase 281,500 shares of common stock. All of these stock options were granted to employees of the Company at fair market value.

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan. These shares, which had a fair value of $73,000, were part of the Company's contribution on behalf of the employees for 2002.

    On November 14, 2002, a former Director of the Company exercised stock options totaling 41,500 shares at various prices. The former Director paid the Company approximately $30,000 to exercise these options.

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

Item 3.    Defaults Upon Senior Securities

    The Company has a line of credit and working capital loan with Comerica Bank-California that had balances on December 28, 2002 of $698,000 and $379,000, respectively.  The Bank requires the Company to maintain certain covenants; at this time the Company is not in compliance with all of those covenants.  The Company is current with all payments in regards to these securities.  The Company is seeking a waiver from the Bank.

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

                                                                                                                    SYS
                                                                                                                 (Registrant)

Date: May 19, 2003                                                                                 /s/ Clifton L. Cooke, Jr.
                                                                                                                Clifton L. Cooke, Jr.
                                                                                                                Chief Executive Officer

Date: May 19, 2003                                                                                /s/ Michael W. Fink
                                                                                                               Michael W. Fink
                                                                                                               Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., certify that:

1.            I have reviewed this quarterly report on Form 10-QSB/A of SYS;

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

Dated:   May 19, 2003                                            By:            /s/ Clifton L. Cooke, Jr.
                                                                                                Clifton L. Cooke, Jr.
                                                                                                Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael W. Fink, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB/A of SYS;

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

Dated: May 19, 2003                                              By:            /s/ Michael W. Fink
                                                                                                Michael W. Fink
                                                                                                Chief Financial Officer

*******