Form 10QSB
period 2003-05-19
SYS
filed 2003-05-19
CIK 96057

                 U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
FORM 10-QSB

(Mark One)

  X        Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended        March 29, 2003

             Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from                                to ________________

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

9620 Chesapeake Drive, Suite 201, San Diego, California, 92123
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,473,165 shares of common stock, without par value, as of April 28, 2003.

Transitional Small Business Disclosure Format (check one):

Yes            No    X

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet (unaudited)
March 29, 2003	3
Condensed Consolidated Statements of Operations (unaudited)
Three Months and Nine Months Ended March 29, 2003
and March 30, 2002	5
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 29, 2003 and March 30, 2002	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management's Discussion and Analysis or Plan of Operations
New Accounting Pronouncements	13
Description of Business	13
Results of Operations	16
Liquidity and Capital Resources	16
Item 2a. Factors Which May Affect Future Results	17
Item 3. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Changes in Securities	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23

 PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

March 29, 2003
ASSETS	(Unaudited)
Current assets: Cash Contract receivables, net of allowance for doubtful accounts of $26,000 Deferred tax assets Income tax refund receivable Other current assets	$ 28,000 4,860,000 485,000 527,000 249,000
Total current assets	6,149,000

Furniture and equipment, less accumulated
     depreciation and amortization of $1,050,000
Capitalized software for internal use, net of
     accumulated amortization of $12,000
Non-current inventory
Other assets

780,000 90,000 116,000 147,000
Total assets	$ 7,282,000 =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under bank line of credit
     Working capital loan
     Accounts payable
     Accrued payroll and related taxes
     Other accrued liabilities
     Current portion of related party note payable
     Current portion of capital lease obligations

$ 138,000 325,000 985,000 1,190,000 255,000 7,000 32,000
Total current liabilities	2,932,000
Convertible notes payable Convertible notes payable to related parties Capital lease obligations, net of current portion Deferred tax liabilities	450,000 550,000 68,000 147,000
Total liabilities	4,147,000

Stockholders' equity:
     9% preference stock, $1.00 par value; 2,000,000
          shares authorized; 69,781 Series B shares issued and
          outstanding
     Common stock, no par value; 48,000,000 shares
          authorized; 5,458,165 shares issued and outstanding
     Common stock subscriptions receivable from
          Company officers for 26,315 shares
     Retained earnings

70,000 2,931,000 (19,000) 153,000
Total stockholders' equity	3,135,000
$ 7,282,000 =========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended		Nine months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Contract revenues	$ 5,955,000	$ 4,653,000	$18,129,000	$11,668,000
Costs and expenses: Contract costs General and administrative expenses Legal settlement	5,352,000 1,135,000 0	4,025,000 512,000 0	15,754,000 2,625,000 941,000	10,024,000 1,105,000
Totals	6,487,000	4,537,000	19,320,000	11,129,000
Income (loss) from operations	(532,000)	116,000	(1,191,000)	539,000
Other (income) expenses: Interest income Interest expense Gain on sale and disposition of equipment	(2,000) 55,000 0	(8,000) 33,000 0	(6,000) 167,000 0	(10,000) 101,000 (5,000)
Totals	53,000	25,000	161,000	86,000
Income (loss) before income taxes	(585,000)	91,000	(1,352,000)	453,000
Provision (credit) for income taxes	(198,000)	39,000	(505,000)	184,000
Net income (loss)	(387,000)	52,000	(847,000)	269,000
Preference dividend requirements	3,000	3,000	6,000	7,000
Income (loss) applicable to common stock	$ (390,000) ==========	$ 49,000 =========	$ (853,000) ==========	$ 262,000 =========
Basic income (loss) per common share	$ (0.07) ==========	$ 0.01 =========	$ (0.17) ==========	$ 0.07 =========
Diluted income (loss) per common share	$ (0.07) ==========	$ 0.01 =========	$ (0.17) ==========	$ 0.06 =========

See Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	March 29, 2003	March 30, 2002

Operating activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
          Depreciation and amortization
          Deferred income taxes
          Impairment of goodwill
          Gain on sale and disposition of equipment
          Issuance of stock for legal settlement
          Accretion of debt discount
          Bonus expense in lieu of cash paid for exercise of
               stock options
          Changes in operating assets and liabilities:
               Contract receivables
               Other receivables
               Receivable from related party
               Other current assets
               Other assets
               Accounts payable
               Accrued payroll and related taxes
               Income taxes payable
               Other accrued liabilities

	$ (847,000) 205,000 (216,000) 84,000 0 600,000 38,000 14,000 (413,000) 0 22,000 (514,000) (138,000) 443,000 485,000 0 192,000	$ 269,000 153,000 0 0 (5,000) 0 0 0 (1,848,000) 56,000 0 (100,000) (139,000) 299,000 524,000 (138,000) 10,000
Net cash used in operating activities	(45,000)	(919,000)
Investing activities: Acquisition of furniture and equipment Proceeds from sale of equipment Capitalization of software costs Net cash acquired in acquisition	(270,000) 0 0 0	(290,000) 5,000 (319,000) 165,000
Net cash used in investing activities	(270,000)	(439,000)

Financing activities:
     Net line of credit borrowings (repayments)
     Proceeds from private offering
     Payments of related party note payable
     Payments of other notes payable
     Payments on capital lease obligations
     Payments of dividends
     Proceeds from issuance of common shares
     Proceeds from stock options exercised

	138,000 0 (51,000) (111,000) (43,000) (6,000) 0 156,000	(720,000) 1,410,000 0 (46,000) (6,000) (7,000) 999,000 15,000
Net cash provided by financing activities	83,000	1,645,000
Net increase (decrease) in cash Cash at beginning of period	(232,000) 260,000	287,000 25,000
Cash at end of period	$ 28,000 ==========	$ 312,000 =========

Supplemental disclosure of cash flow data: Interest paid	$ 99,000 ==========	$ 101,000 =========
Income taxes paid	$ 81,000 ==========	$ 317,000 =========
Supplemental disclosure of noncash investing and financing activities: Common stock issued upon exercise of stock options in exchange for subscriptions receivable from Company officers		$ 64,000 =========
Acquisition of equipment under capital lease obligations		$ 26,000 =========
Offset of subscriptions receivable from Company officers with accrued compensation	$ 45,000 ==========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    In the opinion of the Registrant, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of March 29, 2003 and its results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002.

(2)    Basic income (loss) per common share is calculated by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes and the exercise of stock options, were issued during the period.  For the three and nine months ended March 29, 2003, the assumed exercise of stock options, conversion of convertible notes payable, and the interest associated with the notes have not been presented because they would have been antidilutive.

         The following table summarizes the calculation of basic and diluted income (loss) per common share for each period:

	Three months ended		Nine months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Numerators: Net income (loss) Deduct - preferred and preference dividend requirements	$(387,000) 3,000	$ 52,000 3,000	$(847,000) 6,000	$269,000 7,000
Income (loss) applicable to common stock - basic (A)	(390,000)	49,000	(853,000)	262,000
Income (loss) applicable to common stock - diluted (B)	$(390,000) ========	$ 49,000 =======	$(853,000) ========	$262,000 =======

Denominators: Weighted average shares for basic income (loss) per common share (C) Add effects of dilutive securities from assumed exercise of stock options and warrants and conversion of notes payable	5,300,648	3,949,914 241,596	5,072,864	3,949,914 230,958
Weighted average shares for diluted income (loss) per common share (D)	5,300,648 =======	4,191,510 =======	5,072,864 =======	4,180,872 =======
Basic income (loss) per common share (A/C)	$ (0.07) =======	$ 0.01 =======	$ (0.17) =======	$ 0.07 =======
Diluted income (loss) per common share (B/D)	$ (0.07) =======	$ 0.01 =======	$ (0.17) =======	$ 0.06 =======

(3)    The results of operations for the nine months ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

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

(7)    The following table summarizes certain information regarding stock options issued under the SYS 1997 Incentive Stock Option and Restricted Stock Plan and warrants issued for the nine month periods ended:

	March 29, 2003
	Shares or Price Per Share	Weighted Average Exercise Price
Balance outstanding at beginning of period	1,689,200	$1.01
Granted	412,000	$1.28
Exercised	(225,800)	$0.76
Cancelled	____________
Balance outstanding at end of period	1,875,400 ===========	$1.10
Price range at end of period	$0.47 to $2.27
Weighted average fair value of options and warrants granted during the period	$0.75 ===========

    The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".  Accordingly, only the intrinsic value has been recognized in the financial statements as expense.  Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income (loss) applicable to common stock - as reported	$ (390,000)	$ 49,000	$ (853,000)	$ 262,000
Deduct total stock-based employee compensation expense determined under fair value- based method for all awards	(60,000)	(47,000)	(183,000)	(142,000)
Net income (loss) applicable to common stock - pro forma	$ (450,000) ==========	$ 2,000 ==========	$ (1,036,000) ==========	$ 120,000 ==========
Basic income (loss) per common share: As reported	$ (0.07) ==========	$ 0.01 ==========	$ (0.17) ==========	$ 0.07 ==========
Pro forma	$ (0.08) ==========	$ 0.00 ==========	$ (0.20) ==========	$ 0.03 ==========
Diluted income (loss) per common share: As reported	$ (0.07) ==========	$ 0.01 ==========	$ (0.17) ==========	$ 0.06 ==========
Pro forma	$ (0.08) ==========	$ 0.00 ==========	$ (0.20) ==========	$ 0.03 ==========

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan.  These shares, which had a fair value of $73,000, were part of the Company's contribution on behalf of the employees for 2002.

(8)    On March 19, 2003, the Company was served notice that it was named in a lawsuit filed in the Superior Court of California, County of Orange, on March 10, 2003.  The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise, Inc.  The Plaintiffs are George M. Colin, William Czapar, Dan Birdsall and Brian Patterson.  In addition to the Company, the Defendants are Robert Mowry, an individual; William Zures, an individual; UniPrise, Inc., a California corporation; Acrylis, Inc., a Delaware corporation; Big Canyon Investments, Inc., a California corporation; Caldera International, Inc., a Utah corporation and several Does.

    The lawsuit lists four causes of action, but the Company is named only in the fourth.  The fourth cause of action is for breach of installment factoring agreements.  The Company believes that the factoring agreements were between the Plaintiffs and UniPrise.  While the Plaintiffs allege that the Company was represented by an agent (Mowry) in these factoring agreements, the Company has received a Declaration from Mowry stating, among other things, "The Factoring Agreements were made by and between Plaintiffs and UniPrise.  SYS was not a party to them, had no knowledge of them and did not benefit from them".

    The Plaintiffs claim to have suffered losses and seek damages of the principal amounts of $980,000, plus interest, administrative fees and other consideration.  The Company has hired counsel and will vigorously defend the lawsuit.  While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiffs will not be successful in asserting that the Company is liable to them.  The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

(9)    On December 20, 2002, the Company entered into a Letter of Intent with the holders of approximately 80% of the outstanding shares of AP Labs, Inc. (AP Labs) to acquire all of their shares of AP Labs.  AP Labs is a government contractor that provides commercial off-the-shelf solutions and custom turnkey products, specializing in the design, development and manufacturing of rugged enclosures and integrated systems for high-end defense, aerospace and commercial markets.  AP Labs also provides in-house precision sheet metal fabrication, wiring harnesses, and circuit card and enclosure assemblies. Most of AP Labs customers are prime defense contractors.

     As of March 29, 2003, the Company had incurred external acquisition expenses of $141,000, all of which have been charged to operations.  The Company will have additional acquisition expenses in the last quarter of this fiscal year.

(10)    As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. ("SIR") in February 2002, which claimed that the Company and four employees had conspired to divert a contract that SIR was performing for the U.S. Navy.  The Company had sued SIR, its former Chairman and CEO and C-Cubed, Corp., its parent, in California alleging damages suffered by the Company as a result of a failed acquisition attempt by the Company of SIR.  In January of 2003, all of SIR's claims against the Company and the four employees and all of the Company's claims against SIR and C-Cubed, Corp. were dismissed.  However, the Company is continuing to pursue its case against the former Chairman and CEO of SIR.

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

    During the nine months ended March 29, 2003, the Company incurred legal costs of approximately $291,000 in a successful defense of the lawsuit filed against it by C-Cubed Corp, which has been dismissed and settled.  The Company anticipates a $100,000 reduction in these legal costs due to insurance claims.  During the nine months ended March 29, 2003, the Company recorded a reduction in legal expense of $100,000 and a receivable from various insurance companies of $100,000, which is classified in other current assets on the balance sheet.

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

    The Company has been providing Underway Replenishment (UNREP) services to the U.S. Navy since 1982.  The latest UNREP contract became effective on September 16, 2002.  This contract, which is cost plus fixed fee, is valued at $39.5 million over its ten year term, assuming that all options are exercised.  The base year of this new contract is valued at $3.3 million.  This program accounted for about 8% of the Company's revenue so far in fiscal year 2003.  The program provides in-service engineering to the U.S. Navy Fleet.  This work is performed by the Company's Enterprise Solutions Division, which is based in Oxnard, California.

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

    The Company has three contracts from the General Services Administration (GSA).  These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services.  These contracts, which are time and material, have proven to be successful as a means to develop new customers and they are registered in the GSA Advantage System.  The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies.  The GSA contracts accounted for about 36% of the Company's revenue so far in fiscal year 2003.  All of the Company's divisions utilize these GSA contracts.

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

Results of Operations

    The Company's revenue for this quarter is about 28% more than in the same quarter in FY 2002.  Year to date, the Company's revenue is about 55% more than in the same period of FY 2002.  The primary reasons for the increase in revenue are the Company's new contracts and additional tasking on the Company's GSA, UNREP and MPAA contracts.

    Total contract and general and administrative expenses were $18,379,000 for the first three quarters of FY 2003 and $11,129,000 for FY 2002; this calculation excludes the legal settlement costs for FY 2003.  The Company has lost about $465,000 in its new Training Division and $113,000 in its new Walk-Up Systems Division in the first three quarters of FY 2003.  Through the first three quarters of FY 2003, the Company has incurred internal acquisition costs associated with the AP Labs acquisition of $316,000 and external costs of $141,000; all of these costs have been expensed.  In addition, the Company has taken a $220,000 reserve against its contract receivables and written down goodwill and a note receivable that were associated with the acquisition of Shadow Research International, a total of $106,000.  The Company has also experienced large litigation costs in the first three quarters of FY 2003 due to two separate legal proceedings.  In January of 2003, the Company settled the lawsuit filed against it by C-Cubed Corp.; the Company charged $750,000 to operations as part of the settlement.  The Company's litigation against the former Chairman and CEO of Systems Integration & Research is ongoing.  Interest expense is higher due to the debt associated with the private placement completed in FY 2002 and increased use of the Company's line of credit with Comerica Bank-California.

    Income (loss) from operations is ($1,191,000) and $539,000 in the first three quarters in FY 2003 and 2002, respectively.  Net income (loss) is ($847,000) for the first three quarters in FY 2003 as compared to $269,000 for the prior period.  The negotiated contract backlog was approximately $12,012,000 at the end of the third quarter of FY 2003 compared to $13,207,000 for the same quarter in FY 2002.

Liquidity and Capital Resources

    The Company had contract receivables (net) of $4,860,000 at the end of the third quarter of FY 2003.  For the same quarter in FY 2002, the contract receivables (net) were $4,751,000.  The reason for the increase in contract receivables is due to the Company's increased revenue.

    The Company had accounts payable of $985,000 at the end of the third quarter of FY 2003.  For the same quarter in FY 2002 the accounts payable were $463,000.  Because of the increase in revenue, the Company has hired new employees, requiring new office and computer equipment.  In addition, the Company engaged new subcontractors, some of which had not been paid at March 29, 2003.

    The Company's primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003.  The outstanding balance on the Company's revolving line of credit was $138,000 at the end of the third quarter of FY 2003.  At the end of the same period in FY 2002, the line of credit balance was zero. The loan is collateralized by all of the Company's assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company's billed contract receivables which are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.750% over prime.  Comerica Bank-California requires the Company to maintain certain covenants; at this time the Company is not in compliance with all of those covenants.  The Company is seeking a waiver from Comerica Bank-California.

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

    Several key factors indicating the Company's financial condition include:

Current ratio Debt to net worth Net worth Net working capital Debt to total assets Book value per common share	March 29, 2003 2.10 1.32 $3,135,000 $3,217,000 57% $0.57	June 30, 2002 3.17 1.02 $3,100,000 $3,599,000 51% $0.63

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

    6.   Possible Rule 144 Stock Sales.  As of March 29, 2003, a total of 2,397,640 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only pursuant to a registration statement or in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale.  Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation.  Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

    8.   Control by Officers and Directors.  As of April 15, 2003, officers and directors of the Company own 32.5% or 2,008,867 shares of the Company's common stock including any stock options exercisable within 60 days of March 29, 2003 and thereby control the Company's affairs.

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

    10. Indirect Rates.  The Company's indirect billing rates are approved at least annually by the Defense Contract Audit Agency (DCAA).  These rates can differ from the Company's actual indirect rates.  The Company budgets to have its actual indirect rates as close as possible to its DCAA approved indirect rates at fiscal year end.  If the actual indirect rates at year-end are materially different from the DCAA approved indirect rates, the Company would have to recognize that difference at year-end, which would affect the Company's operations.

Item 3.      Controls and Procedures

    Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended March 29, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, our principal executive officer and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

    In connection with the dismissal of the lawsuit, on January 9, 2003, the Company signed a license agreement with C-Cubed Corp. ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE".  ViewCASE is a portable, briefcase-sized videoconferencing system.  The Company agreed to pay C-Cubed $150,000 in cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.  In addition, the Company incurred approximately $291,000 in legal expenses for the nine months ended March 29, 2003.  The Company anticipates recovering $100,000 of these legal fees through insurance.  At December 28, 2002, the Company charged $750,000 of litigation settlement costs to operations.

    On March 19, 2003, the Company was served notice that it was named in a lawsuit filed in the Superior Court of California, County of Orange, on March 10, 2003.  The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise, Inc.  The Plaintiffs are George M. Colin, William Czapar, Dan Birdsall and Brian Patterson.  In addition to the Company, the Defendants are Robert Mowry, an individual; William Zures, an individual; UniPrise, Inc., a California corporation; Acrylis, Inc., a Delaware corporation; Big Canyon Investments, Inc., a California corporation; Caldera International, Inc., a Utah corporation and several Does.

    The lawsuit lists four causes of action, but the Company is named only in the fourth.  The fourth cause of action is for breach of installment factoring agreements.  The Company believes that the factoring agreements were between the Plaintiffs and UniPrise.  While the Plaintiffs allege that the Company was represented by an agent (Mowry) in these factoring agreements, the Company has received a Declaration from Mowry stating, among other things, "The Factoring Agreements were made by and between Plaintiffs and UniPrise.  SYS was not a party to them, had no knowledge of them and did not benefit from them".

    The Plaintiffs claim to have suffered losses and seek damages of the principal amounts of $980,000, plus agreed interest, administrative fees and other consideration.  The Company has hired counsel and will vigorously defend the lawsuit.  While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiffs will not be successful in asserting that the Company is liable to them.  The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

Item 2.      Changes in Securities

    On September 13, 2002, the Company issued 54,443 shares of common stock to the Company's 401(k)/Employee Stock Ownership Plan.  These shares, which had a fair value of $73,000, were part of the Company's contribution on behalf of the employees for 2002.

    On January 9, 2003, the Company settled its lawsuit with C-Cubed Corporation ("C-Cubed") whereby the Company received a five year exclusive license to manufacture and sell C-Cubed's "ViewCASE".  ViewCASE is a portable, briefcase-sized videoconferencing system.  The Company paid C-Cubed $150,000 cash and 261,552 shares of the Company's common stock with a fair value of approximately $600,000.

Item 3.      Defaults Upon Senior Securities

    The Company has a line of credit and working capital loan with Comerica Bank-California that had balances on March 29, 2003 of $138,000 and $325,000, respectively. The Bank requires the Company to maintain certain covenants; at this time the Company is not in compliance with all of those covenants.  The Company is current with all payments in regards to these securities.  The Company is seeking a waiver from the Bank.

Item 4.      Submission of Matters to a Vote of Securities Holders

    On April 14, 2003, the Company held its 2002 Annual Meeting of Shareholders.  There were 5,333,965 shares eligible as of the record date and 4,005,381 shares were represented either in person or by proxy at the meeting.  The following matters were voted on at the meeting:

    (a.)    Proposal to elect the Directors pursuant to management's nominations.  This proposal was approved with 4,004,081 shares voting in favor, 1,300 shares voting against.

    (b.)    Proposal to approve the appointment of J. H. Cohn LLP as the independent public accountants for the corporation for its 2003 fiscal year.  This proposal was approved with 4,003,309 shares voting in favor, 1,000 shares voting against, and 1,072 shares abstaining.

    (c.)    Proposal to approve the Company's 2003 Stock Option Plan.  This proposal was approved with 3,379,489 shares voting in favor, 615,154 shares voting against, and 10,738 shares abstaining.

    (d.)    Proposal to approve the Company's 2003 Employee Stock Purchase Plan.  This proposal was approved with 3,671,537 shares voting in favor, 326,418 shares voting against, and 7,426 shares abstaining.

    (e.)     Proposal to approve the Amendment to the Company's Articles of Incorporation.  This proposal was approved with 3,353,786 shares voting in favor, 619,605 shares voting against, and 31,990 shares abstaining.

Item 5.      Other Information

    The Company moved its San Diego office effective April 7, 2003.  The new address is 5050 Murphy Canyon Road, Suite 200, San Diego, California 92123.  The telephone numbers have remain unchanged.

    At the Annual Board of Directors meeting held on April 14, 2003, the following were elected as Chairman and Officers of the Company:

        David A. Derby                    Chairman
        John M. Burns                      Vice-Chairman
        Clifton L. Cooke, Jr.             President and Chief Executive Officer
        Michael W. Fink                   Secretary and Chief Financial Officer
        Robert A. Babbush               Assistant Secretary

    At the Annual Board of Directors meeting held on April 14, 2003, the following were elected as Chairman and Members of the Board of Directors' Committees:

        Audit Committee:                  Executive Committee:
        John M. Burns, Chairman      David A. Derby, Chairman
        David A. Derby                     John M. Burns
        Thomas A. Page                    Gen. Al Gray
        Kameron W. Maxwell

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

                                                                                                                SYS
                                                                                                            (Registrant)

Date:           May 19, 2003                                                                /s/ Clifton L.Cooke, Jr.
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