Form 10KSB
period 2003-06-30
SYS
filed 2003-09-29
CIK 96057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 000-04169

SYS

(Name of Small Business Issuer in Its charter)

California	95-2467354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5050 Murphy Canyon Road, San Diego, California	92123
(Address of Principal Executive Offices)	(Zip Code)

(858) 715-5500
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value

Preferred Stock, $.50 Par Value

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes   ☒             No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the fiscal year ended June 30, 2003 were $24,767,013.

APPLICABLE TO CORPORATE REGISTRANTS

As of June 30, 2003, the Issuer had issued 5,525,790 shares of Common stock, no par value, no shares of preferred stock, $0.50 par value, and 69,781 shares of Preference Series B stock, $1.00 par value.

The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2003 was $4,814,416 and 2,638,036, respectively.  The total number of non-affiliate shares of Common stock was multiplied by $1.825 per share (the average of the high and low prices of such shares of Common stock on June 30, 2003) to determine the aggregate market value of non-affiliate shares of Common stock set forth above.  (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.)  The approximate total aggregate market value of Common stock, including affiliates, is $10,084,567.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes   ☐    No   ☒.

SYS

FOR FISCAL YEAR ENDED JUNE 30, 2003

FORM 10-KSB ANNUAL REPORT

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

Business of Issuer

The Company provides technical professional services to multiple U.S. government agencies, state governments, and private organizations in the management, information technologies, engineering, finance, and communications industries.  The specific services provided are primarily in the fields of:

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

Description of Business

The Company’s revenues for FY 2003 were $24,767,013, an increase over the previous fiscal year of 47%.  Net loss for FY 2003 was $792,054 compared to net loss of $120,801 in FY 2002.

Enterprise Solutions Division

The Company’s Enterprise Solutions Division is based in Oxnard, California and is adjacent to major Navy activities, which includes the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  This Division performs engineering services, operational analysis and information technology services in support of navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Services include concept development and feasibility studies, design, fabrication, test and evaluation as well as installation and outfitting.  Engineering support includes all aspects of in-service engineering including change proposals for product improvement, as well as the logistics planning and program management planning and execution. Operational analysis and services include a full range of business functions performed both at the Company’s facilities for the analysis and on the customer site for direct support.  Functional areas include public affairs, business process re-engineering, strategic planning and financial management.  Information technology services provide requirements determination and analysis, software development, documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Navy prime Information Technology contractor.  This Division has been in existence for 20 years and had revenue of $13,477,000 and income from operations of $738,000 for FY 2003.  Some of this Division’s major contracts include:

•

The U.S. Navy Underway Replenishment (UNREP) contract has been held by the Company since 1982.  The program provides in-service engineering to the U.S. Navy Fleet.  This cost plus fixed fee contract accounted for about 8% of the Company's revenue in fiscal year 2003.

•

The Management, Planning, Analytical and Administrative (MPAA) contract supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center.  This program provides operational analysis and support such as business process re-engineering, strategic planning, financial management and program management.  The MPAA program has received customer recognition for its high standards of excellence and professionalism.  This cost plus fixed fee contract accounted for about 23% of the Company's revenue in fiscal year 2003.

•

Support services for information technology services through a subcontract in support of the Navy Marine Corps Intranet (NMCI).  This program accounted for about 3% of the Company's revenue in fiscal year 2003.

In addition, the Company provides Electronic Records Management (ERM) services and hazardous materials assessment support.

C4ISR Division

The Company's Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) Division is based in San Diego, California.  This group provides C4ISR system engineering services and solutions, including system architecture design; advanced concept development; advanced technology development and insertion; integrated circuit fabrication and test; system test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support.  The customer base includes SPAWAR Headquarters, SPAWAR Systems Center San Diego, NAVAIR, DARPA, as well as numerous operational commands and other DOD industry partners such as Boeing and British Aerospace Corporation.  The C4ISR personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies. This Division has been in existence for 3 years and had revenue of $5,643,000 and income from operations of $381,000 for FY 2003.  Some of this Division’s major contracts include:

A prime contract with SPAWAR Systems Center's Joint and National Systems Division.  Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, SAIC, and BAE.  Significant efforts include providing system engineering and architecture development for the Joint Strike Fighter, Unmanned Aerial Vehicle, Surveillance and Precision Engagement Programs. This program accounted for about 6% of the Company's revenue in fiscal year 2003.

A subcontract with Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract.  This program accounted for about 13% of the Company's revenue in fiscal year 2003.

Systems Engineering and Management Division

The Company’s Systems Engineering and Management Division is based in Arlington, Virginia with a second office located in Chesapeake, Virginia.  This Division performs Department of Defense Acquisition Program Management, Navy Combat System Safety Engineering, Communications and other Information Technology Engineering and Support Services, Port Engineering for ship equipment installations, and Budgeting and Financial Management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), and the Combat System Operating Sequencing System (CSOSS).   This Division has been in existence for two years and had revenue of $5,047,000 and income from operations of $348,000 for FY 2003.  Some of this Division’s major contracts include:

•

As a subcontractor on the Naval Sea Systems Command’s Professional Support Services Multiple Award Contract (NAVSEA MAC).  This program accounted for about 4% of the Company’s revenue in fiscal year 2003.

•

Technical support to the Battle Force Tactical Training (BFTT) program for Naval Sea Systems Command.  Specifically, the technical support includes safety research, personnel research, design and development of risk management plans and procedures to meet program developmental milestones.

All of the above Divisions

The Company has three contracts from the General Services Administration (GSA).  These three contracts are for Information Technology, Financial Management Services and Professional Engineering Services.  These contracts, which are time and material based, have proven to be a means to develop new customers and they are registered in the GSA Advantage System.  The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies.  The GSA contracts accounted for about 33% of the Company's revenue in fiscal year 2003.

China Lake Division

The Company’s China Lake Division was started during the third quarter of FY 2003.  This division performs business operations support on site at the Naval Air Weapons Center at China Lake, California.  This program accounted for about 2% of the Company’s revenue in fiscal year 2003.  This Division had revenue of $532,000 and income from operations of $69,000 for FY 2003.

Shadow Division

At the beginning of the second quarter, the Company consolidated its Shadow Division into the C4ISR Division. This Division, prior to its consolidation into the C4ISR Division, had combined revenue and income from operations of $68,000 and $4,000, respectively, for FY 2003.

Discontinued Divisions

The Company’s Walk-Up Systems Division was discontinued as of June 30, 2003.  This Division provided automated ticketing kiosks and on-site digital advertising systems. This Division had revenue of $69,000 and loss from operations of $152,000 for FY 2003.

The Company’s Testmasters Division was consolidated into its C4ISR Division after the first quarter of this fiscal year.  While the Testmasters Division was separate from the C4ISR Division, it had revenue of $155,000 and loss from operations of $12,000 for FY 2003.

The Training Division had revenue of $391,000 and loss from operations of $562,000 for FY 2003.

Contract Backlog and Customers

As of June 30, 2003, the Company’s delivery orders and contract tasks backlog were approximately $16,762,000, of which $9,747,000 is funded and $7,015,000 has been ordered, but not funded.  As of June 30, 2002, the delivery orders and contract tasks backlog were approximately $12,132,000, of which $7,888,000 was funded and $4,244,000 had been ordered, but not funded.  The reason the backlog has grown in 2003 is primarily due to the Company’s internal growth and increased orders from the Company’s customers.

The majority of the Company’s total revenues were derived from contracts with the United States Government, principally agencies of the Department of Defense.  Nearly all of these revenues were from contracts with the United States Navy.  Government contracts are not seasonal, however, variations may occur due to funding from time to time.  Although the majority of the Company’s revenues are derived from contracts with the U.S. Navy, these contracts are with various agencies of the Navy and have multiple funding sources such that the Company is not dependent on a single funding source.

Competitive Conditions

Nearly all of the Company’s business is awarded through competitive procurements.  The engineering and management services industry consists of hundreds of companies with which the Company competes and who can provide the same types of services.  Many of the Company’s competitors are larger and have greater financial resources than the Company.  The Company obtains much of its business on the basis of proposals to new and existing customers.  Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

Environmental Laws

The Company primarily provides services to government and industry.  The Company does not manufacture any products at this time.  Therefore, environmental laws have not materially affected the Company.

Employees

The Company had 200 full-time and 44 part-time employees on June 30, 2003, compared to 184 full-time and 43 part-time employees on June 30, 2002.

Available Information

Our internet address is www.systechnologies.com.  We make available free of charge through our internet site our annual reports on Form 10-KSB; quarterly reports on Form 10-QSB; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act”, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Factors and Risks Which May Affect Future Results

Information contained in this Form 10-KSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to the Company.

We depend upon a single customer, the U.S. government, for most of our revenues, and a decrease in its demand for our services might harm our operating results.

A substantial part of our business at the present time is with the U.S. Navy. Even though the level of business with this customer is growing and we have negotiated multiple-year contracts, there is no certainty that budget changes in Congress or the Department of Defense (“DoD”) will not seriously affect us.

Most of our customers are government agencies subject to unique political and budgetary constraints and have special contracting requirements that may affect our ability to obtain new government customers.

Most of our customers are government agencies, principally DoD agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed.

In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate at will the contract without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

Any inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our employees, customer relationships, proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret claims, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property.

Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

The departure of certain key personnel could harm the financial condition of the Company.

Clifton L. Cooke, Jr., Michael W. Fink, Linda E. Gagnon, Edward M. Lake, Kenneth D. Regan and Charles E. Vandeveer, are intimately involved in our business and some have day to day relationships with critical customers. SYS is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

We face numerous competitors.

We have many competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take projects away from us. Some of our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products and services than are available to us.

We must comply with numerous Government Regulations

The Company could become liable for penalties under various procurement rules and regulations.  Changes in government regulations could harm our operating results.  Our business must comply with and is affected by various government regulations.  Among the most significant regulations are:

•

the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	government accounting regulations, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Accuracy of Indirect Billing Rates is critical

The Company's indirect billing rates are approved at least annually by the Defense Contract Audit Agency (DCAA).  These rates can differ from the Company's actual indirect rates.  The Company budgets to have its actual indirect rates as close as possible to its DCAA approved indirect rates at fiscal year end.  If the actual indirect rates at year-end are materially different from the DCAA approved indirect rates, the Company would have to recognize that difference at year-end, which could affect the Company's results of operations.

We Rely on Subcontractors

The Company regularly employs subcontractors to assist us in satisfying our contractual obligations. If these subcontractors fail to adequately perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers.  There is a risk that we may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor.  A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor.  In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default.  A default termination could expose us to liability for excess costs of procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Security Clearances are necessary

If the Company cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer.  Certain government contracts require our facilities and some of our employees, to maintain security clearances.  If we lose or are unable to obtain required security clearances, the client can terminate the contract or decide not to renew it upon its expiration.  As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

Security breaches in sensitive government systems could result in the loss of clients and negative publicity.  Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions.  A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other government clients.

There are risks associated with our planned growth.

We plan to grow the Company’s revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services or technology related companies.  Over the past two years we have hired senior management personnel capable of establishing new business units within the Company.  The San Diego Operations Division was established during FY 2001 and has grown steadily since inception.  The East Coast Operations Division was established during FY 2002 and has also grown steadily since inception.  Both of these divisions were started with no assurance that they would develop into successful business units.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in increased profitability in the future.

Management believes that SYS can grow through the acquisition of other government services or technology related companies as part of a “roll-up” strategy.  The acquisition of other companies is uncertain and contains a variety of business risks, including:  cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization.

We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. Our substantial reliance on our revolving line of credit with Comerica Bank - California imposes certain limitations on us. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.

There are a large number of shares that may be available for future sale, and the sale of these shares may depress the market price of our common stock.

As of June 30, 2003, we had issued 5,525,790 shares of common stock, convertible promissory notes that may be converted into 1,000,000 shares of common stock, 62,950 shares of common stock to be issued to employees pursuant to the Employee Stock Purchase Plan and 252,500 warrants to purchase common stock at a price of one dollar per share. In addition, the Company has issued 811,795 exercisable stock options for the acquisition of shares of common stock at various prices.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts’ reporting on the Company and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.  There are no analysts currently covering the Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of June 30, 2003, a total of 2,184,140 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 34.1% of our stock, including stock options exercisable within 60 days of June 30, 2003; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of June 30, 2003, our executive officers, directors and affiliated persons were the beneficial owners of approximately 59.2% of our common stock, including stock options exercisable within 60 days of June 30, 2003. As a result, our executive officers, directors and affiliated persons will have significant ability to:

• elect or defeat the election of our directors;

• amend or prevent amendment of our articles of incorporation or bylaws;

• effect or prevent a merger, sale of assets or other corporate transaction; and

• control the outcome of any other matter submitted to the shareholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Our common stock is subject to “penny stock” rules.

Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this 10-KSB discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this prospectus. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this 10-KSB, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, and other sections of this 10-KSB.

Item 2.  Description of Property

The business and operations of the Company are now conducted in the following office spaces:

Location	Approx Sq. Feet	Lease Term	Rental
5050 Murphy Canyon Road San Diego, CA 92123	15,000	Expires December 31, 2008	$21,008/mo.

1721 Pacific Avenue Oxnard, CA 93033	10,499	Expires August 31, 2007	$14,311/mo.

2711 Jefferson Davis Highway Arlington, VA 22202	4,693	Expires July 31, 2006	$10,787/mo.

1119 Executive Blvd. Chesapeake, VA 23320	3,545	Expires September 30, 2004	$2,625/mo.

The Company has no real estate investments.

Item 3.  Legal Proceedings

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

The lawsuit lists four causes of action, but the Company is named only in the fourth.  The fourth cause of action is for breach of installment factoring agreements.  The Company believes that the factoring agreements were between the Plaintiffs and UniPrise.  While the Plaintiffs allege that the Company was represented by an agent (Mowry) in these factoring agreements, the Company has received a Declaration from Mowry stating, among other things, “The Factoring Agreements were made by and between Plaintiffs and UniPrise.  SYS was not a party to them, had no knowledge of them, and did not benefit from them”.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on April 14, 2003; the results of that meeting were disclosed as a subsequent event in the Company’s March 29, 2003 10-QSB.  No other matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the final quarter of fiscal year 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)           The Company’s Common Stock is traded in the over-the-counter market.  The ranges of bid and asked quotations during the Company’s two most recent fiscal years are as follows:

Fiscal Year 2002	BID	ASK

First Quarter	$1.25	$1.27
Second Quarter	$1.10	$1.40
Third Quarter	$1.22	$1.40
Fourth Quarter	$1.21	$1.89

Fiscal Year 2003	BID	ASK

First Quarter	$0.90	$1.48
Second Quarter	$1.01	$2.35
Third Quarter	$1.96	$2.75
Fourth Quarter	$1.75	$2.49

The sources of these quotations are stock brokerages that make a market in the Company’s stock, other brokerages representing both bidders and sellers, and bidders, which have made direct contact with the Company.  The brokers have indicated that there has been light trading in the Company’s Common Stock for the past year.

(b)           As of June 30, 2003, there were approximately 433 holders of record of the Company’s Common Stock.

(c)           No cash dividends have been paid on the Company’s Common Stock during the Company’s two most recent fiscal years, and the Company does not intend to pay cash dividends on its Common Stock in the immediate future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Selected Financial Data:

The data that follows summarizes financial information about the Company that is further discussed below:

AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30

(in thousands, except per share data)

	2003	2002

Statements of operations data:
Contract revenues	$24,767	$16,822
Contract costs	20,569	14,190
Gross profit	4,198	2,632
General and administrative expenses	3,524	1,845
Bad debt expense		114
Legal settlement	972
Operating income (loss)	(298)	673
Interest expense, net of interest income	201	145
(Gain) loss on sale and disposition of equipment	27	(6)
Gain on sale of Testmasters	(36)
Income (loss) from continuing operations before income taxes	(490)	534
Income tax provision (benefit) from continuing operations	(170)	37
Income (loss) from continuing operations	(320)	497
(Loss) from discontinued operations (less applicable income tax benefit of $255 and $46)	(472)	(618)
Net (loss)	(792)	(121)
Preference dividends requirements	6	8
Net income (loss) applicable to common stock attributed to continuing operations	$(327)	$489
Net (loss) applicable to common stock attributed to discontinued operations	$(472)	$(618)
Net loss applicable to common stock	$(799)	$(129)
Basic net income (loss) per common share from continuing operations	$(0.06)	$0.12
Basic net (loss) per common share from discontinued operations	$(0.09)	$(0.15)
Basic net (loss) per common share	$(0.15)	$(0.03)
Weighted average shares outstanding	5,179	4,192
Other data:
Cash flow used in operating activities	$421	$565
Cash flow used in investing activities	371	498
Cash flow provided by financing activities	552	1,298
Balance sheet data:
Current assets	$6,597	$5,113
Working capital	3,166	3,452
Total assets	7,671	6,127
Long-term debt, including current portion	1,358	1,599
Stockholders’ equity	3,079	3,100

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including those that relate to bad debts, intangible assets, income tax contingencies, revenue recognition and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  If actual results significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially impaired.

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

The Company provides for an allowance for doubtful accounts based on historical experience.  Since the Company’s primary customer is the U.S. Government, the Company historically has not recorded significant charges for bad debt.  Bad debts are recognized in the period in which they are identified

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions.  If these estimates and assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expenses.

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets.  If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges.  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment on an annual basis.  The Company recorded impairment charges for Goodwill in 2003 of approximately $84,000.

Results of Operations

Fiscal Year 2003 vs. Fiscal Year 2002

Total revenues for 2003 were $24,767,013 compared to $16,821,765 for 2002, an increase of 47%.  The primary reasons for the increased revenue were: $3,274,000 or a 32% increase from the Enterprise Solutions Division, $2,067,000 or 85% increase from the C4ISR Division, $1,700,000 or 51% increase from Systems Engineering and Management Division and $532,000 in revenue from the new China Lake Division.

For the twelve months ended June 30, 2003, the Company’s income (loss) from operations was ($298,000) compared to $673,000 in 2002 and the loss from continuing operations before income taxes was ($490,000) compared to income from continuing operations before income taxes $534,000 in 2002.  The net loss from continuing operations was ($320,000) compared to net income from continuing operations of $497,000 in 2002. The decrease in income from operations and net income in 2003 was due to the following approximate costs: write down of goodwill and a note receivable associated with the acquisition of Shadow Research International, a total of $106,000; acquisition expenses of $352,000 associated with the terminated merger discussions with AP Labs; and litigation settlement of $750,000 and associated legal costs of $222,000.  Losses from discontinued operations were $472,000 and the net loss was $792,000 for the twelve months ended June 30, 2003.  For 2002, the Company had a loss from discontinued operations of $618,000 and a net loss of $121,000.

Substantially all of the Company’s contracts are of the cost reimbursable plus fee or time and material types.  Revenues on both types of contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs or hours incurred to date, bear to total estimated costs or hours, respectively, as specified by each contract.  Contract costs increased to $20,569,000 in 2003 from $14,190,000 in 2002 and general and administrative expenses increased to $3,525,000 in 2003 from $1,845,000 in 2002.  Although contract costs increased 45% in 2003, contract costs as a percentage of revenue were 83% and 84%, respectively, for 2003 and 2002.  The Company’s general and administrative expense increased primarily due to the write down of goodwill and a note receivable associated with the acquisition of Shadow Research International, acquisition expenses of $352,000 associated with the terminated merger discussions with AP Labs and labor and fringe costs from the addition of new personnel.

Basic net loss per common share from continuing operations was ($0.06) in 2003 compared to basic net income per common share from continuing operations of $0.12 in 2002.  Basic net loss per common share from discontinued operations was ($0.09) in 2003 compared to ($0.15) in 2002. The related weighted average number of common shares outstanding was 5,179,398 in 2003 and 4,192,340 in 2002.

Diluted net loss per common share from continuing operations was ($0.06) in 2003 compared to diluted net income per common share from continuing operations of $0.11 in 2002.  Diluted net loss per common share from discontinued operations was ($0.09) in 2003 compared to ($0.12) in 2002. The related weighted average number of common shares outstanding was 5,179,398 in 2003 and 4,875,943 in 2002.

Fiscal Year 2002 vs. Fiscal Year 2001

Total revenues for 2002 were $16,822,000 compared to $10,515,000 for 2001, an increase of 60%.  The primary reasons for the increased revenue were $1,503,000 or a 17% increase from the Enterprise Solutions Division, $1,244,000 or 69% increase from the C4ISR Division and $3,348,000 in revenue from the new Systems Engineering and Management Division.

For the twelve months ended June 30, 2002, the Company’s income from operations was $674,000 compared to $529,000 in 2001 and income from continuing operations before income taxes was $534,000 compared to $426,000 in 2001.  The net income from continuing operations was $497,000 compared to $320,000 in 2001. Although income from operations increased in 2002, the amount of increase was reduced due to the following approximate costs: start up costs of the East Coast Operations ($200,000), non-capitalizable costs associated with software development ($136,000), bad debt expense ($114,000) and higher than anticipated contract and general and administrative costs.  In 2002, the Company had a loss from discontinued operations of $618,000 and a net loss of $121,000.  For 2001, the Company had a loss from discontinued operations of $78,000 and net income of $242,000.

Substantially all of the Company’s contracts are of the cost reimbursable plus fee or time and material types.  Revenues on both types of contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs or hours incurred to date, bear to total estimated costs or hours, respectively, as specified by each contract.  Contract costs increased to $14,190,000 in 2002 from $8,785,000 in 2001 and general and administrative expenses increased to $1,845,000 in 2002 from $1,165,000 in 2001.  Although contract costs increased 62% in 2002, contract costs remained at 84% of revenue for both 2002 and 2001.  The Company’s general and administrative expense increased primarily due to this increase in revenue, legal costs and an increase in administrative personnel in anticipation of the Company’s growth.

Basic net income per common share from continuing operations was $0.12 in 2002 compared to $0.10 in 2001.  Basic net loss per common share from discontinued operations was ($0.15) in 2002 compared to ($0.02) in 2001.  The related weighted average number of common shares outstanding was 4,192,340 in 2002 and 3,307,166 in 2001.

Liquidity and Working Capital

Net working capital was $3,166,000 at June 30, 2003 compared to $3,452,000 at June 30, 2002.  Net working capital is total current assets less total current liabilities.  Contract receivables increased by $1,203,000 during 2003.  This increase was due primarily to the increase in revenue.  Accounts payable increased by $857,000 to $1,399,000 in 2003.  The primary reason for the increased accounts payables is the receipt of several sizable subcontractor invoices at year-end ($512,000) and unpaid legal fees ($205,000).  The Company has a working capital loan and a line of credit with Comerica Bank-California.  The Company had borrowed $500,000 under the working capital loan, of which $263,889 was owed at June 30, 2003.  The working capital loan is fully amortized over three years.  The Company’s line of credit had a balance of $637,589 at June 30, 2003.  The Company also has convertible notes payable of $1,000,000 from the private placement completed during 2002.  The Company used the funds received through the private placement to finance the Company’s growth.  The Company’s net assets decreased by $21,000 in 2003 to $3,079,000.  Net assets is total assets less total liabilities.  Net furniture and equipment increased by

$35,000 in 2003.

The Company’s primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003.  The loan is collateralized by all of the Company’s assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed contract receivables which are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.750% over prime.  As of June 30, 2003, the Company was out of compliance with the covenants on this loan, however, subsequent to year end, the Bank issued a waiver of these requirements for the year ended June 30, 2003 and modified the calculation of certain financial ratios for the duration of this line of credit facility.

The Company also finances a portion of its operations through leases.  At June 30, 2003, the Company had noncancellable operating leases for its offices, which expire at various dates through December 2008.  The Company also leases certain computer and office equipment under capital leases expiring at various dates through September 2006.

Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 2003 totaled $109,280, of which $36,910 relates to the year ending June 30, 2004.

Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of June 30, 2003 totaled $2,812,000, of which $677,519 relates to the year ending June 30, 2004.

Several key factors indicating the Company’s financial condition include:

	June 30, 2003	June 30, 2002
Current ratio	1.92	3.08
Debt to net worth	1.49	.98
Net worth	$3,079,000	$3,100,000
Net working capital	$3,166,000	$3,452,000
Debt to total assets	60%	49%
Book value per common share	$0.57	$0.63

Certain factors that may affect the Company’s financial performance are beyond the Company’s control, such as when the government approves the defense budget and the related funding. The current ratio is derived by dividing total current assets by total current liabilities.  Debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth.  Net worth is total stockholders’ equity.  Net working capital is total current assets less total current liabilities.  Debt to total assets is total liabilities divided by total assets.  Book value per common share is stockholders’ equity related to common shares divided by the number of common shares outstanding at the end of the period.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital requirements through at least the fiscal year ending June 30, 2004.  This assumes that Comerica Bank-California either extends the revolving credit agreement to June 30, 2004 or provides a new credit agreement through that period.  Long-term liquidity depends on the

Company’s ability to manage cash, raise cash and maintain profitability.

Item 7.  Financial Statements

The full text of the Company’s audited consolidated financial statements for the fiscal years ended June 30, 2003 and 2002 begins on page F-1 of this Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

The Company and its management, including Clifton L. Cooke, Jr., the Company’s Chief Executive Officer, and Edward M.Lake, the Company’s Chief Financial Officer, engage in a variety of procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. The Company’s recent rapid growth has outpaced the growth of the Company’s control systems. In connection with our year-end audit, senior management and our Audit Committee have been informed by our independent auditors that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review.

Mr. Cooke and Mr. Lake determined that these material weaknesses, together with certain other deficiencies, if not addressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner.

Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management have dedicated resources and are taking steps to strengthen control processes in order both to identify and rectify the deficiencies and prevent the situations from recurring. To this end, we are taking, or have taken, the following steps:

•      We hired Mr. Edward M. Lake as our Chief Financial Officer effective August 4, 2003;

•      During the fourth quarter, we elected a new independent director to our Board of Directors, Thomas A. Page, who has an extensive financial background and is a member of the Audit Committee;

•      The Audit Committee established a reporting timetable whereby Management must report to the Audit Committee all corrective actions taken and scheduled quarterly updates on the controls and procedures;

•      We implemented procedures to ensure improved monitoring of our IT systems, segregation of duties and documentation for transactional authorization and approvals;

•      Updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures.

As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Cooke and Mr. Lake concluded that the information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, were not effective as of the end of the period in all material respects.

Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

(1)  Robert A. Babbush, age 40, is the Company’s Director of Corporate Administration and was elected Assistant Secretary on April 14, 2003.  He began consulting with the Company in July 2000 and became an employee in October 2000.  Mr. Babbush is responsible for the Human Resources and Facilities functions, in addition to his involvement in operational issues.  From May 1991 to July 2000, Mr. Babbush was Vice President of Corporate Administration at VisiCom, an embedded software developer and designer of video, imaging, graphics and audio boards.  He has knowledge and experience in the areas of organizational development, process improvement, integration of mergers and acquisitions, and managing growth in a manner that creates the necessary infrastructure while retaining an entrepreneurial environment.  Mr. Babbush has a Bachelor’s degree in Business/Economics from UC Santa Barbara, and an MBA in International Business Management from San Diego State.  He also serves as an adjunct faculty member at the University of Phoenix.

(2)  John M. Burns, age 56, was initially elected to the Board of Directors on November 20, 2001 and was re-elected to the Board of Directors on April 14, 2003. Mr. Burns was elected Vice-Chairman of the Board of Directors on April 14, 2003.  Since 1996, Mr. Burns has been the Executive Vice President of Power Partners International, Inc. a power plant development firm. In addition, since 1990, Mr. Burns has been Chairman and Chief Executive Officer of Scripps Ventures, Inc., a San Diego based investment company. Prior to holding these positions, he was a Vice President ofManagement Analysis Company, a $40 million technical and business consulting firm with clients that included Pacific Gas & Electric, San Diego Gas & Electric Company, Merrill Lynch, Raytheon, World Bank, Fulbright & Jaworski, Steptoe & Johnson, U.S. Department of Energy, and the U.S. Environmental Protection Agency. Mr. Burns has also held various positions with San Diego Gas & Electric Company. Mr. Burns currently serves on three boards of directors in addition to SYS, including those of MediCredit, Scripps Ventures and Power Partners. Mr. Burns served in the U.S. Navy, Civil Engineering Corps, from 1969 to 1972. He holds a B.S. degree in Civil Engineering from Worcester Polytechnic Institute and a Juris Doctorate from the University of San Diego. In addition, Mr. Burns has served as a board member or fundraiser for various civic and philanthropic organizations in California and Hawaii.

(3)  Clifton L. Cooke, Jr., age 55, was elected to the Board of Directors on November 20, 2001 and was re-elected to the Board of Directors on April 14, 2003. Mr. Cooke was elected President and Chief Executive Officer on April 14, 2003.  Prior to, Mr. Cooke was the President and Chief Operating Officer of SYS, a position that he has held since January 16, 2002. From 2000 through 2002, Mr. Cooke was self-employed as an independent consultant. Mr. Cooke was Executive Vice President of Titan Corporation, a billion dollar diversified technology company, from 1998 through 2000. Mr. Cooke’s principal responsibility at Titan was to maximize the commercial success of Titan’s defense based technologies. In addition to his corporate responsibilities, Mr. Cooke was the general manager and Chief Executive Officer of the $170 million Titan Technologies Division. From 1988 to 1998, Mr. Cooke was founder and Chief Executive Officer of VisiCom Laboratories, which grew to over $50 million in revenue. VisiCom provides embedded real time products and services to its customers in industry and government.

While at VisiCom, Mr. Cooke was responsible for VisiCom’s acquisition of six small companies that contributed significantly to VisiCom’s revenue growth. Prior to starting VisiCom in 1988, Mr. Cooke was founder and Chief Executive Officer of Advanced Digital Systems (“ADS”). ADS focused on providing engineering services for DoD satellite programs. Mr. Cooke received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

(4)  David A. Derby, age 60, was elected to the Board of Directors on November 20, 2001 and was re-elected to the Board of Directors on April 14, 2003. Mr. Derby was elected Chairman of the Board of Directors on April 14, 2003.  Mr. Derby is an independent business consultant serving New York Stock Exchange and NASDAQ listed public corporations as well as private business ventures and nonprofit service organizations. A founder of Datron Systems Incorporated, Mr. Derby was its president and Chief Executive Officer from 1982 until 1997. From 1997 through 2001, Mr. Derby served as Chairman, President and Chief Executive Officer of Datron Systems. During his tenure, Datron completed two public offerings, made several acquisitions, funded and later sold a new venture, sold a number of product lines and successfully brought to market a line of consumer products derived from military technology. In September 2001, Mr. Derby negotiated the sale of Datron to Titan Corporation through a tax-free exchange of stock. Since 1995, Mr. Derby has served on the board of directors, chaired the audit committee and served on the compensation committee of AML Communications, a wireless communications company headquartered in Camarillo, California. He also is a member of the board of directors of the Corporate Directors Forum, a nonprofit organization dedicated to better corporate governance through better education of directors. In 1996, Mr. Derby joined the board of The Fellowship Center, a residential, social model recovery facility for the treatment of addiction to alcohol and other drugs. He was elected President of that board in 2000. Mr. Derby also provided technical services and training to NASA field engineering personnel in the Canary Islands during NASA’s Gemini Program, served in the U.S. Navy from 1959 to 1962 and studied engineering at California State University, Northridge.

(5)  Michael W. Fink, age 46, is Sr. Vice President, Finance and Contracts at the Corporate offices.  He has been the Corporate Secretary since January 20, 1999.  He was the acting Chief Financial Officer from January 16, 2002 through August 4, 2003.  Mr. Fink joined SYS in July 1995. He is responsible for the financial and contract functions of the Company, including finance, accounting, Securities and Exchange Commission reporting, banking,  contracts and other management areas. He previously held various executive positions at San Diego Aircraft Engineering, Inc. (“SANDAIRE”), an engineering firm specializing in the aerospace and defense industries. Some of SANDAIRE’s major customers include the U.S. Navy, NASA, Lockheed, McDonnell Douglas, Tracor Aviation, Teledyne Ryan Aeronautical and Westinghouse. Mr. Fink received a B.S. degree in Business Administration (Accounting) from San Diego State University (“SDSU”). He has also attended graduate school at SDSU, where he studied mechanical engineering.

(6)  General Alfred (Al) M. Gray, age 74, was elected to the Board of Directors on April 14, 2003.  General Gray, in 1991, retired from the U.S. Marine Corps after 41 years of service and joined Garber International Associates (GIA) as Senior Associate.  He is currently Chairman and CEO.  From 1987 to 1991, General Gray served as a member of the Joint Chiefs of Staff and was the 29th Commandant of the Marine Corps.  In these capacities, General Gray was responsible for the organization, training, equipment, readiness, effectiveness, efficiency and total performance of the Marine Corps.  He served as military advisor to the President, the National Security Council and the Secretary of Defense.  From 1984 to 1987, General Gray was

the Commanding General, Fleet Marine Force, Atlantic, Fleet Marine Force Europe, II Marine Expeditionary Force and Marine Striking Forces Atlantic (NATO).  He enlisted in the Marine Corps in 1950 and achieved the rank of sergeant.  He was commissioned a Second Lieutenant in 1952.  In addition to being a recipient of numerous American military awards, General Gray has also received awards from the Republic of Korea, the Netherlands, Chile, Argentina, Colombia and Brazil.  General Gray holds a B.S. from the State University of New York.  He also attended Lafayette College, the Marine Corps Command and Staff College, Army War College and did graduate work at Syracuse University.  General Gray is the recipient of two honorary Doctor of Law degrees, one from Lafayette College and the other from Monmouth College, and is a recipient of a Doctor of Military Science degree from Norwich University and a Doctor of Strategic Intelligence degree from the Defense Intelligence College.

(7)  Edward M. Lake, age 49, became the Company’s Chief Financial Officer on August 4, 2003.  From September 2002 to March 2003, Mr. Lake was CFO/COO for WIDCOMM, a leading software provider of Bluetooth short-range wireless connectivity solutions.  From April 2001 to September 2003, Mr. Lake had a financial consulting practice representing clients in the software, telecommunications and biotechnology industries.  From December 1999 to April 2001, Mr. Lake was SVP/CFO for Cayenta Inc., a $70 million commercial subsidiary of the Titan Corporation (NYSE:TTN), a billion dollar defense company, providing enterprise software products, systems integration, application hosting and managed services.  From December 1996 to April 1998, Mr. Lake was EVP/CFO and Secretary for Optimay Corporation, a mobile telecommunications software company, which was acquired by Lucent Technologies in 1998.  Previously, Mr. Lake served as EVP/CFO and Secretary for Intelligent Surgical Lasers, Inc., a development stage medical laser company during which time it completed an initial public offering and subsequent merger and VP/CFO for Telesoft, an international software development company that was acquired by a European company.  Mr. Lake received his B.S. in Business Administration (Accounting) from San Diego State University, started his financial career with Coopers & Lybrand and is a CPA.

(8)  Kameron W. Maxwell, Ph.D., age 66, was elected to the Board of Directors on September 21, 1999 and was re-elected to the Board of Directors on April 14, 2003.  Dr. Maxwell is currently a consultant to various biotechnology and contract research companies. From 1958 to 1970, he held various positions in the clinical laboratory and research departments at the Veterans Administration Hospital in Salt Lake City and had a teaching appointment in the Departments of Microbiology and Medice University of Utah College of Medicine. After leaving Salt Lake City in 1970, he took a position with Baxter Travenol’s Hyland Division in Costa Mesa, California. While at Baxter, he held a number of positions in the Research and Development department with the most recent being that of Director. In this position he supervised a large group of scientists and coordinated research within the company and with outside academic collaborators. In 1978, Dr. Maxwell left Baxter and assumed the position of Director of Research and Development at Newport Pharmaceuticals. In this capacity, he was responsible for the research, development and registration of a new chemical entity. From 1982 to 1989, Dr. Maxwell was the president and co-founder of Americal Pharmaceuticals Inc., a company that manufactured, imported and distributed sterile liquid pharmaceutical products. These products were predominately used in the treatment of cancer (generic oncology products) and ophthalmic conditions. Since 1989, Dr. Maxwell has held various positions at Genta Inc., the most recent being that of Sr. Vice President of Pharmaceuticals Operations. Dr. Maxwell has established numerous working relationships with universities and contract service organizations and has researched, developed and marketed numerous products ranging from diagnostics to prescription pharmaceuticals. He is a member of the American Academy of Dermatology, the Regulatory Affairs Professional Society, the American Society for Microbiology, the Drug Information Association, the American Association of Pharmaceutical Scientists, the Controlled Release Society and other scientific and professional organizations. Dr. Maxwell has a Ph.D. in Immunology, Minor, Histology, University of Utah; a M.S. degree for Microbiology, Minor, Parasitology, University of Utah; and a B.S. degree in Bacteriology, University of Utah.

(9)  Thomas A. Page, age 69,  was elected to the Board of Directors on April 14, 2003.  Mr. Page is the former Chairman of the Board of Enova Corporation and San Diego Gas & Electric Company (SDG&E).  Mr. Page joined SDG&E in 1978 as Executive Vice President and Chief Operating Officer. In 1981 he was elected President and Chief Executive Officer and added the Chairmanship in 1983. He held one or more of these positions until his retirement in 1998. Prior to joining SDG&E, Mr. Page held executive positions at Gulf States Utilities in Beaumont, Texas, including Executive Vice President, member of the Board and President of its non-utility business operations. Earlier, he served as Treasurer and Controller of Wisconsin Power and Light in Madison, Wisconsin.  Mr. Page earned his Bachelor of Science degree in Civil Engineering and his Masters in Industrial Administration from Purdue University, where he was awarded a Doctorate in Management in 1994.  He has been licensed as a Certified Public Accountant (“CPA”) and Professional Engineer.  Among his current activities he is an elected member of the Grossmont Union High School District Board of Education and a director of the San Diego Regional Economic Development Corporation.  Mr. Page is Chairman of Cuyamaca Bank, a Director of Leap Wireless International, Targeted Molecules Corp., Metallic Power, and an Advisory Director of Sorrento Ventures, a venture capital firm.

(10)  Charles E. Vandeveer, age 61, was elected to the Board of Directors on March 21, 1997, and was re-elected to the Board of Directors on April 14, 2003.  Mr. Vandeveer is the Company’s Sr. Vice President, Enterprise Solutions Division.  Mr. Vandeveer has held various management, supervisory, administrative and project positions since he joined the Company in 1987.  He is a retired Commander, United States Navy, Supply Corps.  Mr. Vandeveer served as a Director of Naval Supply Centers and Supply Annexes, managing material operations and ship repairable programs.  He was also a Ship Superintendent/Type Desk Officer, responsible for coordinating Naval Shipyard repairs and overhauls.  Mr. Vandeveer has brought his valuable Navy experience to the Company and has put it to work expanding the Company’s presence in the Oxnard area.  He has organized and directed large scale management studies and supervised subcontractors with various firms.  Mr. Vandeveer received his Bachelors degree in Agricultural Industries from Southern Illinois University in 1963.

Certain Other Significant Employees

(11)  Linda E. Gagnon, age 57, is Sr. Vice President, Systems Engineering and Management Division.  Ms. Gagnon joined SYS on May 7, 2001.  Ms. Gagnon is a graduate of Boston’s Chandler School for Women.  Ms. Gagnon started her career with IZOD Ltd as Director of Customer Relations in New York.  In 1976, she joined Consultants and Designers, Inc.  For seventeen years Ms. Gagnon served with the company in various program and project management roles.  In 1993, Ms. Gagnon joined Systems Integration and Research Inc. (SIR) as Division Director in Arlington, Virginia.  Through gradual and steady promotions, Ms. Gagnon was made President of SIR in just five years.  During her tenure, SIR grew from a $7 million in revenue company to $20 million.  Ms. Gagnon’s customer focus has been primarily in the area of program management, budget execution, and resource management supporting U.S. Government agencies.

(12)  Kenneth D. Regan, age 61, is Sr. Vice President, C4ISR Division.  Mr. Regan joined the Company in May 2000.  Prior to joining SYS, Mr. Regan was Corporate VP for Mergers and Acquisitions of Advanced Communication Systems, Inc., following two years as President of Advanced Communication Systems Services (ACSS) Division.  As President of ACSS, he directed and organized the growth of ACSS from a 238 person, $37M annual revenue communications and IT services company to over 1,050 people with an annual revenue of $114M.  Prior to becoming President, he served three months as ACS Corporate Vice President for International Development after retiring as a member of the Senior Executive Service (SES) from the Navy.  During his 32 year career in the Navy RDT&E community, his roles ranged from hands-on engineering to managing a 600 person, $300M Navy R&D technical department.  While President of ACS Services, Mr. Regan played a key role in ACS’ largest single acquisition, and other strategic acquisitions, which lead to assuming Corporate M&A responsibilities.  As VP for International Development, he successfully established multiple international business relationships.  As a Department Head in Navy R&D community for seven years, he successfully directed and expanded a technically excellent, productive organization during a time of reduced budgets and directed mission purification and base closures.  Mr. Regan received his Bachelors Degree in Electronic Engineering from Colorado State University in 1965.

Officers or Directors Resigning or Term Ending in 2003:

Messrs. Kavanau and Newmin did not stand for re-election and therefore their terms ended on April 14, 2003.

Family Relationships and Affiliates:

There are no family relationships among any of the directors and executive officers of the Company.  However, the Company’s President, Clifton Cooke is the brother of Larry Cooke.  Effective June 30, 2003, Larry Cooke purchased the Company’s wholly owned subsidiary, Testmasters from the Company.

The term of office for director runs until the next annual meeting of shareholders and until a successor has been elected and qualified.  The term of office for each executive officer runs until removal by the Board of Directors or election and qualification of his successor.

Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the Common Stock.  Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during fiscal year 2003, its executive officers and directors complied with Section 16(a) requirements.

Item 10.                 Executive Compensation

The following is a table showing the remuneration paid by the Company during its fiscal years ended June 30, 2003 and 2002 for services in all capacities to the CEO and each officer, the sum of whose cash and cash-equivalent forms of remuneration during such years exceeded $100,000, and the remuneration paid during such years to all executive officers as a group (number):

Name and Principal Position	Fiscal Year	Annual Compensation
		Salary	Other
W. Gerald Newmin (1) Chairman, CEO	2003	$116,762	None
Clifton L. Cooke, Jr.(2) President, CEO, COO		$190,757	None
Michael W. Fink (3) Secretary, Sr. Vice President, CFO		$144,308	$26,993
Robert A. Babbush (4) Assistant Secretary		$123,762	None
All Executive Officers (4) as a Group	2003	$575,589	$26,993

W. Gerald Newmin (5) Chairman, CEO	2002	$147,558	None
Clifton L. Cooke, Jr. (6) President, COO		$132,453	None
Michael W. Fink (5) Secretary, Sr. Vice President, CFO		$126,450	None
Linda E. Gagnon Sr. Vice President		$145,080	None
Kenneth D. Regan Sr. Vice President		$128,846	None
Charles E. Vandeveer Sr. Vice President		$136,642	None
All Executive Officers (6) as a Group	2002	$817,029	None

(1) Mr. Newmin did not stand for re-election to the positions of Chairman and CEO and therefore his employment with the Company ended on April 14, 2003.

(2) Mr. Cooke was President and COO through April 14, 2003.  On April 14, 2003, Mr. Cooke became the President and CEO of the Company.

(3) Mr. Fink’s Other Compensation was accrued personal leave that was exchanged for debt owed the Company.

(4) Mr. Babbush became the Company’s Assistant Secretary on April 14, 2003.

(5) Mr. Newmin served as the Company’s CFO through January 16, 2002 and Mr. Fink assumed those duties as of that date.

(6) Mr. Cooke became the Company’s President and COO as of January 16, 2002.

During fiscal year 2003, each Director of the Company (excluding full time executive officers) received stock options for Company common stock (see below for amounts and stock option prices) plus approved expenses per month.  During the last year, the Board of Directors of the Company held nine Board of Director meetings.  Directors serve as chairmen or members of standing committees of the Board of Directors and may meet in these capacities at times other than those designated for meetings of the Board.  Effective July 1, 2000, the Board of Directors approved a compensation plan for the outside directors of the Company.  During the first three quarters of fiscal year 2003 and under the approved compensation plan, each outside director received $1,000 per Board of Director meeting, in cash or common stock.  In addition, each outside director received stock options for 1,000 shares of common stock for each Board of Directors meeting attended by the director.  The outside directors also receive compensation for work performed on committees.  Committee chairmen receive $1,000 and 1,000 stock option per meeting and committee members receive $500 and 500 stock options per meeting.  Effective the beginning of the Company’s fourth quarter, the Board of Directors approved a new compensation plan for the outside directors of the Company.  The new plan pays outside directors in cash on a monthly basis between $1,250 and $3,750 per month, depending on the director’s anticipated workload.  In addition, the outside directors will receive stock options of between 3,750 and 11,250 at the end of each quarter, depending on the director’s anticipated workload.  The stock options will be priced using the closing price of the Company’s common stock on the last trading day of the Company’s quarter.  Director’s that control more then 10% of the Company’s stock have their options priced with a 10% premium.

The following is a list of common stock options granted to directors and officers during the fiscal year ended June 30, 2003:

Name and Title	Grant Date	Number of Shares	Option Price	Expiration Date	% of Total Options Granted to Employees in Fiscal Year
Burns - Director	09/28/02	5,000	$1.18	09/28/05	1.4
Derby - Director	09/28/02	3,000	$1.18	09/28/05	0.8
Kavanau - Former Director	09/28/02	2,000	$1.18	09/28/05	0.6
Maxwell - Director	09/28/02	3,500	$1.18	09/28/05	1.0
Burns - Director	12/28/02	4,000	$1.50	12/28/05	1.1
Derby - Director	12/28/02	3,500	$1.50	12/28/05	1.0
Kavanau - Former Director	12/28/02	2,000	$1.50	12/28/05	0.6
Maxwell - Director	12/28/02	3,000	$1.50	12/28/05	0.8
Burns - Director	03/29/03	2,500	$2.27	03/29/06	0.7
Derby - Director	03/29/03	2,000	$2.27	03/29/06	0.6
Maxwell - Director	03/29/03	2,500	$2.27	03/29/06	0.7
Burns - Director	04/14/03	10,000	$2.30	04/14/06	2.8
Derby - Director	04/14/03	10,000	$2.30	04/14/06	2.8
Gray - Director	04/14/03	25,000	$2.30	04/14/10	6.9
Page - Director	04/14/03	25,000	$2.30	04/14/10	6.9
Burns - Director	06/30/03	7,500	$1.80	06/30/06	2.1
Derby - Director	06/30/03	11,250	$1.80	06/30/06	3.1
Gray - Director	06/30/03	7,500	$1.80	06/30/06	2.1
Maxwell - Director	06/30/03	3,750	$1.80	06/30/06	1.1
Page - Director	06/30/03	3,750	$1.80	06/30/06	1.0
Vandeveer - Director	08/28/02	20,000	$1.25	08/28/07	5.5
Fink - Officer	08/28/02	10,000	$1.25	08/28/07	2.8
Babbush - Officer	08/28/02	10,000	$1.25	08/28/07	2.8

Total options outstanding including warrants is 1,846,350 as of June 30, 2003.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners (as of June 30, 2003) (Source of Information:  Records of the Company’s Transfer Agent, and reports and information available to the Company as disclosed through the Company’s inquiries.)  The following list of common stock holdings does include outstanding stock options exercisable within 60 days of June 30, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock Without Par Value	Clifton L. Cooke, Jr. 3509 Via Loma Vista Escondido, CA 92024	1,226,594(3)	20.5%

	SYS 401(k)/ Employee Stock Ownership Plan(6) 5050 Murphy Canyon Road, Suite 201 San Diego, CA 92123	498,591	9.0%

	Lawrence L. Kavanau Casa de Manana 849 Coast Blvd La Jolla, CA 92037	469,522(4)	8.5%

	W. Gerald Newmin 48 Admiralty Cross Coronado, CA 92118	386,324(5)	6.9%

	Gary L. Fitzhugh 898 Coachway Annapolis, MD 21401	300,000	5.4%

(1)           To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company’s Common Stock, except as set forth herein.

(2)           A total of 5,525,790 shares of Common Stock of the Company has been considered to be issued pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)           The following warrant and convertible note of Mr. Cooke are included in the stock total: (1) warrant which expires on May 4, 2004 for 250,000 shares, exercise price of $1.00 per share; (2) convertible note which may be converted into 200,000 shares, conversion price of $1.00 per share.  Mr. Cooke has a total of 450,000 shares that may be purchased through warrants or convertible notes.  The total shown here includes these warrants and convertible notes.

(4)           The following stock options of Mr. Kavanau are included in the stock total: (1) granted 3/30/2002, 3,000 shares, option price of $1.40 per share, (2) granted 6/30/2002, 2,000 shares, option price of $1.57 per share, (3) granted 9/28/2002, 2,000 shares, option price of $1.18 per share, and (4) granted 12/28/2002, 2,000 shares, option price of $1.50 per share.  Mr. Kavanau has a total of 9,000 shares that may be purchased through stock options.  The total shown here includes these stock options.

(5)           The following stock options of Mr. Newmin are included in the stock total: (1) granted 6/19/02, 100,000 shares of which all shares are vested as of June 30, 2002, option price of $1.29 per share.  Mr. Newmin has a total of 100,000 shares that may be purchased through stock options.  The total shown here includes these stock options.

(6)           The Company’s employees that have shares of stock allocated to their account pursuant to the Employee Stock Option Plan have the right to direct the Trustee of the Plan as to the voting of the Plan’s shares.

(b)           Security Ownership of Management (as of June 30, 2003) (Source of Information:  Records of the Company’s Transfer Agent, and reports and information available to the Company as disclosed through the Company’s inquiries.)  The following list of common stock holdings does include outstanding stock options exercisable within 60 days of June 30, 2003:

Title of Class	Name and Title of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock Without Par Value	Clifton L. Cooke, Jr. (Director, President, CEO)	1,226,594(3)	20.5%

	John M. Burns (Director)	248,036(4)	4.4%

	Charles E. Vandeveer (Director, Sr. Vice President)	229,616(5)	4.1%

	Michael W. Fink (Sr. Vice President, Secretary)	140,780(6)	2.5%

	Thomas A. Page (Director)	105,625(7)	1.9%

	Robert A. Babbush (Assistant Secretary)	78,200(9)	1.4%

	Kameron W. Maxwell (Director)	73,101(8)	1.3%

	David A. Derby (Director)	56,119(10)	1.0%

	Alfred M. Gray, Jr. (Director)	9,375(11)	0.2%

	All Directors and Officers as a Group	2,167,446(12)	34.1%

(1)           To the best knowledge of the Company, each of the beneficial owners listed herein has direct ownership of and sole voting power and sole investment power with respect to the shares of the Company’s Common Stock, except as set forth herein.

(2)           A total of 5,525,790 shares of Common Stock of the Company has been considered to be issued pursuant to SEC Rule 13d-3(d)(1) for purposes of Item 11 of this Form 10-KSB.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)           The following warrant and convertible note of Mr. Cooke are included in the stock total: (1) warrant which expires on May 4, 2004 for 250,000 shares, exercise price of $1.00 per share, (2) convertible note which may be converted into 200,000 shares, conversion price of $1.00 per share.  Mr. Cooke has a total of 450,000 shares that may be purchased through warrants or convertible notes.  The total shown here includes these warrants and convertible notes.

(4)           The following warrants, stock options and convertible notes of Mr. Burns are included in the stock total: (1) granted 11/20/01, 25,000 shares of which 8,857 shares will be vested 60 days after June 30, 2003, option price of $1.23 per share, (2) granted 3/30/02, 5,500 shares, option price of $1.27 per share, (3) granted 6/30/02, 5,500 shares, option price of $1.43 per share, (4) granted 9/28/02, 5,000 shares, option price of $1.18 per share, (5) granted 12/28/02, 4,000 shares, option price of $1.50 per share, (6) granted 3/29/03, 2,500 shares, option price of $2.27 per share, (7) granted 4/14/03, 10,000 shares, option price of $2.30 per share, (8) granted 6/30/03, 7,500 shares, option price of $1.80 per share, (9) warrant which expires on 6/16/06 for 1,250 shares, exercise price of $1.00 per share and (10) convertible notes which may be converted into 62,500 shares, conversion price of $1.00 per share.  Mr. Burns has a total of 112,607 shares that may be purchased through stock options, warrants or convertible notes.  The total shown here includes these stock options, warrants or convertible notes.

(5)           The following stock options of Mr. Vandeveer are included in the stock total: (1) granted 6/19/01, 40,000 shares of which 16,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share and (2) granted 8/28/02, 20,000 shares of which 4,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share.  Mr. Vandeveer has a total of 20,000 shares that may be purchased through stock options.  The total shown here includes these stock options.

(6)           The following stock options of Mr. Fink are included in the stock total: (1) granted 6/19/01, 25,000 shares of which 10,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share and (2) granted 8/28/02, 10,000 shares of which 2,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share.  Mr. Fink has a total of 12,000 shares that may be purchased through stock options.  The total shown here includes these stock options.

(7)           The following stock options and convertible note of Mr. Page are included in the stock total: (1) granted 4/14/03, 25,000 shares of which 1,875 shares will be vested 60 days after June 30, 2003, option price of $2.30 per share, (2) granted 6/30/03, 3,750 shares, option price of $1.80 per share and (3) convertible note which may be converted into 50,000 shares, conversion price of $1.00 per share.  Mr. Page has a total of 55,625 shares that may be purchased through stock options or convertible notes.  The total shown here includes these stock options and convertible notes.

(8)           The following stock options of Mr. Maxwell are included in the stock total: (1) granted 9/1/99, 9,300 shares, option price of $0.625 per share, (2) granted 9/21/99, 25,000 shares of which 19,686 shares will be vested 60 days after June 30, 2003, option price of $1.00 per share, (3) granted 9/30/00, 4,000 shares, option price of $0.88 per share, (4) granted 12/31/00, 1,000 shares, option price of $0.67 per share, (5) granted 3/31/01, 3,000 shares, option price of $0.94 per share, (6) granted 6/30/01, 4,500 shares, option price of $1.13 per share, (7) granted 9/29/01, 2,000 shares, option price of $1.26 per share, (8) granted 12/29/01, 2,000 shares, option price of $1.20 per share, (9) granted 3/30/02, 4,500 shares, option price of $1.27 per share, (10) granted 6/30/02, 6,000 shares, option price of $1.43 per share, (11) granted 9/28/02, 3,500 shares, option price of $1.18 per share, (12) granted 12/28/02, 3,000 shares, option price of $1.50 per share, (13) granted 3/29/03, 2,500 shares, option price of $2.27 per share, (14) granted 6/30/03, 3,750 shares, option price of $1.80 per share.  Mr. Maxwell has a total of 68,736 shares that may be purchased through stock options.  The total shown here includes these stock options.

(9)           The following stock options and convertible note of Mr. Babbush are included in the stock total: (1) granted 10/24/00, 20,000 shares of which 14,000 shares will be vested 60 days after June 30, 2003, option price of $1.00 per share, (2) granted 6/19/01, 20,000 shares of which 8,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share, (3) granted 8/28/02, 10,000 shares of which 2,000 shares will be vested 60 days after June 30, 2003, option price of $1.25 per share, and (3) convertible note which may be converted into 25,000 shares, conversion price of $1.00 per share.  Mr. Babbush has a total of 49,000 shares that may be purchased through stock options or convertible notes.  The total shown here includes these stock options and convertible notes.

(10)         The following stock options of Mr. Derby are included in the stock total: (1) granted 11/20/01, 25,000 shares of which 8,036 shares will be vested 60 days after June 30, 2003, option price of $1.23 per share, (2) granted 3/30/02, 5,500 shares, option price of $1.27 per share, (3) granted 6/30/02, 4,500 shares, option price of $1.43 per share, (4) granted 9/28/02, 3,000 shares, option price of $1.18 per share, (5) granted 12/28/02, 3,500 shares, option price of $1.50 per share, (6) granted 3/29/03, 2,000 shares, option price of $2.27 per share, (7) granted 4/14/03, 10,000 shares, option price of $2.30 per share, (8) granted 6/30/03, 11,250 shares, option price of $1.80 per share.  Mr. Derby has a total of 47,786 shares that may be purchased through stock options.  The total shown here includes these stock options.

(11)         The following stock options of Mr. Gray are included in the stock total: (1) granted 4/14/03, 25,000 shares of which 1,875 shares will be vested 60 days after June 30, 2003, option price of $2.30 per share, and (2) granted 6/30/03, 7,500 shares, option price of $1.80 per share.  Mr. Gray has a total of 9,375 shares that may be purchased through stock options.  The total shown here includes these stock options.

(12)         Current officers and directors hold a total of 825,129 stock options, warrants and convertible notes that are currently or will be vested within 60 days after June 30, 2003. The total shown here includes these stock options.

No director or officer of the Company is the beneficial owner of any shares of the Company’s Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock, $1.00 par value, except for Mr. Babbush, the Company’s Assistant Secretary.  Mr. Babbush owns 1,056 shares, which is 1.5% of the outstanding preference stock.

(c)           Changes in Control.  None

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,656,800	$1.21	2,326,300
Equity compensation plans not approved by security holders	0	0	0
Total	1,656,800	$1.21	2,326,300

The above table includes options and rights associated with the Company’s 1997 and 2003 Stock Option Plans and 2003 Employee Stock Purchase Plan (ESPP).  Subsequent to year end, the Board of Directors passed a resolution reducing the number of shares that may be issued pursuant to the ESPP from 1,000,000 to 100,000.

Item 12.                 Certain Relationships and Related Transactions.

During the year ended June 30, 2003, the Board of Directors granted stock purchase options to the outside directors exercisable at various prices per share.  Some of these purchase options contain certain buyback provisions which become effective in the event of termination of directorship.

The Company’s President, Clifton Cooke is the brother of Larry Cooke, President of the Company’s wholly owned subsidiary, Testmasters.  Effective June 30, 2003, Larry Cooke purchased Testmasters from the Company.  Included in the purchase of Testmasters was the Company’s Training Division.  Testmasters and Training had combined revenue and loss from operations of $546,000 and ($574,000), respectively, for 2003.

With regards to all transactions disclosed in this section, the Company did not incur any expenses, discounts, commissions or finders’ fees.  These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and are therefore exempt from Section 5 of the same Act.

Item 13.                 Exhibits, Lists and Reports on Form 8-K

(a)           Exhibits

2.1           Certificate of Ownership filed with the California Secretary of State on November 28, 1979, filed as Exhibit 2.1 to the Company’s Form 10-K for the fiscal year ended June 30, 1979, and incorporated by this reference.

2.2           Certificate of Ownership filed with the California Secretary of State on March 18, 1985, incident to change of name of the Company, filed as Exhibit 3.6 to this Company’s Form 10-K for the fiscal year ended June 30, 1985, and incorporated by this reference

3(i)          Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference.

3(ii)         Bylaws of SYS filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference.

4.1           Certificate of Determination of Preferences of Preferred Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on July 28, 1968, filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

4.2           Certificate of Determination of Preferences of Preference Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on December 27, 1968, filed as Exhibit 3.3 to the Company’s Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

4.3           Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by the Company with the California Secretary of State on August 15, 1996, and included in Exhibit 3(i).

10.1         SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.

10.2         SYS 2003 Stock Option Plan filed as an Attachment to the Company’s Proxy Statement filed on March 7, 2003, and incorporated by this reference.

10.3         SYS 2003 Employee Stock Purchase Plan filed as an Attachment to the Company’s Proxy Statement filed on March 7, 2003, and incorporated by this reference.

31.1         Certification of Chief Executive Officer.

31.2         Certification of Chief Financial Officer.

32.1         Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On December 26, 2002, the Company filed an 8-K announcing it had entered into a Letter of Intent with Sierra Genoa, Inc. and Mr. John M. Goode, the holders of approximately 80% of the outstanding shares of AP Labs, Inc. to acquire all of their shares of AP Labs.

Item 14.                 Principal Accountants Fees and Services

Information regarding Principal Accountant Fees and Services will be in the definitive proxy statement of the Company to be filed within 180 days of June 30, 2003 and is incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By:	/s/ Clifton L. Cooke, Jr.	Date:	9/29/03
CLIFTON L. COOKE, JR.
President and Chief Executive Officer

By:	/s/ Edward M. Lake	Date:	9/29/03
EDWARD M. LAKE
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David A. Derby	Date:	9/29/03
DAVID A. DERBY
Chairman

By:	/s/ John M. Burns	Date:	9/29/03
JOHN M. BURNS
Director

By:	/s/ Clifton L. Cooke, Jr.	Date:	9/29/03
CLIFTON L. COOKE, JR.
Director

By:	/s/ Alfred M. Gray, Jr.	Date:	9/29/03
ALFRED M. GRAY, JR.
Director

By:	/s/ Kameron W. Maxwell	Date:	9/29/03
KAMERON W. MAXWELL
Director

By:	/s/ Thomas A. Page	Date:	9/29/03
THOMAS A. PAGE
Director

By:	/s/ Charles E. Vandeveer	Date:	9/29/03
CHARLES E. VANDEVEER
Director

SYS AND SUBSIDIARIES

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2003 AND 2002

SYS AND SUBSIDIARIES

*            *            *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders

SYS

We have audited the accompanying consolidated balance sheets of SYS and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYS and Subsidiaries as of June 30, 2003 and 2002, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
J.H. Cohn LLP

San Diego, California
August 26, 2003, except for
Note 4 which is as of September 22, 2003

SYS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

	2003	2002
ASSETS

Current assets:
Cash	$19,214	$259,715
Contract receivables, net of allowance for doubtful accounts of $28,211 and $26,000	5,649,618	4,446,449
Receivable from related party		22,190
Prepaid expenses	71,086	97,236
Deferred tax assets	301,900	122,500
Income tax refunds receivable	477,378	164,618
Other current assets	77,617
Total current assets	6,596,813	5,112,708

Furniture and equipment, less accumulated depreciation and amortization of $937,116 and $857,334	737,654	702,623
Capitalized software, net of accumulated amortization of $17,224 in 2003	85,315	102,539
Goodwill		83,600
Deferred tax assets	13,500
Other assets	237,415	125,600

Totals	$7,670,697	$6,127,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings under bank line of credit	$637,589
Current portion of working capital loan	166,667	$180,600
Accounts payable	1,398,528	542,074
Accrued payroll and related taxes	931,800	823,144
Other accrued liabilities	265,986	62,715
Current portion of related party note payable		11,195
Current portion of capital lease obligations	30,200	40,490
Total current liabilities	3,430,770	1,660,218

Working capital loan, net of current portion	97,222	263,844
Convertible notes payable	637,500	450,000
Convertible notes payable to related parties	362,500	550,000
Capital lease obligations, net of current portion	63,587	102,677
Total liabilities	4,591,579	3,026,739

Commitments and contingencies

Stockholders’ equity:
4% convertible preferred stock, $.50 par value; 250,000 shares authorized; none issued or outstanding
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 Series B shares issued and outstanding	69,781	69,781
Common stock, no par value; 48,000,000 shares authorized; 5,525,790 and 4,916,370 shares issued	2,907,842	2,078,771
Common stock subscriptions receivable from company officers for 90,000 shares		(63,900)
Common stock to be issued for accrued liability	81,900
Common stock held in treasury, at cost, 108,875 shares	(197,750)
Retained earnings	217,345	1,015,679
Total stockholders’ equity	3,079,118	3,100,331

Totals	$7,670,697	$6,127,070

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

Contract revenues	$24,767,013	$16,821,765

Costs and expenses:
Contract costs	20,568,558	14,189,637
General and administrative expenses	3,524,657	1,844,805
Bad debt expense		113,755
Legal settlement	972,118
Totals	25,065,333	16,148,197

Income (loss) from operations	(298,320)	673,568

Other (income) expense:
Interest income	(7,751)	(32,311)
Interest expense	208,786	177,332
(Gain) loss on sale and disposition of equipment	26,721	(5,850)
Gain on sale of Testmasters	(35,613)
Totals	192,143	139,171

Income (loss) from continuing operations before income taxes	(490,463)	534,397

Income tax provision (benefit) from continuing operations	(170,000)	37,000

Income (loss) from continuing operations	(320,463)	497,397

(Loss) from discontinued operations (less applicable income tax benefit of $254,700 and $46,000)	(471,591)	(618,198)

Net (loss)	$(792,054)	$(120,801)

Income (loss) from continuing operations	(320,463)	497,397

Preference dividends requirements	6,280	8,201

Net income (loss) applicable to common stock attributed to continuing operations	(326,743)	489,196

Net (loss) applicable to common stock attributed to discontinued operations	(471,591)	(618,198)

Net (loss) applicable to common stock	$(798,334)	$(129,002)

Basic net income (loss) per common share from continuing operations	$(0.06)	$0.12
Basic net (loss) per common share from discontinued operations	$(0.09)	$(0.15)
Basic net (loss) per common share	$(0.15)	$(0.03)

Diluted net income (loss) per common share from continuing operations	$(0.06)	$0.11
Diluted net (loss) per common share from discontinued operations	$(0.09)	$(0.12)
Diluted net (loss) per common share	$(0.15)	$(0.01)

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2003 AND 2002

	Convertible Preferred Stock		Series B Preference Stock		Common Stock		Unearned ESOP Compensation	Common Stock Subscription Receivable	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, July 1, 2001	110,000	$55,000	69,781	$69,781	3,362,732	$662,732	$(53,308)		$1,144,681	$1,878,886

Cash dividends on 4% convertible preferred stock									(1,921)	(1,921)

Cash dividends on 9% Series B preference stock									(6,280)	(6,280)

Common stock sold for cash through private placement, net of selling expenses of $114,412					1,000,000	885,588				885,588

Shares issued to ESOP					84,229	93,461				93,461

Common stock issued upon conversion of preferred stock	(110,000)	(55,000)			22,360	22,357				(32,643)

Release of 53,308 ESOP shares for compensation							53,308			53,308

Stock issued to directors for compensation					11,904	14,999				14,999

Stock issued upon exercise of stock options for cash and notes receivable					135,145	99,634		$(63,900)		35,734

Stock issued for acquisition of business					300,000	300,000				300,000

Net loss									(120,801)	(120,801)

Balance, June 30, 2002			69,781	69,781	4,916,370	2,078,771		(63,900)	1,015,679	3,100,331

	Series B Preference Stock		Common Stock		Common Stock to be Issued for Accrued	Common Stock Subscription	Common Stock Held in	Retained
	Shares	Amount	Shares	Amount	Liability	Receivable	Treasury	Earnings	Total

Balance, July 1, 2002	69,781	$69,781	4,916,370	2,078,771		(63,900)		1,015,679	3,100,331

Cash dividends on 9% Series B preference stock								(6,280)	(6,280)

Repayment of common stock subscription receivable						63,900			63,900

Shares issued to ESOP			54,443	72,954					72,954

Stock issued for legal settlement			261,552	518,100					518,100

Stock issued upon exercise of stock options			302,300	229,350					229,350

Company common stock received for the exercise of stock options			(8,875)				$(17,750)		(17,750)

Compensation expense on employee options				8,667					8,667

41,325 shares of common stock to be issued for accrued liability related to legal settlement					81,900				81,900

100,000 shares of Company common stock received in Testmasters transaction							(180,000)		(180,000)

Net loss								(792,054)	(792,054)

Balance, June 30, 2003	69,781	$69,781	5,525,790	$2,907,842	$81,900	$—	$(197,750)	$217,345	$3,079,118

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Operating activities:
Net loss	$(792,054)	$(120,801)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations	471,591	618,198
Depreciation and amortization	243,221	180,865
Bad debt expense		113,755
(Gain) loss on sale and disposition of equipment	26,721	(5,850)
Issuance of common stock for services		14,999
Accretion of debt discount	54,400	64,800
Issuance and release of ESOP shares for compensation	72,954	146,769
Deferred income taxes	(192,900)	(41,500)
Write-off of notes receivable, including accrued interest		16,588
Bonus expense in lieu of cash paid for exercise of stock option	14,200
Stock issued or to be issued for legal settlement	600,000
Goodwill impairment loss	83,600
Gain on sale of Testmasters	(35,613)
Compensation expense for issuance of stock options	8,667
Changes in operating assets and liabilities:
Contract receivables	(1,361,555)	(1,727,159)
Other receivables		(40,068)
Income tax refunds receivable	(312,760)	(257,462)
Other current assets	(49,044)	(7,068)
Other assets	(111,815)	(22,486)
Accounts payable	859,064	394,193
Accrued payroll and related taxes	147,922	278,365
Other accrued liabilities	203,271	30,794
Net cash used in operating activities of continuing operations	(70,130)	(363,068)
Net cash used in discontinued operations	(351,041)	(201,832)
Net cash used in operating activities	(421,171)	(564,900)

Investing activities:
Acquisition of furniture and equipment	(371,193)	(376,995)
Proceeds from sale of equipment		2,430
Cash received from the purchase of business, net of acquisition costs		131,400
Capitalization of software costs		(254,587)
Net cash used in investing activities	(371,193)	(497,752)

Financing activities:
Net line of credit and working capital loan borrowings (payments)	577,034	(275,683)
Payments of related party note payable	(74,595)	(84,405)
Payments of notes payable	(111,000)	(76,153)
Payments of capital lease obligations	(49,380)	(41,371)
Payments of dividends	(6,280)	(8,201)
Payment of subscription receivables	18,684
Proceeds from convertible notes payable, net		894,966
Cash paid upon conversion of preferred stock		(32,643)
Proceeds from stock options exercised	197,400	35,734
Proceeds from other issuances of common stock, net		885,588
Net cash provided by financing activities	551,863	1,297,832

Net increase (decrease) in cash	(240,501)	235,180

Cash, beginning of year	259,715	24,535

Cash, end of year	$19,214	$259,715
Supplemental disclosure of cash flow data:
Interest paid	$159,262	$179,808

Income taxes paid	$80,959	$381,488

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease obligations		$108,978

Common stock issued upon conversion of preferred stock		$22,357

Common stock issued upon exercise of stock options in exchange for notes receivable from company officers		$63,900

Exercise of stock options exchanged for 8,875 shares of the Company’s common stock	$17,750

Offset receivable against accrued compensation	$45,216

Sale of Testmasters and training divisions in exchange for Company common stock	$144,387

See Notes to Consolidated Financial Statements.

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

Testmasters, Inc. (“Testmasters”) was a subsidiary acquired in 2001 that specializes in establishing and deploying effective software testing methodologies and disciplines (see Note 16).

Shadow Research International, Inc. (“Shadow”) is a subsidiary acquired in 2002 that was a technology-based consulting services organization.  The Company consolidated the work being performed by Shadow into its C4ISR Division as of the beginning of its second quarter of 2003.

Principles of consolidation:

The consolidated financial statements include the accounts of SYS and its wholly-owned subsidiaries, Testmasters (sold effective June 30, 2003) and Shadow (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition:

Generally, revenues are derived from contracts with agencies of the U.S. Government.  An insignificant amount of revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion.  Revenues on cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs or hours incurred to date bear to total estimated costs or hours, respectively, as specified by each contract.  Revenues on time-and-materials contracts are recorded based on hours incurred, extended at contract rates plus material expenses and other direct costs incurred. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the “DCAA”) before final acceptance.  Revenues have been recorded at amounts expected to be realized upon final settlement.  Anticipated contract losses are recognized in the period in which they are identified.

Software development costs:

During 2003, and during the development stage of internal use software the Company decided to market and sell this software to external customers and therefore adopted Statement of Financial Accounting Standards ("SFAS No. 86") Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" which requires software development costs to be capitalized upon the establishment of technological feasibility.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  Capitalizable software development costs are amortized using the straight-line method over five years.

Furniture and equipment:

Furniture and equipment are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  Furniture and equipment include assets under capital leases with a cost of $247,241 and $268,700 and accumulated amortization of $164,684 and $136,400 at June 30, 2003 and 2002, respectively.

Impairment of long-lived assets:

Impairment losses on long-lived assets with definitive lives are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable.  Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.  During the fourth quarter of 2002, the Company did not believe that there were sufficient projected cash flows or alternative future uses to support the net book value of all of the costs that had been capitalized related to software developed for sale to customers and all of the costs that had been capitalized related to software developed for internal use by Testmasters. As a result, the Company wrote off $406,070 of capitalized software costs as of June 30, 2002, which has been included as part of discontinued operations.

Goodwill:

Goodwill is comprised of costs in excess of net assets of the business of Shadow which was acquired in March 2002. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized. Instead, such assets are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that must be made at least annually. During 2003, the Company reviewed their reporting unit Shadow and determined this unit was no longer going to generate future net cash flows, therefore the Company considered the net book value of the goodwill of Shadow to be impaired.  As a result, the Company wrote off $83,600 of goodwill during 2003.

Stock based compensation:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock (the intrinsic value method). Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value.  In addition, no compensation cost has been recognized for the Company’s employee stock purchase plan (see Note 9). The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), of net income or loss as if a fair value based method of accounting for stock options and the Company’s employee stock purchase plan had been applied.

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

Income (loss) per common share:

Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted income (loss) per common share is similar to that of basic income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable, preferred stock and the exercise of stock options and warrants, were issued during the period.

Income (loss) per common share (concluded):

The following table summarizes the calculation of basic income (loss) per common share for each period:

	2003	2002

Numerators:
Net loss from discontinued operations	$(471,591)	$(618,198)
Net income (loss) from continuing operations (A)	(320,463)	497,397

Deduct preference dividend requirements applicable to continuing operations	6,280	8,201

Net income (loss) applicable to common stock (B) from continuing operations	$(326,743)	$489,196
Net loss applicable to common stock from (C) discontinued operations	$(471,591)	$(618,198)

Denominators:
Weighted average shares for basic net income (loss) per common share (D)	5,179,398	4,192,340

Add effects of dilutive securities from assumed exercise of stock options and warrants and application of treasury stock method		266,936
Add effects of the conversion of the Company’s convertible promissory notes		416,667
Weighted average shares for diluted net income (loss) per common share (E)	5,179,398	4,875,943
Basic net income (loss) per common share (B÷D) from continuing operations	$(0.06)	$0.12
Basic net loss per common share (C÷D) from discontinued operations	$(0.09)	$(0.15)
Basic net (loss) per common share	$(0.15)	$(0.03)
Diluted net income (loss) per common* share (B÷E) from continuing operations	$(0.06)	$0.11
Diluted net loss per common share (C÷E) from discontinued operations*	$(0.09)	$(0.12)
Diluted net (loss) per common share	$(0.15)	$(0.01)

* For 2002, the numerator includes an add back of approximately $30,000 for the interest associated with the convertible notes, net of tax.

For 2003, dilutive loss per share was equal to basic loss per share due to the Company’s losses. The Company’s convertible promissory notes that may be converted into 1,000,000 shares of common stock, 1,593,850 options to purchase common stock and 252,500 warrants to purchase common stock, however, could potentially dilute earnings per share in the future.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recent accounting pronouncements:

The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2003 and 2002, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Reclassifications:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.  This includes discontinued operations and deferred taxes.

Note 2 - Significant concentrations of credit risk:

The Company grants credit to customers.  Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution.  As of June 30, 2003, cash balances did not exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000.  Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

On a periodic basis, the Company evaluates its contract receivables and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current rate considerations. At June 30, 2003, management determined that the allowance for doubtful accounts was adequate to cover possible losses.

Note 3 - Contract receivables:

Contract receivables consist of the following at June 30, 2003 and 2002:

	2003	2002

Amounts billed, less allowance for doubtful accounts of $7,000	$4,287,031	$2,945,922
Recoverable costs and accrued profit on progress completed - not billed	659,101	830,001
Retentions, due upon completion of contracts	155,110	183,099
Recoverable costs subject to closure of contracts - not billed, less allowance for for doubtful accounts of $21,211 and $19,000	548,376	487,427

Totals	$5,649,618	$4,446,449

At June 30, 2003, recoverable costs and accrued profit on progress completed - not billed consisted of amounts billed subsequent to year-end.  The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and acceptance by the customer; based on the Company’s experience with similar contracts in recent years, the balances at June 30, 2003 are expected to be collected in fiscal 2004 and 2005.  As of June 30, 2003 and 2002, the Company had advances of approximately $114,000 and $41,000, respectively, on cost-reimbursement contracts.

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

Note 4 - Line of credit and working capital loan:

At June 30, 2003, the Company had an outstanding balance of $637,589 under a revolving line of credit provided by a bank which allows for maximum borrowings of $1,500,000 until it expires on December 28, 2003.  The borrowings under the line of credit are limited to 80% of qualifying contract receivables, are collateralized by substantially all of the assets of the Company, as defined, and bear interest at .75% above the prime rate (an effective rate of 4.75% at June 30, 2003).  Among other things the terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. Although the Company was not in compliance with certain reporting requirements and certain financial ratios under the agreement, on September 22, 2003, the bank issued a waiver of these requirements for the year ended June 30, 2003 and modified certain financial ratios for the duration of the line of credit.

At June 30, 2003, the Company had an outstanding balance of $263,889 under a $500,000 working capital loan provided by the same bank which expires on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and also bears interest at 0.75% above the prime rate.  Principal amounts due under the loan in years subsequent to June 30, 2003 are as follows:

Fiscal Year Ending	Amount

2004	$166,667
2005	97,222

Total	$263,889

Note 5 - Notes payable to related and unrelated parties:

The Company had a note payable to a related party with an outstanding principal balance of $150,000 as of June 30, 2001.  This note, as amended, bears interest at 10% and matures on October 15, 2003.  As additional consideration, the noteholder was granted warrants to purchase 250,000 shares of common stock at a price of $1.00 per share, the market value of the Company’s common stock at the grant date. The warrants vested immediately and expire 30 days after October 15, 2003. The warrants had a fair value of $130,000 as of the date of issuance; accordingly, the Company discounted the note by $130,000 and is accreting the discount on a straight-line basis over the term of the note.  The Company recognized $54,400 and $64,800 of additional interest expense in 2003 and 2002, respectively, related to the accretion of this debt discount. The Company paid $74,595 of principal on the note in 2003.

During 2002, the Company issued three year convertible notes payable in exchange for cash to related and unrelated parties.  The notes bear interest at an annual rate of 10%, mature on various dates starting November 8, 2004 and are unsecured.  Each note has a conversion feature whereby the noteholder can convert at any time the unpaid principal balance at the rate of $1.00 per share into the Company’s common stock.  The Company has deferred approximately $105,000 of expenses associated with these notes payable, which are included in other assets and are being amortized on a straight-line basis over three years. As of June 30, 2003, the total principal balance of the convertible notes payable to related parties amounted to $362,500 and the total owed to unrelated parties amounted to $637,500.

Note 6 - Leases:

The Company has noncancelable operating leases for its offices which expire at various dates through December 2008. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense under all operating leases totaled $685,291 and $517,300 in 2003 and 2002, respectively.

The Company also leased certain computer equipment under capital leases which expire in September 2006.

Annual future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more are as follows:

	Operating Leases	Capital Leases

2004	$677,519	$36,910
2005	596,071	36,910
2006	590,425	28,368
2007	474,117	7,092
2008	324,171
Thereafter	149,708

Totals	$2,812,011	109,280

Less amounts representing interest		15,493

Present value of minimum lease payments		93,787
Less current portion		30,200

Long-term portion		$63,587

Note 7 - Stockholders’ equity:

Preferred stock:

The Company is authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which none have been issued or are outstanding at June 30, 2003.  Cumulative dividends on such shares are payable at the annual rate of 4%.  On May 15, 2002, the Company called all of the outstanding shares of preferred stock at the par value of $0.50 per share with an option to convert to common stock. As a result, the Company issued 22,360 shares of common stock and paid $32,643 to redeem the 110,000 shares of preferred stock.

Cash dividends paid on the preferred stock totaled $1,921 in 2002.

Preference stock:

The Company is authorized to issue up to 2,000,000 shares of preference stock, of which 139,561 shares were designated as Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value) and issued in 1996.  Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock.  Each share of preference stock, without any cumulative dividends, had been convertible into two shares of common stock until a maximum of 139,561 common shares had been issued upon conversion of 69,781 shares of preference stock.  The maximum number of common shares was issued on conversion prior to 2001.  A total of 69,781 shares of nonconvertible preference stock remained outstanding as of June 30, 2003 and 2002. Cash dividends paid on the preference stock totaled $6,280 in both 2003 and 2002.  In the event of the Company’s liquidation, the holders of the preference stock are entitled to $1.00 per share plus all accumulated and unpaid dividends.

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

Stock options and stock subscription receivable:

During 2002, the Company received $35,734 in cash and $63,900 in related party notes receivable as a result of the exercise of stock options. These notes were paid in full as of June 30, 2003.

During 2003, the Company received $197,400 in cash for the exercise of stock options.

Stock option plans:

On August 20, 1996, the Company’s Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the “old Plan”), which was modified and ratified by the Company’s stockholders during 1998.  The old Plan provided for grants by the Board of Directors of incentive stock options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants.  On April 14, 2003, the 1997 stock option plan was terminated.

On February 21, 2003, the Company’s Board of Directors adopted the SYS 2003 Stock Option Plan (the “Plan”), which, was approved by the Company’s stockholders during the 2002 annual stockholders’ meeting on April 14, 2003.  The Plan provides for grants by the Board of Directors of incentive stock options to employees and grants of Non-Qualified Options to directors and consultants.  The total amount of common stock reserved for issuance under the Plan is 1,500,000 shares.  At June 30, 2003, the Company was authorized to grant stock options for the purchase of 1,389,250 shares of common stock.

The following table summarizes certain information regarding stock options issued under the Plan and warrants issued at June 30, 2003 and 2002:

	2003		2002
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price

Balance outstanding at beginning of year	1,689,200	$1.01	1,640,345	$0.94

Granted	522,750	$1.45	222,500	$1.29

Exercised	(302,300)	$0.76	(135,145)	$0.74

Cancelled	(63,300)	$1.10	(38,500)	$0.76

Balance outstanding at end of year	1,846,350	$1.17	1,689,200	$1.01

Price range at end of year	$0.47 to $2.30		$0.47 to $1.57

Weighted average fair value of 489,750 and 222,500 options and warrants granted during the year with an exercise price equal to the market price at the date of grant	$0.81		$0.33

Weighted average fair value of 33,000 options granted during the year with an exercise price less than the market price at the date of grant	$0.91

The following table summarizes information about stock options and warrants outstanding at June 30, 2003, all of which were at fixed prices:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.47 - $0.68	51,900	0.74 Years	$0.60	51,900	$0.60
$0.71 - $0.97	34,000	0.84 Years	$0.81	28,600	$0.82
$1.00 - $2.30	1,760,450	2.56 Years	$1.20	983,795	$1.15

	1,846,350			1,064,295

Since the Company has adopted the disclosure-only provisions of SFAS 123 and most of the stock options granted to its employees were granted at the fair market value on the date of grant, compensation cost amounting to $8,667 for stock options issued below fair market value was recognized in the accompanying consolidated financial statements.  Had compensation cost been determined based on the fair value at the grant date for all awards to employees consistent with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been increased to the pro forma amounts set forth below:

	2003	2002

Net loss - as reported	$(792,054)	$(120,801)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(382,868)	(198,161)

Net loss - pro forma	$(1,174,922)	$(318,962)

Basic loss per common share:
As reported	$(0.15)	$(0.03)
Pro forma	$(0.23)	$(0.08)
Diluted loss per common share:
As reported	$(0.15)	$(0.01)
Pro forma	$(0.24)	$(0.07)

The fair value of each option granted and employee stock purchases were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2003 and 2002:

	2003	2002

Dividend yield	0%	0%
Expected volatility	62%	19%
Risk-free interest rate	2.9%	4.9%
Expected lives	6 months to 7 years	3 to 5 years

Note 8 - Employee stock ownership plan (“ESOP”):

The Employee Stock Ownership Plan was established in July 1999 and restated effective July 2001.  A contribution is given to each eligible employee; to be eligible, an employee must be 21 years of age and have been employed by the Company for at least 90 days.  The Board of Directors of SYS elected to provide a 3% fully vested contribution to all eligible employees in 2003 and 2002, which allows the plan to use the “safe harbor” provisions of the Internal Revenue Code.  At the end of each year, the Company’s contribution is allocated to the eligible employees.  The Company’s contribution to the ESOP is paid in cash and common stock. In accordance with the Plan, an independent appraiser values the common stock at the end of each plan year for purposes of determining the number of shares to be contributed.

During 2003 and 2002, the Company made contributions in common stock and cash to the ESOP totaling approximately $414,000 and $282,000, which was charged to compensation expense. The amount contributed is paid by cash or issuing the Company’s common stock. As of June 30, 2003, the Company had a liability of approximately $84,000 to the ESOP. Subsequent to the balance sheet date, the Company issued shares of common stock and contributed cash to relieve the liability.

Note 9 - Employee stock purchase plan:

During 2003, the Board of Directors approved the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company.  The Purchase Plan provides for enrollment on the first day of a six month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock.  The exercise date of the Purchase Plan shall be the last day of the six month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.  As of June 30, 2003, the Company had a liability of $96,343 for the issuance of approximately 62,950 shares of common stock. Pursuant to APB 25, no compensation expense was recorded or recognized in 2003.  For purposes of FAS 123, the weighted average fair value per common share issued under the Purchase Plan was $.90 during 2003.

Note 10- Income taxes:

The provision (benefit) for income taxes in 2003 and 2002 consists of the following:

	2003	2002
Current:
Federal	$(231,800)	$23,500
State		9,000
Totals	(231,800)	32,500

Deferred:
Federal	(135,500)	(30,000)
State	(57,400)	(11,500)
Totals	(192,900)	(41,500)

Totals	$(424,700)	$(9,000)

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2003 and 2002 are shown below:

	2003	2002
Deferred tax assets:
Accrued vacation and allowance for doubtful accounts	$216,700	$161,200
Capitalized software	58,000	108,300
Future deductible amount for warrant expense	51,000
Net operating loss carryforwards	92,200
Other	11,400
Totals	429,300	269,500

Deferred tax liabilities:
Book and tax depreciation expense differences	(113,900)	(105,000)
Cash basis of accounting for income taxes		(42,000)
Totals	(113,900)	(147,000)

Net deferred tax assets	$315,400	$122,500

At June 30, 2003, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $135,000 and $524,500 for Federal and California income tax purposes, respectively.  The difference between the Federal and California tax loss carryforwards is primarily related to the carryback of approximately $682,000 for Federal purposes and the California tax loss carryforwards being limited. The Federal net operating loss carryforwards expire in 2023.  California net operating loss carryforwards have been suspended for one year and will begin to expire ten years after this suspension period has ended. The carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company’s pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2003	2002

Expected tax benefit at statutory rates	$(414,000)	$(44,000)

Non-deductible goodwill impairment charge	28,600	32,000
State taxes, net of Federal benefit	(37,900)	(7,000)
Other	(1,400)	10,000

Totals	$(424,700)	$(9,000)

Note 11- Fair value of financial instruments:

The Company’s financial instruments at June 30, 2003 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, convertible notes payable and notes payable.  In the opinion of management, (i) cash, contract and other receivables and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.  As of June 30, 2003, the convertible notes payable to related and unrelated parties with a carrying value of $1,000,000 was estimated to have a fair value of $1,800,000 due to the conversion feature of these notes payable.

Note 12- Business combination:

On March 27, 2002, the Company purchased all of the outstanding common stock of Shadow in exchange for the Company’s issuance of 300,000 shares of the Company’s common stock (see Note 1). The estimated fair value of the stock at the date of purchase was $1.00 per share.  The Company also incurred other acquisition related expenses of $33,600.

The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition.  The consolidated financial statements reflect the operations of Shadow for the period after the date of acquisition.  Goodwill recognized in this transaction amounted to $83,600, which is not deductible for tax purposes and was considered impaired and written off in 2003.  Goodwill was assigned to the SYS segment.  A summary of the allocation of the cost of the acquisition to the net assets acquired follows:

Cash	$165,000
Accounts receivable	95,000
Property and equipment	45,000
Goodwill	83,600
Other assets	4,000

Total assets acquired	392,600

Accounts payable and other liabilities assumed	(59,000)

Purchase price	$333,600

Note 13- Segment information:

The Company had reported segment information in its previous filings for the operations associated with its SYS Government Services Division and Testmasters Division (the “Testmasters Segment”) in the same format as reviewed by its Chief Operating Decision Maker (the “CODM”).  The sales, operating income and assets of the Testmasters Segment no longer meet the thresholds that require separate disclosure and the CODM no longer separately reviews such information.  Accordingly, the Company discontinued reporting segment information in the second quarter of 2003.

Note 14- Legal settlement:

As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. (“SIR”) in February 2002, which claimed that the Company and four employees had conspired to divert a contract that SIR was performing for the U.S. Navy. In January of 2003, all of SIR’s claims against the Company and the four employees and all of the Company’s claims against SIR and the other defendants were dismissed.

In connection with the dismissal of the lawsuit, on January 9, 2003, the Company signed a license agreement with C-Cubed whereby the Company received a five-year exclusive license to manufacture and sell C-Cubed’s “ViewCASE”.  ViewCASE is a portable, briefcase-sized videoconferencing system.  The Company agreed to pay C-Cubed $150,000 in cash and 302,877 shares, of which 41,325 shares were issued subsequent to June 30, 2003, of the Company’s common stock with a fair value of approximately $600,000.  In addition, the Company incurred approximately $222,118 in legal fees during 2003 in a successful defense of the lawsuit filed against it by C-Cubed, which has been dismissed and settled.

Note 15- Legal matters:

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

Note 16- Sale of subsidiary:

On June 30, 2003, the Company agreed to the sale of the Testmasters Division and its newly formed training division to the former owner of Testmasters.  The agreement called for the transfer of all the assets and certain liabilities of these two divisions having a net book value of approximately $140,000.  The agreement also includes a 12.5% royalty to be recognized by the Company for the deferred revenue the Company collected which was associated with the training division.  The amount of deferred revenue was approximately $159,000 as of June 30, 2003 and is to be paid to the buyer over the next fiscal year.  In consideration, the Company received 100,000 shares of its common stock which were valued at the fair market value of $1.80 per share at June 30, 2003 and is recorded as treasury stock in the accompanying consolidated balance sheet.

Note 17- Discontinued operations:

Previously, the Company identified and reported on two industry segments.  The SYS Division which works primarily as a contractor for the U.S. defense contractors and the U.S. Government and the Testmasters Division which primarily provided software testing services to industry.  The Company ceased reporting the Testmasters segment after the first quarter of 2003 since its revenues were no longer material.  As of June 30, 2003, the Company consolidated its Training Division into the Testmasters Division and then sold Testmasters.   Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued as of June 30, 2003.  The consolidated financial statements have been restated to reflect the losses associated with these Divisions as losses from discontinued operations.  The revenue generated by these Divisions approximated $616,000 and $499,000 during 2003 and 2002, respectively.

*            *            *