Form 10QSB
period 2003-09-26
SYS
filed 2003-11-10
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 26, 2003

☐	Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

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

(858) 715-5500

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,637,443 shares of common stock, without par value, as of October 27, 2003.

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No  ☒

PART I

FINANCIAL INFORMATION

Item 1.                           Financial Statements

SYS AND SUBSIDIARIES

CONDENSED BALANCE SHEET

September 26, 2003
(Unaudited)
ASSETS
Current assets:
Cash	$20,000
Contract receivables, net of allowance for doubtful accounts of $58,000	6,590,000
Deferred tax assets	266,000
Income tax refund receivable	377,000
Other current assets	183,000
Total current assets	7,436,000

Furniture and equipment, less accumulated depreciation and amortization of $993,000	697,000
Capitalized software for internal use, net of accumulated amortization of $22,000	80,000
Other assets	275,000
Total assets	$8,488,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under bank line of credit	$454,000
Current portion of working capital loan	167,000
Accounts payable	1,653,000
Accrued payroll and related taxes	1,298,000
Other accrued liabilities	470,000
Current portion of capital lease obligations	32,000
Total current liabilities	4,074,000

Working capital loan, net of current portion	72,000
Convertible notes payable	638,000
Convertible notes payable to related parties	362,000
Capital lease obligations, net of current portion	55,000
Total liabilities	5,201,000

Stockholders’ equity:
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 Series B shares issued and outstanding	70,000
Common stock, no par value; 48,000,000 shares authorized; 5,511,993 shares issued and outstanding	2,870,000
Retained earnings	347,000
Total stockholders’ equity	3,287,000
$8,488,000

See Notes to Condensed Financial Statements.

SYS AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended

	September 26, 2003	September 28, 2002
Contract revenues	$7,552,000	$5,081,000
Costs and expenses:
Contract costs	6,360,000	4,138,000
General and administrative expenses	935,000	697,000
Totals	7,295,000	4,835,000
Income from operations	257,000	246,000
Other (income) expense:
Interest income	(14,000)	(1,000)
Interest expense	38,000	53,000
Totals	24,000	52,000
Income from continuing operations before income taxes	233,000	194,000
Income tax provision from continuing operations	100,000	78,000
Income from continuing operations	133,000	116,000
(Loss) from discontinued operations (less applicable income tax benefit of $36,000)		(54,000)
Net income	$133,000	$62,000

Income from continuing operations	$133,000	$116,000
Preference dividend requirements	3,000	3,000
Net income applicable to common stock attributable to continuing operations	130,000	113,000
Net (loss) applicable to common stock attributable to discontinued operations		(54,000)
Net income applicable to common stock	$130,000	$59,000

Basic net income per common share from continuing operations	$0.02	$0.02
Basic net (loss) per common share from discontinued operations	$—	$(0.01)
Basic net income per common share	$0.02	$0.01

Diluted net income per common share from continuing operations	$0.02	$0.02
Diluted net (loss) per common share from discontinued operations	$—	$(0.01)
Diluted net income per common share	$0.02	$0.01

See Notes to Condensed Financial Statements.

SYS AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended

	September 26, 2003	September 28, 2002
Operating activities:
Net income	$133,000	$62,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations		54,000
Depreciation and amortization	61,000	71,000
Deferred income taxes	36,000
Increase in allowance for doubtful accounts	30,000
Accretion of debt discount		16,000
Issuance and release of ESOP shares for compensation	68,000
Changes in operating assets and liabilities:
Contract receivables	(970,000)	(734,000)
Other receivables		17,000
Income tax refund receivable	100,000	(111,000)
Other current assets	(34,000)	(93,000)
Other assets	(24,000)	69,000
Accounts payable	255,000	413,000
Accrued payroll and related taxes	366,000
Income taxes payable		51,000
Other accrued liabilities	204,000
Net cash provided by (used in) operating activities of continuing operations	225,000	(185,000)
Net cash used in discontinued operations		(40,000)
Net cash provided by (used in) operating activities	225,000	(225,000)
Investing activities - Acquisition of furniture and equipment	(15,000)	(111,000)
Financing activities:
Net line of credit borrowings (payments)	(184,000)	289,000
Payments of related party note payable		(19,000)
Payments of notes payable	(25,000)	(28,000)
Payments of capital lease obligations	(7,000)	(10,000)
Payments of dividends on preference stock	(3,000)	(3,000)
Proceeds from stock options exercised	10,000
Net cash provided by (used in) financing activities	(209,000)	229,000
Net increase (decrease) in cash	1,000	(107,000)
Cash at beginning of period	19,000	260,000
Cash at end of period	$20,000	$153,000
Supplemental disclosure of cash flow data:
Interest paid	$38,000	$37,000
Income taxes paid	$—	$73,000

See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)                                  In the opinion of the Company, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of September 26, 2003 and its results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company’s Report on Form 10-KSB for the fiscal year ended June 30, 2003.

(2)                                  Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable and the exercise of stock options and warrants, were issued during the period.

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period:

Three months ended

	September 26, 2003	September 28, 2002
Numerators:
Income from continuing operations (A)	$133,000	$116,000
Deduct - preference dividend requirements applicable to continuing operations	3,000	3,000
Income applicable to common stock from continuing operations - basic (B)	130,000	113,000
Add - interest on convertible notes, net of tax effects	15,000	15,000
Income applicable to common stock from continuing operations - diluted (C)	145,000	128,000
Loss applicable to common stock from discontinued operations (D)	—	(54,000)
Net income applicable to common stock (E)	$145,000	$74,000
Denominators:
Weighted average shares for basic net income per common share (F)	5,472,867	4,925,444
Add effects of dilutive securities from assumed exercise of stock options and warrants and application of treasury stock method	730,497	304,673
Add effects of the conversion of the Company’s convertible promissory notes	1,000,000	1,000,000
Weighted average shares for diluted net income (loss) per common share (G)	7,203,364	6,230,117

Basic net income per common share from continuing operations (B/F)	$0.02	$0.02
Basic net (loss) per common share from discontinued operations (D/F)	$—	$(0.01)
Basic net income per common share (E/F)	$0.02	$0.01

Diluted net income per common share from continuing operations (C/G)	$0.02	$0.02
Diluted net loss per common share from discontinued operations (D/G)	$—	$(0.01)
Diluted income per common share (E/G)	$0.02	$0.01

(3)                                  The results of operations for the three months ended September 26, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

(4)                                  The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

(5)                                  The Company’s primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003.  The loan is collateralized by all of the Company’s assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed contract receivables which are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.750% over prime.  Comerica Bank-California requires the Company to maintain certain covenants; as of September 26, 2003, the Company is in compliance with all of those covenants.

(6)                                  Previously, the Company identified and reported on two industry segments.  The SYS Division which works primarily as a contractor for U.S. defense contractors and the U.S. Government and the Testmasters Division which primarily provided software testing services to industry.  The Company ceased reporting the Testmasters segment after the first quarter of 2003 since its revenues were no longer material.  As of June 30, 2003, the Company consolidated its Training Division into the Testmasters Division and then sold Testmasters.  Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued as of June 30, 2003.  The condensed consolidated financial statements have been restated to reflect the losses associated with these Divisions as losses from discontinued operations.

Substantially all of the Company’s operations are conducted in the United States.

(7)                                  The following table summarizes certain information regarding stock options issued under the SYS 1997 Incentive Stock Option and Restricted Stock Plan, SYS 2003 Stock Option Plan and warrants issued for the three month periods ended:

September 26, 2003

	Shares or Price Per Share	Weighted Average Exercise Price
Balance outstanding at beginning of period	1,846,350	$1.17
Granted	133,750	$2.09
Exercised	(11,500)	$0.87
Cancelled	(82,500)	$1.18
Balance outstanding at end of period	1,886,100	$1.24
Price range at end of period	$ 0.47 to $2.30
Weighted average fair value of options and warrants granted during the period	$1.01

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, only the “intrinsic value” of the options would be recognized in the financial statements as expense.  However, there have been no such charges.  Had the Company’s options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

Three months ended

	September 26, 2003	September 28, 2002
Net income - applicable to common stock - as reported	$130,000	$59,000
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards	93,000	56,000
Net income applicable to common stock - pro forma	$37,000	$3,000
Basic income per common share:
As reported	$0.02	$0.01
Pro forma	$0.01	$0.00
Diluted income per common share:
As reported	$0.02	$0.01
Pro forma	$0.01	$0.00

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

(9)                                  During the first quarter of FY 2004, there were 11,500 shares of common stock issued due to the exercise of stock options for $10,000.  These options had exercise prices ranging from $0.67 to $1.00.

On July 23, 2003, the Company issued 41,325 shares of common stock with a fair value of approximately $86,000 to C-Cubed Corporation.  This was the final payment to C-Cubed for the legal settlement in FY 2003; all expenses associated with this transaction were taken in FY 2003.

On September 9, 2003, The Board of Directors authorized management to call the Company’s 69,781 shares of issued and outstanding 9% Series B Preference stock.  The stockholders will be offered cash or an exchange for common stock using $1.75 as the per share price of the common stock.  No shares had been exchanged as of September 26, 2003.

On September 15, 2003, the Company issued 33,378 shares of common stock to the Company’s 401(k)/Employee Stock Ownership Plan.  These shares, which had a fair value of approximately $68,000, were part of the Company’s contribution on behalf of the employees for 2003.

During the quarter ended September 26, 2003, the Company retired all of their treasury stock.

(10)                            Subsequent Events

On September 29, 2003, the Company issued 62,500 shares of common stock to the Company’s Employee Stock Ownership Plan as its contribution for the first quarter of FY 2004.  These shares had a fair market value of $137,500.

On September 29, 2003, the Company issued 62,950 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from January 1, 2003 to June 30, 2003.  These shares had a fair market value of $138,490.

Effective October 16, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, exercised 250,000 warrants at $1.00 per common share.  These shares had a fair market value of $450,000.

Effective October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 note at $1.00 per common share.  These shares had a fair market value of $405,000.

Item 2.                           Management’s Discussion and Analysis or Plan of Operations

To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Factors Which May Affect Future Results” and “Management’s Discussion and Analysis or Plan of Operations” sections of this report.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.

New Accounting Pronouncements

The FASB and Accounting Standards Executive Committee of the American Institute of Certified Public Accounts had issued certain accounting pronouncements as of September 26, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2004 and 2003.

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

Systems Engineering

Naval Architecture and Marine Engineering

Program Management

Environmental Engineering

Electronic Record Management

Information Operations

Effects Based Planning

Software Training

Joint C4I Architecture

Management and Analysis Consulting

Software Development & Testing

Information Management Systems

Logistics Analysis and Engineering

Cost Analysis and Forecasting

Theater Assessment Profiling

Total Ownership Cost

Data Fusion and Knowledge Management

Information Assurance

Enterprise Solutions Division

The Company’s Enterprise Solutions Division is based in Oxnard, California and is adjacent to major Navy activities, which includes the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  This Division performs engineering services, operational analysis and information technology services in support of navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.  Services include concept development and feasibility studies, design, fabrication, test and evaluation as well as installation and outfitting.  Engineering support includes all aspects of in-service engineering including change proposals for product improvement, as well as the logistics planning and program management planning and execution. Operational analysis and services include a full range of business functions performed both at the Company’s facilities for the analysis and on the customer site for direct support.  Functional areas include public affairs, business process re-engineering, strategic planning and financial management.  Information technology services provide requirements determination and analysis, software development, documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Navy prime Information Technology contractor.  This Division was established in 1983 and had revenue of $4,383,000 or 58% of the Company’s revenue for the first quarter of FY 2004.  Some of this Division’s major contracts include:

•	The U.S. Navy Underway Replenishment (UNREP) contract which has been held by the Company since 1982.

•	The Management, Planning, Analytical and Administrative (MPAA) contract supports the U.S. Navy’s Port Hueneme Division, Naval Surface Warfare Center.

•	Support services for information technology services through a subcontract in support of the Navy Marine Corps Intranet (NMCI).

In addition, the Company provides Electronic Records Management (ERM) services and hazardous materials assessment support.

C4ISR Division

The Company’s Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) Division is based in San Diego, California.  This group provides C4ISR system engineering services and solutions, including system architecture design; advanced concept development; advanced technology development and insertion; integrated circuit fabrication and test; system test and evaluation; effects-based operation planning, execution and assessment; program management and business development support; organizational management analysis; and information technology and information operations (IO) support.  The customer base includes SPAWAR Headquarters, SPAWAR Systems Center San Diego, NAVAIR, DARPA, as well as numerous operational commands and other DOD industry partners such as Boeing and British Aerospace Corporation.  The C4ISR personnel work closely with Office of Naval Research, Defense Advanced Research Programs Agency, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and

Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies. This Division was established in 2000 and had revenue of $1,889,000 or 25% of the Company’s revenue for the first quarter of FY 2004.  Some of this Division’s major contracts include:

•	A prime contract with SPAWAR Systems Center’s Joint and National Systems Division. Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, SAIC, and BAE.

•	A subcontract with Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract.

Systems Engineering and Management Division

The Company’s Systems Engineering and Management Division is based in Arlington, Virginia with a second office located in Chesapeake, Virginia.  This Division performs Department of Defense Acquisition Program Management, Navy Combat System Safety Engineering, Communications and other Information Technology Engineering and Support Services, Port Engineering for ship equipment installations, and Budgeting and Financial Management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), and the Combat System Operating Sequencing System (CSOSS).  This Division was established in 2001 and had revenue of $1,280,000 or 17% of the Company’s revenue for the first quarter of FY 2004.  Some of this Division’s major contracts include:

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

China Lake Division

The Company’s China Lake Division has been consolidated into its Enterprise Solutions Division effective July 1, 2003.

Results of Operations

The Company’s revenues for this quarter are approximately 49% more than in the same quarter in FY 2003.  The primary reasons for the increase in revenue are new contracts and additional tasking on the GSA, UNREP and MPAA contracts.

Total contract and general and administrative expenses were $7,295,000 for the first quarter of FY 2004 and $4,835,000 for FY 2003.  Interest expense is less due to decreased use of the Company’s line of credit with Comerica Bank-California and the accretion of a debt discount recorded as interest expense was ended in FY 2003.

Income from operations is $257,000 and $246,000 in the first quarter in FY 2004 and 2003, respectively.  Net income is $133,000 for the first quarter in FY 2004 as compared to $62,000 for the same quarter in FY 2003.  The funded contract backlog was approximately $14,977,000 at the end of the first quarter of FY 2004 compared to $17,361,000 for the same quarter in FY 2003.

Liquidity and Capital Resources

The Company had contract receivables (net) of $6,590,000 at the end of the first quarter of FY 2004 and $5,173,000 for the same quarter in FY 2003.  The reason for the increase in contract receivables is due to the Company’s increased revenue.

The Company had accounts payable of $1,653,000 at the end of the first quarter of FY 2004 and $611,000 for the same quarter in FY 2003.  Because of the increase in revenue, the Company has hired new employees, requiring new office and computer equipment.  In addition, the Company engaged new subcontractors, some of which had not been paid as of September 26, 2003.

The Company’s primary source of liquidity is its $1,500,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that expires on December 28, 2003.  The outstanding balance on the Company’s revolving line of credit was $454,000 at the end of the first quarter of FY 2004.  At the end of the same period in FY 2003, the line of credit balance was $289,000. The loan is collateralized by all of the Company’s assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed contract receivables which are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.750% over prime.  Comerica Bank-California requires the Company to maintain certain covenants; at this time the Company is in compliance with all of those covenants.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its current operating and capital requirements through at least the current fiscal year.  This assumes that Comerica Bank-California either extends the revolving credit agreement to at least June 30, 2004 or the Company obtains a new credit agreement through this period.  Long-term liquidity depends on the Company’s ability to manage cash, raise cash and maintain profitability.

Several key factors indicating the Company’s financial condition include:

	September 26, 2003	June 30, 2003
Current ratio	1.83	1.92
Debt to net worth	1.58	1.49
Net worth	$3,287,000	$3,079,000
Net working capital	$3,362,000	$3,166,000
Debt to total assets	61%	60%
Book value per common share	$0.60	$0.57

Certain factors that may affect the Company’s financial performance are beyond the Company’s control. The current ratio is derived by dividing total current assets by total current liabilities.  Debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth.  Net worth is total stockholders’ equity.  Net working capital is total current assets less total current liabilities.  Debt to total assets is total liabilities divided by total assets.  Book value per common share is stockholders’ equity related to common shares divided by the number of common shares outstanding at the end of the period.

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

We must comply with numerous Government Regulations.

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

Accuracy of Indirect Billing Rates is critical.

The Company’s indirect billing rates are approved at least annually by the Defense Contract Audit Agency (DCAA).  These rates can differ from the Company’s actual indirect rates.  The Company budgets to have its actual indirect rates as close as possible to its DCAA approved indirect rates at fiscal year end.  If the actual indirect rates at year-end are materially different from the DCAA approved indirect rates, the Company would have to recognize that difference at year-end, which could affect the Company’s results of operations.

We Rely on Subcontractors.

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

Security Clearances are necessary.

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

As of September 26, 2003, we had issued 5,511,993 shares of common stock, convertible promissory notes that may be converted into 1,000,000 shares of common stock, and 252,500 warrants to purchase common stock at a price of one dollar per share. In addition, the Company has issued 882,170 exercisable stock options for the acquisition of shares of common stock at various prices.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

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

As of September 26, 2003, a total of 2,270,343 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 34.8% of our stock, including stock options and warrants exercisable within 60 days of September 26, 2003; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of September 26, 2003, our executive officers, directors and affiliated persons were the beneficial owners of approximately 64.4% of our common stock, including stock options exercisable within 60 days of September 26, 2003. As a result, our executive officers, directors and affiliated persons will have significant ability to:

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

Item 3.                           Controls and Procedures

The Company maintains certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including Clifton L. Cooke, Jr., the Company’s Chief Executive Officer, and Edward M. Lake, the Company’s Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make its best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

The Company and its management, including its Chief Executive Officer and Chief Financial Officer, engage in a variety of procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures.

As noted in the Company’s Form 10-KSB for the year ended June 30, 2003, certain “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) were identified which, if not corrected, could result in accounting errors or impair our ability to accurately report our financial statements in a timely manner.  During the first quarter ended September 26, 2003, management took steps to remedy these deficiencies and will continue to monitor and evaluate further improvements.

Based upon that evaluation and the steps noted above, Messrs Cooke and Lake concluded that as of September 26, 2003, the Company’s disclosure controls and procedures were reasonably effective in timely alerting them to material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.                           Legal Proceedings

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

Item 2.                           Changes in Securities

During the first quarter of FY 2004, there were 11,500 shares of common stock issued due to the exercise of stock options for $10,000.  These options had exercise prices ranging from $0.67 to $1.00.

On July 23, 2003, the Company issued 41,325 shares of common stock with a fair value of approximately $86,000 to C-Cubed Corporation.  This was the final payment to C-Cubed for the legal settlement in FY 2003; all expenses associated with this transaction were taken in FY 2003.

On September 9, 2003, The Board of Directors authorized management to call the Company’s 69,781 shares of issued and outstanding 9% Series B Preference stock.  The stockholders will be offered cash or an exchange for common stock using $1.75 as the per share price of the common stock.  No shares had been exchanged as of September 26, 2003.

On September 15, 2003, the Company issued 33,378 shares of common stock to the Company’s 401(k)/Employee Stock Ownership Plan.  These shares, which had a fair value of approximately $68,000, were part of the Company’s contribution on behalf of the employees for 2003.

During the quarter ended September 26, 2003, the Company retired all of their treasury stock.

On September 29, 2003, the Company issued 62,500 shares of common stock to the

Company’s Employee Stock Ownership Plan as its contribution for the first quarter of FY 2004.  These shares had a fair market value of $137,500.

On September 29, 2003, the Company issued 62,950 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from January 1, 2003 to June 30, 2003.  These shares had a fair market value of $138,490.

Effective October 16, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, exercised 250,000 warrants at $1.00 per common share.  These shares had a fair market value of $450,000.

Effective October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 note at $1.00 per common share.  These shares had a fair market value of $405,000.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Submission of Matters to a Vote of Securities Holders

None.

Item 5.                           Other Information

None.

Item 6.                           Exhibits and Reports on Form 8-K

(a)	List of exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	November 10, 2003	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	November 10, 2003	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer