Form 10QSB
period 2003-12-26
SYS
filed 2004-02-09
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended December 26, 2003

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

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,724,038 shares of common stock, without par value, as of January 28, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No  ☒

PART I

FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

SYS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	December 26, 2003	June 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$290,000	$19,000
Contract receivables, net of allowance for doubtful accounts of $58,000 and $28,000	6,672,000	5,650,000
Deferred tax assets	302,000	302,000
Income tax refund receivable	412,000	477,000
Inventory	53,000	—
Other current assets	176,000	149,000
Total current assets	7,905,000	6,597,000
Furniture and equipment, less accumulated depreciation and amortization of $1,052,000 and $937,000	675,000	738,000
Capitalized software for internal use, net of accumulated amortization of $27,000 and $17,000	75,000	85,000
Deferred tax assets	13,000	13,000
Other assets	114,000	238,000
Total assets	$8,782,000	$7,671,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under bank line of credit	$602,000	$638,000
Current portion of working capital loan	167,000	167,000
Accounts payable	714,000	1,398,000
Accrued payroll and related taxes	1,209,000	932,000
Income taxes payable	267,000	—
Other accrued liabilities	502,000	266,000
Convertible notes payable	119,000	—
Current portion of capital lease obligations	33,000	30,000
Total current liabilities	3,613,000	3,431,000
Working capital loan, net of current portion	28,000	97,000
Convertible notes payable	519,000	638,000
Convertible notes payable to related parties	287,000	362,000
Capital lease obligations, net of current portion	48,000	64,000
Total liabilities	4,592,000	4,592,000
Stockholders’ equity:
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 Series B shares issued and outstanding at June 30, 2003	—	70,000
Common stock, no par value; 48,000,000 shares authorized; 6,213,662 and 5,525,790 shares issued	3,704,000	2,710,000
Common stock to be issued for accrued liability	—	82,000
Retained earnings	583,000	217,000
Total stockholders’ equity	4,287,000	3,079,000
	$8,782,000	$7,671,000

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Contract revenues	$7,658,000	$6,830,000	$15,210,000	$11,911,000

Costs and expenses:
Contract costs	6,152,000	5,635,000	12,512,000	9,773,000
General and administrative expenses	1,088,000	695,000	2,023,000	1,392,000
Legal settlement	—	941,000	—	941,000
	7,240,000	7,271,000	14,535,000	12,106,000
Income (loss) from operations	418,000	(441,000)	675,000	(195,000)

Other (income) expenses:
Interest income	(17,000)	(3,000)	(31,000)	(4,000)
Interest expense	28,000	54,000	66,000	107,000
	11,000	51,000	35,000	103,000
Income (loss) from continuing operations before income taxes	407,000	(492,000)	640,000	(298,000)
Income tax provision (benefit) from continuing operations	170,000	(197,000)	270,000	(119,000)
Income (loss) from continuing operations	237,000	(295,000)	370,000	(179,000)
(Loss) from discontinued operations (less applicable income tax benefit of $152,000 and $188,000)	—	(227,000)	—	(281,000)
Net income (loss)	$237,000	$(522,000)	$370,000	$(460,000)

Income (loss) from continuing operations	$237,000	$(295,000)	$370,000	$(179,000)
Preference dividend requirements	1,000	—	4,000	3,000
Net income (loss) applicable to common stock attributable to continuing operations	236,000	(295,000)	366,000	(182,000)
Net (loss) applicable to common stock attributable to discontinued operations	—	(227,000)	—	(281,000)
Net income (loss) applicable to common stock	$236,000	$(522,000)	$366,000	$(463,000)

Basic net income (loss) per common share from continuing operations	$0.04	$(0.06)	$0.06	$(0.04)
Basic net (loss) per common share from discontinued operations	—	(0.04)	—	(0.05)
Basic net income (loss) per common share	$0.04	$(0.10)	$0.06	$(0.09)

Diluted net income (loss) per common share from continuing operations	$0.03	$(0.06)	$0.05	$(0.04)
Diluted net (loss) per common share from discontinued operations	—	(0.04)	—	(0.05)
Diluted net income (loss) per common share	$0.03	$(0.10)	$0.05	$(0.09)

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 26, 2003	December 28, 2002
Operating activities:
Net income (loss)	$370,000	$(460,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	277,000
Depreciation and amortization	125,000	98,000
Deferred income taxes	—	(111,000)
Increase in allowance for doubtful accounts	30,000	—
Accretion of debt discount	—	22,000
Changes in operating assets and liabilities:
Contract receivables	(1,052,000)	(2,060,000)
Income tax refund receivable	65,000	—
Other current assets	(27,000)	(451,000)
Inventory and other assets	71,000	(70,000)
Accounts payable	(684,000)	1,252,000
Accrued payroll and related taxes	445,000	170,000
Accrued legal settlement	—	750,000
Income taxes payable	267,000	—
Other accrued liabilities	236,000	208,000
Net cash used in operating activities of continuing operations	(154,000)	(375,000)
Net cash used in discontinued operations	—	(206,000)
Net cash used in operating activities	(154,000)	(581,000)
Investing activities - Acquisition of furniture and equipment	(52,000)	(204,000)
Financing activities:
Net line of credit borrowings (payments)	(36,000)	698,000
Payments of related party note payable	—	(28,000)
Payments of notes payable	(69,000)	(66,000)
Payments of capital lease obligations	(13,000)	(31,000)
Payments of dividends on preference stock	(4,000)	(3,000)
Cash paid due to call on preference stock	(60,000)	—
Proceeds from convertible notes payable	150,000	—
Proceeds from issuance of common stock	509,000	30,000
Net cash provided by (used in) financing activities	477,000	600,000
Net increase (decrease) in cash	271,000	(185,000)
Cash at beginning of period	19,000	260,000
Cash at end of period	$290,000	$75,000
Supplemental disclosure of cash flow data:
Interest paid	$38,000	$73,000
Income taxes paid	$—	$73,000
Supplemental disclosure of noncash investing and financing activities:
Offset of subscriptions receivable from Company officers with accrued compensation		$45,000
Common stock issued upon exercise of convertible note	$225,000
Common stock issued upon conversion of preference stock	$10,000
Common stock issued for accrued liability	$82,000
Common stock issued to ESOP as contribution	$168,000
Common stock held in treasury, retired	$198,000

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          General

In the opinion of the Management, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of the consolidated financial position of SYS and subsidiaries as of December 26, 2003 and the consolidated results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company’s Report on Form 10-KSB for the fiscal year ended June 30, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the six months ended December 26, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

In fiscal years prior to 2003, the Company identified and reported on two industry segments, SYS Division and Testmasters Division.  The SYS Division which works primarily as a contractor for U.S. defense contractors and the U.S. Government, and the Testmasters Division which primarily provided software testing services to industry.  The Company ceased reporting the Testmasters Division as a segment after the first quarter of 2003 as the business was included in the Integrated Information Solutions (IIS) Division.  Effective June 30, 2003, the Company consolidated its Training business with the Testmasters business and then sold the combined businesses.  Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued as of June 30, 2003.  The condensed consolidated financial statements have been restated to reflect the results of operations sold or discontinued businesses as discontinued operations in accordance with SFAS No. 144.

Substantially all of the Company’s operations are conducted in the United States.

Certain amounts in the FY 2003 condensed consolidated financial statements have been reclassified to conform to the FY 2004 presentation.

(2)                                  Stock-Based Compensation

The following table summarizes certain information regarding stock options issued under the SYS 1997 Incentive Stock Option and Restricted Stock Plan and the SYS 2003 Stock Option Plan, as

well as warrants issued for the six month period ended:

	December 26, 2003
	Options or Exercise Price Per Share	Weighted Average Exercise Price
Balance outstanding at beginning of period	1,846,350	$1.17

Granted	327,500	$1.91

Exercised	(263,000)	$1.00

Cancelled	(86,500)	$1.19

Balance outstanding at end of period	1,824,350	$1.33

Price range at end of period	$0.47 to $2.30

Weighted average fair value of options and warrants granted during the period	$0.65

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS  No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company’s stock at the date of the grant over the exercise price of the related option. The company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and the interim disclosure provisions for its financial reports thereafter.

Had compensation costs for the company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been as follows for the three and six months ended December 26, 2003 and December 28, 2002, respectively:

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Net income (loss) - applicable to common stock - as reported - basic	$236,000	$(522,000)	$366,000	$(463,000)
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - basic	85,000	60,000	178,000	116,000
Net income applicable to common stock - pro forma - basic	$151,000	$(582,000)	$188,000	$(579,000)
Net income (loss) - applicable to common stock - as reported - diluted	$250,000	(522,000)	394,000	(463,000)
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - diluted	85,000	60,000	178,000	116,000
Net income applicable to common stock - pro forma - diluted	$165,000	$(582,000)	$220,000	$(579,000)
Basic income per common share:
As reported	$0.04	$(0.10)	$0.06	$(0.09)
Pro forma	$0.03	$(0.12)	$0.03	$(0.12)
Diluted income per common share:
As reported	$0.03	$(0.10)	$0.04	$(0.09)
Pro forma	$0.02	$(0.12)	$0.03	$(0.12)

(3)                                  Notes Payable

The Company had a $150,000 note payable to the Company’s CEO that was paid in full as of June 30, 2003.  This note carried interest at 10% and had a maturity date of October 15, 2003.  As additional consideration, the note holder was granted warrants to purchase 250,000 shares of common stock at a price of $1.00 per share, the market value of the Company’s common stock at the grant date. The warrants vested immediately and were scheduled to expire 30 days after October 15, 2003. The warrants had a fair value of $130,000 as of the date of issuance; accordingly, the Company discounted the note by $130,000 and accreted over the term of the note.  The Company recognized $54,400 and $64,800 of additional interest expense in 2003 and 2002, respectively, related to the accretion of this debt discount. The Company paid $74,595 of principal on the note in fiscal 2003.

This note was paid in full as of June 30, 2003 and the CEO exercised the 250,000 warrants to purchase the common shares as discussed more fully in the Stockholders’ Equity Note.

During FY 2002, the Company issued three-year convertible notes payable in exchange for $1,000,000 in cash to related and unrelated parties.  The notes bear interest at an annual rate of 10%, mature on various dates starting November 8, 2004 and are unsecured.  Each note has a conversion feature whereby the noteholder can convert at any time the unpaid principal balance at the rate of $1.00 per share into the Company’s common stock, which represents the fair value of the common stock on the day the notes were issued.  During fiscal year 2004, the Company’s CEO converted $225,000 of such notes (See Note  7).  The Company has deferred approximately $105,000 of expenses associated with these notes payable, which are included in other assets and are being amortized over three years. As of December 26, 2003, the total principal balance of the convertible notes payable to related parties amounted to $137,000 and the total owed to unrelated parties amounted to $638,000.

During the three months ended December 26, 2003, the Company issued a three-year convertible note in the amount of $150,000 to a related party in connection with a subscription offering as discussed more fully under Stockholders’ Equity in Note (7).

(4)                                  Earnings Per Share

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period:

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Numerators:
Income (loss) from continuing operations	$237,000	$(295,000)	$370,000	$(179,000)
Deduct - preference dividend requirements applicable to continuing operations	1,000	—	4,000	3,000
Income (loss) applicable to common stock from continuing operations - basic	236,000	(295,000)	366,000	(182,000)
Add - interest on convertible notes, net of tax effects	14,000	—	28,000	—
Income (loss) applicable to common stock from continuing operations-diluted	250,000	(295,000)	394,000	(182,000)

Loss applicable to common stock from discontinued operations	—	(227,000)	—	(281,000)
Net income (loss) applicable to common stock	$250,000	$(522,000)	$394,000	$(463,000)
Denominators:
Weighted average shares for basic net income per common share	6,033,383	4,990,879	5,758,171	4,958,342
Add effects of dilutive securities from assumed exercise of stock options and warrants and application of treasury stock method	806,041	—	867,004	—
Add effects of the conversion of the Company’s convertible promissory notes	961,263	—	980,307	—
Weighted average shares for diluted net income (loss) per common share	7,800,687	4,990,879	7,605,482	4,958,342
Basic net income (loss) per common share from continuing operations	$0.04	$(0.06)	$0.06	$(0.04)
Basic net (loss) per common share from discontinued operations	—	$(0.04)	$—	$(0.05)
Basic net income (loss) per common share	$0.04	$(0.10)	$0.06	$(0.09)
Diluted net income (loss) per common share from continuing operations	$0.03	$(0.06)	$0.05	$(0.04)

Diluted net loss per common Share from discontinued operations	—	(0.04)	$—	$(0.05)
Diluted income (loss) per common share	$0.03	$(0.10)	$0.05	$(0.09)

Excluded from the table above in FY 2003 are the Company’s convertible promissory notes that may be converted into 1,000,000 shares of common stock at both the quarter and period ends.  Additionally, the table excludes the assumed exercise of stock options and warrants, calculated based on the treasury stock method, into 351,998 and 355,676 shares of common stock at the quarter and period ends, respectively.

(5)                                  Line of Credit and Working Capital Loan

On January 28, 2004, the Company renewed its line of credit with Comerica Bank-California, increasing the borrowing limit from $1,500,000 to $2,000,000 and reducing the interest rate from prime plus 0.075% to prime plus 0.025% or an effective rate at renewal of 4%. The renewed agreement expires on December 28, 2004.  The loan is collateralized by all of the Company’s assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed contract receivables that are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.25% over prime or 3.00% above the Bank’s LIBOR.  Comerica Bank-California requires the Company to maintain certain covenants; as of December 26, 2003, the Company was in compliance with all of those covenants.

At December 26, 2003, the Company had an outstanding balance of $195,000 under a $500,000 working capital loan provided by the same bank, which expires on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and also bears interest at 0.75% above the prime rate.

(6)                                  Legal Matters

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

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time.

(7)                                  Stockholders’ Equity

During the first two quarters of FY 2004, there were 13,000 shares of common stock issued due to the exercise of stock options for $12,175.  These options had exercise prices ranging from $0.67 to $1.45.

On September 9, 2003, The Board of Directors authorized management to call the Company’s 69,781 shares of issued and outstanding 9% Series B Preference stock.  The stockholders were offered cash or an exchange for common stock using $1.75 as the per share price of the common stock.  These shareholders received approximately $60,000 in cash and 5,969 shares of common stock with a market value of $10,000.

On September 29, 2003, the Company contributed 62,500 shares of common stock to the Company’s Employee Stock Ownership Plan in accordance with the matching provisions under the plan.  These shares had a fair market value of $137,500.

On September 29, 2003, the Company issued 62,950 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from January 1, 2003 to June 30, 2003.  These shares had a fair market value of  $138,490.

On October 16, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, exercised warrants to purchase 250,000 common shares at $1.00 per common share.  These shares had a fair market value of $450,000.

On October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 convertible notes at $1.00 per common share.  These shares had a fair market value of $405,000.

During the three months ended December 26, 2003, the Company initiated a subscription offering to raise up to $3,000,000 for working capital and acquisition financing. The offering consists of units comprised of 50% common stock and 50% convertible notes, bearing interest at 10%. The notes are convertible over a three-year period. The common stock was priced at $1.60 per share, which represents a discount to market at the time of approval.  The convertible notes may be converted to common stock at $2.20 per share, a premium to market at the time of authorization, at any time during the three-year period.  The offering was commenced in December 2003 and as of December 26, 2003 the Company had sold units totaling $300,000 all of which were sold to a member of the Company’s Board of Directors.  As of December 26, 2003, the Company had also collected an additional $200,000 in cash from the units offering for units that had not been finalized and therefore were treated as a liability at period end.  Subsequent to period end, these units were completed.

Subsequent to December 26, 2003, additional cash totaling $1,775,000 has been raised under the offering.  A significant portion of the offering has been sold to employees and directors.  No compensation charge has been taken since the offering was done for financing purposes.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued statement of financial accounting standard (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on the results of operations, financial position or liquidity of the Company.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the results of operations, financial position or liquidity of the Company.

In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.  SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and SFAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 did not have a material impact on our results of operations, financial position or liquidity.

In November 2002, the Emerging Issues Task Force (“EITF”) issued ETIF Issue No 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting.  EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003.  The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46. Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests.  FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity.  FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operation.  In January 2004, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions.  The revised guidance is effective for the first reporting period beginning after December 15, 2003.  The adoption of the provisions of FIN 46R is not expected to have a material impact on the Company’s financial condition or results of operations.

Description of Business

Overview

SYS Technologies (“SYS or “the Company”) has provided engineering, technical, financial and management services to commercial and U.S. government customers since 1966. It currently has several multiple-year management and engineering service contracts with the U.S. Navy and General Services Administration at various locations across the country.

The Company delivers these services through three divisions all of which are classified as one segment under the provisions of SFAS No. 131,  as follows:

•                  Enterprise Solutions Division

•                  Integrated Information Solutions Division

•                  Systems Management and Engineering Division

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base. We expect that this trend will continue.  At the same time we will evaluate acquisition opportunities and make acquisitions if the transactions are in line with our strategy of increasing our core competencies and expanding our customer base.

Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit. Of our total year to date revenues from our government business in 2004, approximately 33 % were generated by time and materials contracts, approximately 64% were generated by cost reimbursement contracts and approximately 3% were generated by fixed-price contracts.

The Company has several government contracts that have option and award years that may be exercised by the government.  The government has recently requested proposals on a multiple award contract (MAC) that may encompass some of the tasking the Company has on its current contracts.  When a MAC is involved, numerous companies will be awarded contracts and they will compete for future tasking awarded under the MAC.  The Company has submitted proposals for these new contracts as a prime contractor and is also included as a subcontractor on several other proposals.  Some of the Company’s existing contracts may not have option or awards years exercised by the government as new tasks are placed under this MAC.

Enterprise Solutions Division

The Company’s Enterprise Solutions Division is based in Oxnard, California and is adjacent to major Navy activities, which includes the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.

This Division performs engineering services, operational analysis and information technology services in support of Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company’s facilities for analysis and on the customer site for direct support. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Navy prime Information Technology contractor.

This Division had revenue of $8,679,000 or 57% of the Company’s revenue for the first two quarters of FY 2004.  Some of this Division’s major contracts include:

•                  U.S. Navy Underway Replenishment (UNREP) prime contract that has been held by the Company since 1982.

•                  Management, Planning, Analytical and Administrative (MPAA) prime contract, which supports the U.S. Navy’s Port Hueneme Division, Naval Surface Warfare Center.

•                  Navy Marine Corps Intranet (NMCI) subcontract for information technology services.

The MPAA contract’s third option year was due to expire on January 31, 2004.  This contract has an additional option year that the government has informed the Company it will not be exercising and that the government may re-solicit all or part of the contract.  On January 26, 2004, the company received a 60-day extension on the MPAA contract plus a clean up period through June 30, 2004.  Depending on the nature of any requests for proposal on tasks currently being preformed under the MPAA contract, the Company may elect to submit a proposal.  For the year to date 2004, this contract accounted for $2.4 million or approximately 18% of the Company’s revenue.

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Revenue for division	$4,296,000	$4,238,000	$8,679,000	$7,051,000
Percent of revenue for Company	56%	62%	57%	59%

(See “Results of Operations for discussion of revenue trend analysis)

Integrated Information Solutions Division

The Company’s Integrated Information Solutions (IIS) Division is based in San Diego, California.  This group provides Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance system engineering services and solutions.

The customer base includes Space and Naval Warfare Systems Command (SPAWAR) Headquarters, SPAWAR Systems Center San Diego, Naval Air Systems Command (NAVAIR), Defense Advanced Research Programs Agency (DARPA), as well as numerous operational commands and other DOD industry partners such as Boeing and British Aerospace Corporation.  The IIS personnel work closely with Office of Naval Research, DARPA, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

This Division had revenue of $3,895,000 or 26% of the Company’s revenue for the first two quarters of FY 2004.  Some of this Division’s major contracts include:

•                  Prime contract with SPAWAR Systems Center’s Joint and National Systems Division.  Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, SAIC, and BAE.

•                  Subcontract with Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract.

•                  Prime contract with SPAWAR Systems Center’s Information Assurance and Engineering Division.  Subcontractors on this contract are Science Applications International Corporation, Booz-Allen & Hamilton, Inc, American Systems Corporation, Galaxy Scientific Corporation and Nathan Kunes, Inc.

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Revenue for division	$2,006,000	$1,306,000	$3,895,000	$2,382,000
Percent of revenue for Company	26%	19%	26%	20%

(See “Results of Operations for discussion of revenue trend analysis)

Systems Engineering and Management Division

The Company’s Systems Engineering and Management Division is based in Arlington,

Virginia with a second office located in Chesapeake, Virginia.  A third office is currently being established in San Antonio, Texas.

This Division performs Department of Defense Acquisition Program Management, Navy Combat System Safety Engineering, Communications and other Information Technology Engineering and Support Services, Port Engineering for ship equipment installations, training, and Budgeting and Financial Management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), and the Combat System Operating Sequencing System (CSOSS).

This Division had revenue of $2,636,000 or 17% of the Company’s revenue for the first two quarters of FY 2004.  Some of this Division’s major contracts include:

•                  Subcontract for the Naval Sea Systems Command’s Professional Support Services Multiple Award Contract (NAVSEA MAC).

•                  Technical support under a GSA contract to the Battle Force Tactical Training (BFTT) program for Naval Sea Systems Command.

	Three months ended		Six months ended
	December 26, 2003	December 28, 2002	December 26, 2003	December 28, 2002
Revenue for division	$1,356,000	$1,286,000	$2,636,000	$2,478,000
Percent of revenue for Company	18%	19%	17%	21%

(See “Results of Operations for discussion of revenue trend analysis)

All of the above Divisions

The Company has three contracts from the General Services Administration (GSA).  These three contracts are for Information Technology, Financial and Business Solutions and Professional Engineering Services.  These contracts, which are time and material based, have proven to be a means to develop new customers and these contracts are registered in the GSA Advantage System.  The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. Revenues of $ 3,051,908  from those contracts are included in the divisional revenues noted above.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and six-month periods ended for fiscal years 2004 and 2003 (in thousands):

Three Months Ended

Six Months Ended

	Dec. 26 2003%		Dec. 28 2002%		Dec. 26 2003%		Dec. 28 2002%
Revenues	$7,658	100.0	$6,830	100.0	$15,210	100.0	$11,911	100.0
Costs and expenses:
Contract costs	6,152	80.3	5,635	82.5	12,512	82.3	9,773	82.1
General and Administrative expenses	1,088	14.2	695	10.2	2,023	13.3	1,392	11.7
Legal settlement	—		941	13.8	—		941	7.9
Totals	7,240	94.5	7,271	106.5	14,535	95.6	12,106	101.6
Income (loss) from operations	418	5.5	(441)	(6.5)	675	4.4	(195)	(1.6)

Revenues increased approximately 12% and 28% for the three and six month periods for FY 2004, as compared to the same periods of FY 2003. Each division had an increase in revenues and the primary reason for the increase in revenues is additional tasking on existing contracts.  Collectively, the UNREP ($1,000K) and SPAWAR ($1,000K) prime contracts and the NMCI ($1,500K) and SAIC ($500K) subcontracts accounted for the increased revenues.

Contract costs include all direct costs such as labor and materials and indirect costs such as subcontractors and overhead. The primary source of revenues for the Company is direct labor with subcontracting and overhead as secondary sources. Since direct labor is fully burdened, any increase or decrease in the mix of direct labor to other direct costs from period to period will have a significant impact on revenues and operating margins.

Historically, contract costs run at approximately 83% of contract revenues. For the recent quarter ended contract costs were approximately 80% of revenues. The lower percentage in the current quarter is attributable to the fact that we had a higher mix of direct labor as part of the total contract costs. This is further demonstrated by the growth in direct labor headcount from 261 at the end of the first quarter to 289 at the end of the second quarter and the decrease in other direct costs  from $1.9M to $ 1.4M during the same period.

General and administrative expenses, which consists principally of corporate support, has increased by approximately $393,000 and $ 631,000 or 1.7%, respectively over the same three and six month periods in the prior year. The primary reasons for increased costs year to date were due to additional salaries, audit expenses and estimated accruals for certain expenses, which collectively accounted for $347,000 or approximately 88% of the increase in the current quarter.

The increased salaries relate to key management personnel who are responsible for (i) ensuring the Company’s ability to comply with the increased costs of being a publicly traded company under the recent Sarbanes-Oxley legislation and (ii) executing on the Company’s growth strategy including the recent fund raising activities. Audit expenses have increased significantly and are expected to continue increasing as reporting and compliance obligations have been increased for both the Company and the independent accountants.  The estimated accruals are based on an incentive compensation plan put in place during the current fiscal year.

In FY 2003, the Company incurred internal acquisition costs of $140,000 associated with an acquisition, which were included in the G & A expense during that period, and no such expenses have been incurred in 2004.

As previously reported, the Company and four employees were sued in Virginia by Systems Integration & Research, Inc. (“SIR”) in February 2002, which claimed that the Company and the four employees had conspired to divert a contract that SIR was performing for the U.S. Navy. In January of 2003, all of SIR’s claims against the Company and the four employees and all of the Company’s claims against SIR and the other defendants were dismissed.

In connection with the dismissal of the lawsuit, on January 9, 2003, the Company signed a license agreement with C-Cubed Corporation whereby the Company received a five-year exclusive license to manufacture and sell C-Cubed’s “ViewCASE”.  ViewCASE is a portable, briefcase-sized videoconferencing system.  The Company agreed to pay C-Cubed $150,000 in cash and 302,877 shares, of which 41,325 shares were issued subsequent to June 30, 2003, of the Company’s common stock with a fair value of approximately $600,000.  In addition, the Company incurred approximately $222,118 in legal fees during 2003 in a successful defense of the lawsuit filed against it by C-Cubed, which has been dismissed and settled.

There are no further obligations on behalf of the Company with regard to that settlement.

The Company’s interest expense decreased approximately 48% and 38% for the three and six month periods for FY 2004, as compared to the same periods of FY 2003.  Interest expense decreased due to improvements in working capital resulting in less use of the Company’s line of credit with Comerica Bank-California.  Additionally, the accretion of a debt discount recorded as interest expense was ended in FY 2003.

Income from operations improved to $418,000 and $ 675,000 for the second quarter and year to date in fiscal year 2004 as compared to a loss from operations of ($441,000) and ($195,000) for the same periods in the prior fiscal year. This improvement is directly attributable to the elimination of losses from discontinued operations and the legal settlement. Current year to date operating margins are 4.4%, which is representative of margins for a services based defense contract business.

During the first two quarters of FY 2003, the Company had combined losses of approximately $465,000 in its Training Division and Walk-Up Systems Divisions.  As these divisions were discontinued at the end of 2003, no such losses were incurred in 2004.

Income taxes reflect effective rates of 42% in the quarter and year to date in fiscal year 2004, compared to tax benefits in the prior year due to the losses. The rates in the current year reflect the expected tax provision rate for the full fiscal year. The expected tax provision rates are impacted by estimated changes in annual book income and the estimated tax deductibility of certain operating expenses.

Net income is $237,000 and $370,000 for the second quarter and year to date in fiscal year 2004 as compared to a net loss of ($522,000) and ($460,000) for the same periods in the prior fiscal year. The improvement in net income is based on the improved income from operations as discussed above.

Funded contract backlog (the Company has been awarded contracts which have been funded by the customer) was approximately $12,125,000 at the end of the second quarter of FY 2004 compared to $9,508,000 for the same quarter in FY 2003. The amount of funded backlog at any one time will generally approximate one to two quarters of revenues.

Liquidity and Capital Resources

The Company had net contract receivables of $6,672,000 at the end of the second quarter of fiscal year 2004 and $6,468,000 for the same quarter ended in fiscal year 2003. Although revenues grew by 28% from December 26, 2003 compared to the same period in the prior year, contract receivables have not grown by a similar percentage because of a significant improvement in collections performance. In the current year, day’s sales outstanding (DSO’s) have improved to approximately 43 days as compared to 77 days at the end of the same quarter in 2003.

Cash flow from operating activities was ($154,000) as compared to ($581,000) in the prior year. The increase in cash flow is attributable to the improved DSO’s discussed above. Net cash provided by financing activities of $477,000 includes proceeds from issuances of common stock of $509,000 from: (i) $250,000 from the conversion of warrants exercised during the quarter by the Company’s CEO, (ii) $150,000 from the sale of units under a subscription offering initiated during the quarter, (iii) $96,000 from the sale of stock to the employees pursuant to the Company’s Employee Stock Purchase Plan and (iv) $13,000 from stock option exercises.

The Company had accounts payable of $714,000, consisting mainly of subcontractor invoices, at the end of the second quarter of fiscal year 2004 and $1,793,000 for the same quarter in fiscal year 2003.  At the end of the second quarter of fiscal year 2003, the Company had invoices totaling $1,255,000 from one subcontractor, which accounted for the majority of the significant difference between the two periods.

In the normal course of operating the business, short-term timing differences arise between when the Company pays its employees and subcontractors and when the Company receives payment from its customers. Accordingly, the Company utilizes its revolving line of credit to fund these differences.

Details of contractual obligations at December 26, 2003 are as follows:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term debt	$1,120,000	$286,000	$834,000	—	—
Operating leases	1,830,000	477,000	1,054,000	299,000	—
Total contractual cash obligations	$2,950,000	$763,000	$1,888,000	$299,000	—

The Company’s primary source of liquidity is its $2,000,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that was renewed on January 28, 2004 and expires on December 28, 2004.  The outstanding balance on the Company’s revolving line of credit was $602,000 at the end of the second quarter of FY 2004, which means the Company had $898,000 of borrowing ability remaining.  At the end of the same period in FY 2003, the line of credit balance was $698,000. The loan is collateralized by all of the Company’s assets including contract receivables.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed contract receivables that are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.25% over prime or 3.00% above Bank’s LIBOR, at the Company’s option.  Comerica Bank-California requires the Company to maintain certain covenants; at this time the Company is in compliance with all of those covenants.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital expenditure requirements. However, to the extent that the Company pursues acquisitions to achieve its growth strategy, it will need to raise additional cash or other forms of financing similar to the $3.0 million subscription offering that was initiated during this quarter.

Certain key factors, some of which are bank covenants and other ratios used by management, indicating the Company’s financial condition include:

	December 26, 2003	June 30, 2003
Current ratio	2.19	1.92
Debt to net worth	1.07	1.49
Net worth	$4,287,000	$3,079,000
Net working capital	$4,292,000	$3,166,000
Debt to total assets	52%	60%
Book value per common share	$0.69	$0.57

The above factors are calculated as follows: The current ratio is derived by dividing total current assets by total current liabilities.  Debt to net worth is calculated by dividing total liabilities (total current liabilities plus other liabilities) by net worth.  Net worth is total stockholders’ equity.  Net working capital is total current assets less total current liabilities.  Debt to total assets is total liabilities divided by total assets.  Book value per common share is stockholders’ equity related to common shares divided by the number of common shares outstanding at the end of the period.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including those that relate to revenues,  bad debts, inventory, intangible assets, income tax contingencies, stock based compensation and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  If actual results significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially impaired.

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

Our accounts receivables balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our revenue may be impacted.

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

In assessing the recoverability of the Company’s intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets.  If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges.  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment on an annual basis.  The Company recorded impairment charges for Goodwill in  FY 2003 of approximately $84,000.

Item 2a.       Factors Which May Affect Future Results

Information contained in this Form 10-QSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to the Company.

We depend upon a single customer, the U.S. government, for most of our revenues, and a decrease in its demand for our services might harm our operating results.

A substantial part of our business at the present time is with the U.S. Navy. Even though the level of business with this customer is growing and we have negotiated multiple-year contracts that include option and award years, there is no certainty that budget changes in Congress or the Department of Defense (“DoD”) will not seriously affect us.  In addition, there is no certainty that the government will exercise each option or award year available on a contract.

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

Clifton L. Cooke, Jr., Michael W. Fink, Linda E. Gagnon, Edward M. Lake, Kenneth D. Regan and Charles E. Vandeveer, are intimately involved in our business and some have day-to-day relationships with critical customers. SYS is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

As of December 26, 2003, we had issued 6,213,662 shares of common stock, convertible promissory notes that may be converted into 815,909 shares of common stock at prices ranging from $1.00 to $2.20 per share, and 2,500 warrants to purchase common stock at a price of $1.00 per share. In addition, the Company has issued 1,821,850 exercisable stock options for the acquisition of shares of common stock at various prices.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

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

As of December 26, 2003, a total of 2,809,129 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 34.1% of our stock, including stock options and warrants exercisable within 60 days of December 26, 2003; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of December 26, 2003, our executive officers, directors and affiliated persons were the beneficial owners of approximately 57.5% of our common stock, including stock options exercisable within 60 days of December 26, 2003. As a result, our executive officers, directors and affiliated persons will have significant ability to:

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

As noted in the Company’s Form 10-KSB for the year ended June 30, 2003, certain “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) were identified which, if not corrected, could result in accounting errors or impair our ability to accurately report our financial statements in a timely manner.  During the first and second quarters of FY 2004, management took steps to remedy these deficiencies and will continue to monitor and evaluate further improvements.

Based upon that evaluation and the steps noted above, Messrs Cooke and Lake concluded that as of December 26, 2003, the Company’s disclosure controls and procedures were reasonably effective in timely alerting them to material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Item 2.             Changes in Securities

During the first two quarters of FY 2004, there were 13,000 shares of common stock issued due to the exercise of stock options for $12,175.  These options had exercise prices ranging from $0.67 to $1.45.

On September 9, 2003, The Board of Directors authorized management to call the Company’s 69,781 shares of issued and outstanding 9% Series B Preference stock.  The stockholders were offered cash or an exchange for common stock using $1.75 as the per share price of the common stock.  These shareholders received approximately $60,000 in cash and $10,000 worth of common stock.

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

On October 16, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, exercised 250,000 warrants at $1.00 per common share.  These shares had a fair market value of $450,000.

On October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 note at $1.00 per common share.  These shares had a fair market value of $405,000.

The Board of Directors finalized the terms of a subscription offering at their November 6, 2003 meeting.  The resolution called for the offering to raise up to $3,000,000; half in Company common stock and half in a three-year convertible note bearing interest at 10%.  The common stock is valued at $1.60 per share.  The convertible notes may be converted to common stock at $2.20 per share.  As of December 26, 2003, the Company had completed $300,000 of its subscription offering.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

On January 22, 2004, the Company held its 2003 Annual Meeting of Shareholders.  There were 6,112,443 shares eligible as of the record date and 4,670,882 shares were represented either in person or by proxy at the meeting.  The following matters were voted on at the meeting:

(a.) Proposal to elect the Directors pursuant to management=s nominations.  This proposal was approved with 4,664,215 shares voting in favor, 6,667 shares voting against.

(b.) Proposal to approve the appointment of KPMG LLP as the independent public accountants for the corporation for its 2004 fiscal year.  This proposal was approved with 4,637,161 shares voting in favor, 17,725 shares voting against, and 15,996 shares abstaining.

Item 5.             Other Information

At the Regular Board of Directors meeting held on January 22, 2004, the following were elected as Chairman and Officers of the Company:

David A. Derby	Chairman
John M. Burns	Vice-Chairman
Clifton L. Cooke, Jr.	President and Chief Executive Officer
Edward M. Lake	Chief Financial Officer
Michael W. Fink	Secretary
Robert A. Babbush	Assistant Secretary

At the Regular Board of Directors meeting held on January 22, 2004, the following were elected as Chairman and Members of the Board of Directors’ Committees:

Audit Committee:	Executive Committee:
Thomas A. Page, Chairman	David A. Derby, Chairman
David A. Derby	John M. Burns
John R. Hicks	Clifton L. Cooke, Jr.

Compensation Committee:	Senior Advisory Committee:
John M. Burns, Chairman	Alfred M. Gray
Thomas A. Page	Clifton L. Cooke, Jr.
David A. Derby	John R. Hicks

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

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On a report dated December 10, 2003, the Company stated that upon the recommendation of its Audit Committee, it had elected to engage KPMG LLP ("KPMG") to serve as the Company's principal public accountants for fiscal year 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	February 9, 2004	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	February 9, 2004	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer