Form 10QSB
period 2004-03-26
SYS
filed 2004-05-10
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 26, 2004

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,045,958 shares of common stock, without par value, as of April 23, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1.                                     Financial Statements

SYS

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 26, 2004	June 30, 2003
ASSETS
Current assets:	$3,916,000	$19,000
Cash
Accounts receivables, net of allowance for doubtful accounts of $58,000 and $28,000	6,333,000	5,650,000
Deferred tax assets	302,000	302,000
Income tax refund receivable	—	477,000
Inventory	53,000	—
Other current assets	129,000	149,000
Total current assets	10,733,000	6,597,000

Furniture and equipment, less accumulated depreciation and amortization of $1,113,000 and $937,000	667,000	738,000
Capitalized software for internal use, net of accumulated amortization of $32,000 and $17,000	70,000	85,000
Other assets	148,000	251,000
Total assets	$11,618,000	$7,671,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings under bank line of credit	$—	$638,000
Current portion of working capital loan	153,000	167,000
Accounts payable	665,000	1,398,000
Accrued payroll and related taxes	1,620,000	932,000
Income taxes payable	310,000	—
Other accrued liabilities	302,000	266,000
Convertible notes payable	56,000	—
Current portion of capital lease obligations	33,000	30,000
Total current liabilities	3,139,000	3,431,000

Working capital loan, net of current portion	—	97,000
Convertible notes payable, net of current portion	1,525,000	638,000
Convertible notes payable to related parties, net of current portion	738,000	362,000
Capital lease obligations, net of current portion	42,000	64,000
Total liabilities	5,444,000	4,592,000
Stockholders’ equity:
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 69,781 Series B shares issued and outstanding at June 30, 2003	—	70,000
Common stock, no par value; 48,000,000 shares authorized; 7,318,140 and 5,525,790 shares issued	5,342,000	2,710,000
Common stock to be issued for accrued liability	—	82,000
Retained earnings	832,000	217,000
Total stockholders’ equity	6,174,000	3,079,000
	$11,618,000	$7,671,000

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003

Revenues	$8,094,000	$5,741,000	$23,304,000	$17,652,000
Costs and expenses:
Cost of revenues	6,785,000	5,059,000	19,297,000	14,832,000
General and administrative expenses	840,000	1,101,000	2,863,000	2,493,000
Legal settlement	—	—	—	941,000
	7,625,000	6,160,000	22,160,000	18,266,000
Income (loss) from operations	469,000	(419,000)	1,144,000	(614,000)

Other (income) expenses:	(4,000)	(2,000)	(35,000)	(6,000)
Interest income	52,000	56,000	118,000	163,000
Interest expense	48,000	54,000	83,000	157,000
Income (loss) from continuing operations before income taxes	421,000	(473,000)	1,061,000	(771,000)
Income tax provision (benefit) from continuing operations	172,000	(189,000)	442,000	(308,000)
Income (loss) from continuing operations	249,000	(284,000)	619,000	(463,000)
(Loss) from discontinued operations (less applicable income tax benefit of $152,000 and $188,000)	—	(103,000)	—	(384,000)
Net income (loss)	$249,000	$(387,000)	$619,000	$(847,000)

Income (loss) from continuing operations	$249,000	$(284,000)	$619,000	$(463,000)
Dividend requirements	—	3,000	4,000	6,000
Net income (loss) applicable to common stockholders attributable to continuing operations	249,000	(287,000)	615,000	(469,000)
Net (loss) applicable to common stockholders attributable to discontinued operations	—	(103,000)	—	(384,000)
Net income (loss) applicable to common stockholders	$249,000	$(390,000)	$615,000	$(853,000)

Basic net income (loss) per common share from continuing operations	$0.04	$(0.05)	$0.10	$(0.09)
Basic net (loss) per common share from discontinued operations	—	(0.02)	—	(0.08)
Basic net income (loss) per common share	$0.04	$(0.07)	$0.10	$(0.17)

Diluted net income (loss) per common share from continuing operations	$0.03	$(0.05)	$0.09	$(0.09)
Diluted net (loss) per common share from discontinued operations	—	(0.02)	—	(0.08)
Diluted net income (loss) per common share	$0.03	$(0.07)	$0.09	$(0.17)

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 26, 2004	March 29, 2003
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$619,000	$(463,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	191,000	184,000
Deferred income taxes	—	(216,000)
Impairment of goodwill	—	84,000
Issuance of stock for legal settlement	—	600,000
Increase in allowance for doubtful accounts	30,000	—
Accretion of debt discount	—	38,000
Bonus expense in lieu of cash paid for exercise of stock options	—	14,000
Changes in operating assets and liabilities:
Contract receivables	(713,000)	(468,000)
Receivable from related party	—	22,000
Income tax refund receivable	477,000	—
Other current assets	(33,000)	(514,000)
Inventory and other assets	103,000	(138,000)
Accounts payable	(733,000)	444,000
Accrued payroll and related taxes	856,000	460,000
Income taxes payable	310,000	—
Other accrued liabilities	36,000	192,000
Net cash provided by operating activities of continuing operations	1,143,000	239,000
Net cash used in discontinued operations	—	(284,000)
Net cash provided by (used in) operating activities	1,143,000	(45,000)
Cash Flows From Investing Activities - Acquisition of furniture and equipment	(105,000)	(270,000)
Cash Flows From Financing Activities:
Net line of credit borrowings (payments)	(638,000)	138,000
Payments of related party note payable	—	(51,000)
Payments of notes payable	(111,000)	(111,000)
Payments of capital lease obligations	(19,000)	(43,000)
Payments of dividends on preference stock	(4,000)	(6,000)
Cash paid due to call on preference stock	(60,000)	—
Proceeds from convertible notes payable	1,600,000	—
Proceeds from issuance of common stock	2,091,000	156,000
Net cash provided by financing activities	2,859,000	83,000
Net increase (decrease) in cash	3,897,000	(232,000)
Cash at beginning of period	19,000	260,000
Cash at end of period	$3,916,000	$28,000

Supplemental disclosure of cash flow data:
Interest paid	$93,000	$99,000
Income taxes paid	$23,000	$81,000
Supplemental disclosure of noncash investing and financing activities:
Offset of subscriptions receivable from Company officers with accrued compensation		$45,000
Common stock issued upon exercise of convertible note	$281,000
Common stock issued upon conversion of preference stock	$10,000
Common stock issued for accrued liability	$82,000
Common stock issued to ESOP as contribution	$168,000

See accompanying Notes to Condensed Consolidated Financial Statements.

SYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 26, 2004

(1)                                  General

In the opinion of the management, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of the consolidated financial position of SYS and subsidiaries as of March 26, 2004 and June 30, 2003 and the consolidated results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company’s Report on Form 10-KSB for the fiscal year ended June 30, 2003.

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

The results of operations for the nine months ended March 26, 2004 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

In fiscal years prior to 2003, the Company identified and reported on two industry segments, SYS Division and Testmasters Division.  The SYS Division works primarily as a contractor for U.S. defense contractors and the U.S. Government, and the Testmasters Division primarily provided software testing services to industry.  The Company ceased reporting the Testmasters Division as a segment after the first quarter of 2003 as the business was included in the Integrated Information Solutions (IIS) Division.  Effective June 30, 2003, the Company consolidated its Training business with the Testmasters business and then sold the combined businesses as of the same date.  Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued and wound down as of June 30, 2003.  The condensed consolidated financial statements have been restated to reflect the results of operations sold or discontinued businesses as discontinued operations in accordance with SFAS No. 144.

Substantially all of the Company’s operations are conducted in the United States.

Certain amounts in the FY 2003 condensed consolidated financial statements have been reclassified to conform to the FY 2004 presentation.

(2)                                  Stock-Based Compensation

The following table summarizes certain information regarding stock options issued under the SYS 1997 Incentive Stock Option and Restricted Stock Plan and the SYS 2003 Stock Option Plan, as well as warrants issued for the nine month period ended:

	March 26, 2004
	Options or Exercise Price Per Share	Weighted Average Exercise Price

Balance outstanding at beginning of period	1,846,350	$1.17

Granted	378,750	$1.93

Exercised	(366,887)	$1.02

Cancelled	(177,028)	$1.08
Balance outstanding at end of period	1,681,185	$1.39

Price range at end of period	$0.63 to $2.30

Weighted average fair value of options and warrants granted during the period	$0.65

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company’s stock at the date of the grant over the exercise price of the related option.

Had compensation costs for the company’s stock options been determined based on the fair value method under SFAS No. 123, the company’s net income and earnings per share would have been as follows for the three and nine months ended March 26, 2004 and March 29, 2003, respectively:

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003
Net income (loss) - applicable to common stockholders - as reported - basic	$249,000	$(390,000)	$615,000	$(853,000)
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - basic	70,000	60,000	248,000	183,000
Net income applicable to common stock - pro forma - basic	$179,000	$(450,000)	$367,000	$(1,036,000)
Net income (loss) - applicable to common stockholders - as reported - diluted	$277,000	$(390,000)	$671,000	$(853,000)
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - diluted	70,000	60,000	248,000	183,000
Net income applicable to common stockholders - pro forma - diluted	$207,000	$(450,000)	$423,000	$(1,036,000)
Basic income per common share:
As reported	$0.04	$(0.07)	$0.10	$(0.17)
Pro forma	$0.03	$(0.08)	$0.06	$(0.20)
Diluted income per common share:
As reported	$0.03	$(0.07)	$0.09	$(0.17)
Pro forma	$0.02	$(0.08)	$0.05	$(0.20)

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

During FY 2002, the Company issued three-year convertible notes payable in exchange for $1,000,000 in cash to related and unrelated parties.  The notes bear interest at an annual rate of 10%, are unsecured and mature on various dates starting November 8, 2004, which date can be extended by one year at the election of the note holder.  Each note has a conversion feature whereby the noteholder can convert at any time the unpaid principal balance at the rate of $1.00 per share into the Company’s common stock, which represents the fair value of the common stock on the day the notes were issued. During fiscal year 2004, convertible notes with a value of $281,000 were converted to common stock, including a $225,000 note payable to the Company’s CEO (See Note 7).  Of the remaining $719,000 in notes, unless they are converted, $56,000 will be payable in the second quarter of fiscal year 2005 and $663,000 will be payable in the second and third quarters of fiscal year 2006. The Company deferred approximately $105,000 of expenses associated with these notes payable, which are included in other assets and are being amortized over the life of the notes.  As of March 26, 2004, the unamortized balance was $25,000.

During the quarter ended March 26, 2004, the Company completed a subscription offering raising $3,200,000 for working capital and acquisition financing. The offering consisted of $50,000 units comprised of 50% common stock and 50% convertible notes.  The notes bear interest at 10%, are unsecured and mature on December 31, 2006.  The common stock was priced at $1.60 per share, which represented an approximate 15% discount to market at the time the financing was approved by the Board.  This discount will be prorated to each of the two elements in the unit offering resulting in an adjusted relative fair value of common stock and convertible notes.  The discounted convertible notes will be ratably accreted to the face value of the notes over the three-year maturity period.  The convertible notes may be converted to common stock at any time during the three-year period at $2.20 per share, a premium to market at the time of issuance.  The relative fair value conversion price, adjusted for the discount discussed above, was also at a premium to market.

Certain units were sold to directors, officers and employees of the Company.  As of March 26, 2004, the total principal balance of all convertible notes payable to related parties amounted to $737,500.  Of this amount, $212,500 is from the FY 2002 offering and $525,000 is from the FY 2004 offering.

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period:

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003
Numerators:
Income (loss) from continuing operations	$249,000	$(284,000)	$619,000	$(463,000)
Deduct - preference stock dividend requirements applicable to continuing operations	—	3,000	4,000	6,000
Income (loss) applicable to common stockholders from continuing operations - basic	249,000	(287,000)	615,000	(469,000)
Add - interest on convertible notes, net of tax effects	28,000	—	56,000	—
Income (loss) applicable to common stockholders from continuing operations - diluted	277,000	(287,000)	671,000	(469,000)

Loss applicable to common stockholders from discontinued operations	—	(103,000)	-	(384,000)
Net income (loss) applicable to common stockholders	$277,000	$(390,000)	$671,000	$(853,000)

Denominators:
Weighted average shares for basic net income per common share	6,950,042	5,300,648	6,159,876	5,072,864
Add effects of dilutive securities from assumed exercise of stock options and warrants and application of treasury stock method	587,430	—	527,467	—
Add effects of the conversion of the Company’s convertible promissory notes	1,229,514	—	1,031,918	—
Weighted average shares for diluted net income (loss) per common share	8,766,986	5,300,648	7,719,260	5,072,864

Basic net income (loss) per common share from continuing operations	$0.04	$(0.05)	$0.10	$(0.09)
Basic net (loss) per common share from discontinued operations	—	$(0.02)	$—	$(0.08)
Basic net income (loss) per common share	$0.04	$(0.07)	$0.10	$(0.17)

Diluted net income (loss) per common share from continuing operations	$0.03	$(0.05)	$0.09	$(0.09)
Diluted net loss per common Share from discontinued operations	-	(0.02)	$-	$(0.08)
Diluted income (loss) per common share	$0.03	$(0.07)	$0.09	$(0.17)

Excluded from the table above in FY 2003 are the Company’s convertible promissory notes that may be converted into 1,000,000 shares of common stock and the assumed exercise of stock options and warrants, calculated based on the treasury stock method, into 594,032 and 484,495 shares of common stock at the quarter and period ends, respectively, as these would be anti-dilutive due to the losses in those periods. Excluded from the treasury stock calculation in FY 2004 are 122,000 and 227,000 shares of common stock at the quarter and period ends, respectively, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.

(5)                                  Line of Credit and Working Capital Loan

The Company’s primary source of liquidity is its $2,000,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that was renewed on January 28, 2004 and expires on December 28, 2004.  The outstanding balance on the Company’s revolving line of credit was zero at the end of the third quarter of FY 2004, providing the Company with $2,000,000 of borrowing availability.  At the end of the same period in FY 2003, the line of credit balance was $138,000. The loan is collateralized by all of the Company’s assets including accounts receivable.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed accounts receivable that are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.25% over prime or 3.00% above Bank’s LIBOR, at the Company’s option.  Comerica Bank-California requires the Company to maintain certain covenants and at March 26, 2004 the Company was in compliance with all of those covenants.

At March 26, 2004, the Company had an outstanding balance of $153,000 under a $500,000 working capital loan provided by the same bank, which expires on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and bears interest at 0.75% above the prime rate.

(6)                                  Legal Matters

On March 19, 2003, the Company was served notice that it was named in a lawsuit filed in the Superior Court of California, County of Orange, on March 10, 2003.  The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise, Inc.  The Plaintiffs were George M. Colin, William Czapar, Dan Birdsall and Brian Patterson.

The Plaintiffs claimed to have suffered losses and sought damages of $980,000, plus interest, administrative fees and other consideration.  On April 21, 2004, the Superior Court sustained the Company’s demurrer to the plaintiffs’ complaint and did not allow the plaintiffs to further amend, thus ending the case.  The Company has requested that judgment entered against the plaintiffs, which Counsel anticipates will be granted as a matter of course.

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time.

(7)                                  Stockholders’ Equity

During the first three quarters of FY 2004, there were 116,887 shares of common stock issued due to the exercise of stock options for $123,627.  These options had exercise prices ranging from $0.625 to $1.57.

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

On October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 convertible notes at $1.00 per common share.  These shares had a fair market value of $405,000.  During the third quarter, three other note holders chose to convert their notes valued at $56,250 at $1.00 per share.

On February 12, 2004, the Company issued 63,086 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from July 1, 2003 to December 31, 2003.  These shares had a fair market value of  $129,957 on the date of issuance.

As discussed in Note 3, the Company completed a subscription offering raising $3,200,000 for working capital and acquisition financing. The offering consisted of $50,000 units comprised of 50% common stock and 50% convertible notes.  In connection with this offering, 1,000,005 shares of common stock were issued in exchange for $1.6 million in cash.

(8)                                  Subsequent Event

Subsequent to period end, on March 31, 2004, SYS acquired all of the outstanding stock of Polexis, Inc., a privately held, San Diego-based provider of advanced data management software, for approximately $6.5 million in cash, stock, notes, and assumption of debt. The transaction was completed pursuant to an Agreement and Plan of Merger among SYS, Shadow Research International, Inc., a wholly owned subsidiary of SYS and Polexis, Inc. and the Polexis principal shareholders (“Agreement”). As a result of the acquisition, Polexis Inc. became a wholly owned subsidiary of SYS and, therefore, will be included in the consolidated financial results of SYS effective for periods subsequent to March 31, 2004.

The merger consideration consisted of (i) $3,250,000 in cash, (ii) 697,973 shares of SYS common stock with a value of $1,598,000 based on an average closing price of $2.29 prior to and after the closing, (iii) $1,375,000 in unsecured subordinated convertible notes, and (iv) assumption of $325,000 bank indebtedness.  Proceeds from the recently completed Subscription Offering were used to pay the cash portion of the transaction.

The excess of the Company’s purchase price over the estimated fair value of the net assets acquired amounted to approximately $5.8 million, which consists of goodwill and other intangible assets.  An independent valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the independent valuation during the fourth quarter of FY 2004.

The following summary presents pro forma consolidated results of operations for the nine months ended March 26, 2004 and March 29, 2003 as if the acquisition described above had occurred at the beginning of each fiscal year ending June 30, 2004 and 2003 and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP (as reported) to pro forma financial results for the nine months ended March 26, 2004 and March 29, 2003:

	Nine months ended March 26, 2004			Nine months ended March 29, 2003
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma

Revenues	$23,304,000	$6,059,000	$29,363,000	$17,652,000	$5,877,438	$23,529,438
Operating Income	$1,144,000	$499,973	$1,643,973	$(614,000)	$403,400	$(210,600)
Net income (loss)	$615,000	$230,555	$845,555	$(853,000)	$160,927	$(692,073)

Net income per common share:
Basic	$0.10	$0.02	$0.12	$(0.17)	$0.05	$(0.12)
Diluted	$0.09	$0.02	$0.11	$(0.17)	$0.05	$(0.12)
Weighted average shares outstanding:
Basic	6,159,876	697,973	6,857,849	5,072,864	697,973	5,770,837
Diluted	7,719,260	1,290,645	9,009,905	5,072,864	697,973	5,770,837

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operation.   In January 2004, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions.  The revised guidance is effective for the first reporting period beginning after December 15, 2003.  The adoption of the provisions of FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”  (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101,  “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit. Of our total year to date revenues from our government business in 2004, approximately 33 % were generated by time and materials contracts, approximately 63% were generated by cost reimbursement contracts and approximately 4% were generated by fixed-price contracts.

Enterprise Solutions Division (ESD)

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003
Revenue for ESD	$4,491,000	$3,262,000	$13,170,000	$10,313,000
Percent of revenue for Company	55%	57%	57%	58%

ESD is based in Oxnard, California and is adjacent to major Navy activities, which includes the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.

ESD performs engineering services, operational analysis and information technology services in support of Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company’s facilities for analysis and on the customer site for direct support. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Navy prime Information Technology contractor.

Revenues increased approximately 38% and 28% for the three and nine month periods in FY 2004, as compared to the same periods of FY 2003.  The primary reason for the increase in revenues is additional tasking on existing contracts.  During the nine month period ended March 26, 2004, the largest increases were on the UNREP and NMCI contracts described below.

ESD had revenue of $13,171,000 or 57% of the Company’s revenue for the first three quarters of FY 2004.  Some of this Division’s major contracts include:

•             U.S. Navy Underway Replenishment (UNREP) prime contract that has been held by the Company since 1982.

•             Management, Planning, Analytical and Administrative (MPAA) prime contract, which supports the U.S. Navy’s Port Hueneme Division, Naval Surface Warfare Center.

•             Navy Marine Corps Intranet (NMCI) subcontract for information technology services.

The MPAA contract’s third option year expired on January 31, 2004.  On January 26, 2004, the company received a 60-day extension on the MPAA contract plus a clean up period through June 30, 2004.  The Company was informed that the final option year on the MPAA contract would not be exercised and that the government would instead issue a new one year contract that would be set aside for a small business with a three year revenue average of under $6 million.  Since the Company does not qualify for that small business rating, it teamed with a small business that could comply with that rating.  The Company was notified on March 31, 2004 that its team did not win the contract; however, the company that was the announced contract winner was subsequently disqualified.  If the Company’s team does not win this contract, the Company will try to move work currently being performed on the MPAA contract to other contracts held by the Company.  Regardless of the outcome of this new contract, the Company does not expect to retain all of the work presently being performed under the MPAA contract in 2005, which may result in a loss of revenue.  Through March 26, 2004, this contract accounted for $4.0 million or approximately 17% of the Company’s revenue.

Integrated Information Solutions Division (IISD)

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003
Revenue for IISD	$2,141,000	$1,254,000	$6,036,000	$3,636,000
Percent of revenue for Company	26%	22%	26%	21%

IISD is based in San Diego, California.  This division provides Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) system engineering services and solutions, which includes such activities as providing our The Assessment Profiling System (TAPS) Decision Support System to manage the Information Operations Campaign by the 8th Army in Korea; providing technical and managerial personnel to design, develop and fabricate integrated sensors and communications devices in the Integrated Circuit Fabrication Facility at SPAWAR Systems Center in San Diego; develop new communications architectures for combining strategic and tactical communications and data links into a single composite network; and support SPAWAR Headquarters assessments of FORCENet related capabilities and programs.

The customer base includes Space and Naval Warfare Systems Command (SPAWAR) Headquarters, SPAWAR Systems Center San Diego, Naval Air Systems Command (NAVAIR), Defense Advanced Research Programs Agency (DARPA), as well as numerous operational commands and other DOD industry partners such as Boeing and British Aerospace Corporation.  The IIS personnel work closely with Office of Naval Research, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

Revenues increased approximately 71% and 66% for the three and nine month periods in FY 2004, as compared to the same periods of FY 2003.  The primary reason for the increase in revenues is additional tasking on existing contracts.  During the nine month period ended March 26, 2004, the largest increases were on the SPAWAR and SAIC contracts described below.

IISD had revenue of $6,036,000 or 26% of the Company’s revenue for the first three quarters of FY 2004.  Some of this Division’s major contracts include:

•             Prime contract with SPAWAR Systems Center’s Joint and National Systems Division.  Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, SAIC, and BAE.

•             Subcontract with Science Applications International Corporation (SAIC) on its SPAWAR Systems Engineering & Integration contract.

•             Prime contract with SPAWAR Systems Center’s Information Assurance and Engineering Division.  Subcontractors on this contract are Science Applications International Corporation, Booz—Allen & Hamilton, Inc, American Systems Corporation, Galaxy Scientific Corporation and Nathan Kunes, Inc.

Systems Engineering and Management Division (SEMD)

	Three months ended		Nine months ended
	March 26, 2004	March 29, 2003	March 26, 2004	March 29, 2003
Revenue for SEMD	$1,462,000	$1,309,000	$4,098,000	$3,787,000
Percent of revenue for Company	18%	23%	18%	21%

SEMD is based in Arlington, Virginia with a second office located in Chesapeake, Virginia.  A third office is currently being established in San Antonio, Texas.

SEMD performs Department of Defense Acquisition Program Management, Navy Combat System Safety Engineering, Communications and other Information Technology Engineering and Support Services, Port Engineering for ship equipment installations, training, and Budgeting and Financial Management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), and the Combat System Operating Sequencing System (CSOSS).

Revenues increased approximately 12% and 8% for the three and nine month periods in FY 2004, as compared to the same periods of FY 2003.  The primary reason for the increase in revenues is additional tasking on existing contracts.  During the nine month period ended March

26, 2004, the largest increases were on the GSA contracts described below.

SEMD had revenue of $4,098,000 or 18%of the Company’s revenue for the first three quarters of FY 2004.  Some of this Division’s major contracts include:

•             Subcontract for the Naval Sea Systems Command’s Professional Support Services Multiple Award Contract (NAVSEA MAC).

•             Technical support under a GSA contract to the Battle Force Tactical Training (BFTT) program for Naval Sea Systems Command.

General Services Administration Contracts

The Company has three contracts from the General Services Administration (GSA).  These three contracts are for Information Technology, Financial and Business Solutions and Professional Engineering Services.  These contracts, which are time and material based, have proven to be a means to develop new customers and these contracts are registered in the GSA Advantage System.  The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. Revenues of $ 4,594,000 from those contracts are included within the divisional revenues noted above.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and nine-month periods ended for fiscal years 2004 and 2003 (in thousands):

	Three Months Ended				Nine Months Ended
	Mar. 26 2004%		Mar. 29 2003%		Mar. 26 2004%		Mar. 29 2003%
Revenues	$8,094	100.0	$5,741	100.0	$23,304	100.0	$17,652	100.0
Costs and expenses:
Cost of revenues	6,785	83.8	5,059	88.1	19,297	82.8	14,832	84.0
General and Administrative expenses	840	10.4	1,101	19.2	2,863	12.3	2,493	14.1
Legal settlement	—	—	—				941	5.3
Totals	7,625	94.2	6,160	107.3	22,160	95.1	18,266	103.5
Income (loss) from operations	469	5.8	(419)	(7.3)	1,144	4.9	(614)	(3.5)

Revenues increased approximately 41% and 32% for the three and nine month periods for FY 2004, as compared to the same periods of FY 2003. As discussed previously, each division had an increase in revenues and the primary reason for the increase in revenues is additional tasking on existing contracts.

Cost of revenues include all direct costs such as labor and materials and indirect costs such as subcontractors and overhead. The Company generally recognizes revenue as services are performed under contracts.  The cost of revenues is primarily direct labor with subcontracting and overhead as secondary costs. Since direct labor is fully burdened, any increase or decrease in the mix of direct labor to other direct costs from period to period will have a significant impact on revenues and operating margins.

Historically, cost of revenues approximates 83% of revenues. For the recent quarter ended, cost of revenues were approximately 83.8% of revenues, which is a 4.9% decrease from the previous year’s same quarter.  The primary reason for the decrease is a reduction in subcontractor costs in the current quarter.  Year to date cost of revenues were approximately 82.8% of revenues, which is a 1.6% decrease from the previous year’s same period. The primary reason for the decrease is the same reduction in subcontractor costs as noted for the quarter.

General and administrative (G & A) expenses, which consist principally of corporate support, have increased by approximately $370,000 over the same nine-month period from the prior year.  Although this is a 15% increase over the prior year’s costs, revenue increased 32% over this same period. The primary reasons for the increased costs year to date were due to additional salaries, audit expenses, director fees and estimated accruals for certain expenses, which accounts for the year to date increase.  For the quarter, G & A expenses decreased $261,000 as compared to the same quarter in the prior year.  The primary reason for the decrease is that the prior year quarter included costs associated with a terminated acquisition.

The increased salaries relate to key management personnel who are responsible for (i) executing on the Company’s growth strategy including the recent fund raising and acquisition activities and  (ii) ensuring the Company’s ability to comply with the increased costs of being a publicly traded company under the recent Sarbanes-Oxley legislation. Audit expenses have increased significantly and are expected to continue increasing as reporting and compliance obligations have been increased for both the Company and the independent accountants.  The estimated accruals are based on an incentive compensation plan put in place during the current fiscal year.

The Company’s interest expense decreased approximately 7% and 28% for the three and nine month periods, respectively, for FY 2004, as compared to the same periods of FY 2003.  Interest expense decreased due to improvements in working capital resulting in less use of the Company’s line of credit with Comerica Bank-California.  Additionally, the accretion of a debt discount recorded as interest expense was ended in FY 2003.  The Company will incur additional interest expense in future periods due to the notes associated with the subscription offering.

Income from operations improved to $469,000 and $1,144,000 for the third quarter and year to date in 2004 as compared to a loss from operations of ($419,000) and ($614,000) for the same periods in the prior fiscal year. This improvement is directly attributable to the elimination of losses from discontinued operations and the legal settlement. Current year to date operating margins are 4.9%, which is representative of margins for a services based defense contract business.

During the first three quarters of FY 2003, the Company had combined losses of approximately $384,000 in its Training Division and Walk-Up Systems Divisions, after the applicable income tax benefit.  As these divisions were discontinued at the end of 2003, no such losses were incurred in 2004.  The Training Division was sold and the Walk-Up Systems Division was wound down.

Income taxes reflect effective rates of 42% year to date in fiscal year 2004, compared to tax benefits in the prior year due to the losses. The rates in the current year reflect the expected tax provision rate for the full fiscal year. The expected tax provision rates are impacted by estimated changes in annual book income and the estimated tax deductibility of certain operating expenses.

Net income is $249,000 and $619,000 for the third quarter and year to date in fiscal year 2004 as compared to a net loss of ($387,000) and ($847,000) for the same periods in the prior fiscal year. The improvement in net income is based on the improved income from operations as discussed above.

Funded contract backlog (the Company has been awarded contracts which have been funded by the customer) was approximately $13,845,000 at the end of the third quarter of FY 2004 compared to $11,093,000 for the same quarter in FY 2003. The amount of funded backlog at any one time will generally approximate one to two quarters of revenues.

Contracts undertaken by the Company may extend beyond one year.  Accordingly, portions are carried forward from one year to the next as part of backlog.  Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.  Although funded backlog represents only business that is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur.  The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of our costs incurred and potential fees.

Liquidity and Capital Resources

The Company had net accounts receivable of $6,333,000 at the end of the third quarter of fiscal year 2004 and $4,860,000 for the same quarter ended in fiscal year 2003. Revenues grew by 32% for the nine month period ended March 26, 2004 compared to the same period in the prior year, accounts receivables grew by approximately the same amount.

Cash flow from operating activities was $1,143,000 as compared to ($45,000) in the prior year. The increase in cash flow is attributable to increased net income, an income tax refund of $477,000, accrued payroll and related taxes decreasing by $856,000, and accrued income taxes decreasing by $310,000. Net cash provided by financing activities of $2,859,000 includes proceeds from issuance of convertible notes payable of $1,600,000, and proceeds from issuances of common stock of $2,091,000, and payments on notes of $768,000, payment of dividends of $4,000, payment of $60,000 due to the call on the preference stock.

The Company had accounts payable of $665,000 at the end of the third quarter of fiscal year 2004 and $1,398,000 for the same quarter in fiscal year 2003.  At the end of the third quarter of fiscal year 2003, the Company had one invoice totaling $495,000 from one subcontractor, which accounted for the majority of the significant difference between the two periods.

In the normal course of operating the business, short-term timing differences arise between when the Company pays its employees and subcontractors and when the Company receives payment from its customers. Accordingly, the Company utilizes its revolving line of credit to fund these differences.

Details of contractual obligations at March 26, 2004 are as follows:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term debt	$2,547,000	$242,000	$2,305,000	—	—
Operating leases	2,330,000	625,000	1,480,000	225,000	—
Total contractual cash obligations	$4,877,000	$867,000	$3,785,000	$225,000	—

The Company’s primary source of liquidity is its $2,000,000 revolving line of credit facility under a loan agreement with Comerica Bank-California that was renewed on January 28, 2004 and expires on December 28, 2004.  The outstanding balance on the Company’s revolving line of credit was zero at the end of the third quarter of FY 2004, providing the Company with $2,000,000 of borrowing availability.  At the end of the same period in FY 2003, the line of credit balance was $138,000. The loan is collateralized by all of the Company’s assets including accounts receivable.  Comerica Bank-California advances funds to the Company of up to 80% of the Company’s billed accounts receivable that are less than 90 days old.  Comerica Bank-California charges an interest rate of 0.25% over prime or 3.00% above Bank’s LIBOR, at the Company’s option.  Comerica Bank-California requires the Company to maintain certain covenants and at March 26, 2004 the Company was in compliance with all of those covenants.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital expenditure requirements. However, to the extent that the Company pursues acquisitions to achieve its growth strategy, it may need to raise additional cash or other forms of debt or equity financing.  There can be no assurance that the Company will be able to obtain additional debt or equity financing or obtain such financing on terms favorable to the Company and its existing investors.

Certain key factors, some of which are bank covenants and other ratios used by management, indicating the Company’s financial condition include:

	March 26, 2004	June 30, 2003
Current ratio	3.42	1.92
Debt to equity	0.88	1.49
Stockholders’ equity	$6,174,000	$3,079,000
Net working capital	$7,594,000	$3,166,000
Debt to total assets	47%	60%
Book value per common share	$0.84	$0.57

The above factors are calculated as follows: The current ratio is derived by dividing total current assets by total current liabilities.  Debt to equity is calculated by dividing total liabilities (total current liabilities plus other liabilities) by stockholders’ equity.  Net working capital is total current assets less total current liabilities.  Debt to total assets is total liabilities divided by total assets.  Book value per common share is stockholders’ equity related to common shares divided by the number of common shares outstanding at the end of the period.

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

Revenues are primarily derived from contracts with agencies of the U.S. Government.  Revenues on fixed-price contracts are recorded on the percentage completion method in the ratio that costs incurred bear to total estimated costs at completion.  Revenues on cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, are generally recognized as work is performed and billed to the customer.  Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency before final acceptance.  Revenues have been recorded at amounts expected to be realized upon final settlement.

Our accounts receivables balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our revenue may be impacted.  Historically, the Company has not incurred the adjustments discussed above.

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

As of March 26, 2004, we had issued 7,318,140 shares of common stock, convertible promissory notes that may be converted into 1,446,023 shares of common stock at prices ranging from $1.00 to $2.20 per share, and 2,500 warrants to purchase common stock at a price of $1.00 per share. In addition, the Company has issued 1,684,500 exercisable stock options for the acquisition of shares of common stock at various prices.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

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

As of March 26, 2004, a total of 3,378,137 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 37.4% of our stock, including stock options and warrants exercisable within 60 days of March 26, 2004; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of March 26, 2004, our executive officers, directors and affiliated persons were the beneficial owners of approximately 54.4% of our common stock, including stock options exercisable within 60 days of March 26, 2004. As a result, our executive officers, directors and affiliated persons will have significant ability to:

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

As noted in the Company’s Form 10-KSB for the year ended June 30, 2003, the Company’s recent rapid growth has outpaced the growth of the Company’s control systems.  In connection with our year-end audit, senior management and our Audit Committee have been informed by our independent auditors that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review.

Mr. Cooke and Mr. Lake determined that these material weaknesses, together with certain other deficiencies, if not addressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner.

Management has taken the following steps to remedy these deficiencies:

•                                          During the fourth quarter of FY 2003, a new independent director was elected to our Board of Directors who has an extensive financial background and in FY 2004 this Director was named the Chairman of the Audit Committee;

•                                          The Audit Committee established a reporting timetable whereby Management must report to the Audit Committee all corrective actions taken and scheduled quarterly updates on the controls and procedures;

•                                          Management implemented procedures to ensure improved monitoring of our IT systems, segregation of duties and documentation for transactional authorization and approvals;

•                                          Updated written policies and procedures have been completed to standardize and improve processes, including procedures relating to systems, finance policies and internal controls;

•                                          Management is developing internal control and internal audit checklists that we will be implementing in the fourth quarter;

Management will continue to monitor and evaluate further improvements.

Based upon that evaluation and the steps noted above, Messrs. Cooke and Lake concluded that as of March 26, 2004, the Company’s disclosure controls and procedures were reasonably effective in timely alerting them to material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings

On March 19, 2003, the Company was served notice that it was named in a lawsuit filed in the Superior Court of California, County of Orange, on March 10, 2003.  The lawsuit was brought by associates of former Company Chairman and Chief Executive Officer, Robert D. Mowry who had a relationship with Mowry through Big Canyon Investments, Inc. and UniPrise, Inc.  The Plaintiffs were George M. Colin, William Czapar, Dan Birdsall and Brian Patterson.

The Plaintiffs claimed to have suffered losses and sought damages of $980,000, plus interest, administrative fees and other consideration.  On April 21, 2004, the Superior Court sustained the Company’s demurrer to the plaintiffs’ complaint and did not allow the plaintiffs to further amend, thus ending the case.  The Company has requested that judgment entered against the plaintiffs, which Counsel anticipates will be granted as a matter of course.

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time.

Item 2.                                     Changes in Securities

During the first three quarters of FY 2004, there were 116,887 shares of common stock issued due to the exercise of stock options for $123,627.  These options had exercise prices ranging from $0.625 to $1.57.

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

On October 20, 2003, Clifton L. Cooke, Jr., the Company’s President and CEO, converted his $225,000 convertible notes at $1.00 per common share.  These shares had a fair market value of $405,000.  During the third quarter, three other note holders chose to convert their notes valued at $56,250 at $1.00 per share.

On February 12, 2004, the Company issued 63,086 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from July 1, 2003 to December 31, 2003.  These shares had a fair market value of  $129,957 on the date of issuance.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company completed a subscription offering raising $3,200,000 for working capital and acquisition financing. The offering consisted of $50,000 units comprised of 50% common stock and 50% convertible notes.  In connection with this offering, 1,000,005 shares of common stock were issued in exchange for $1.6 million in cash.

Subsequent to period end, on March 31, 2004, SYS acquired all of the outstanding stock of Polexis, Inc., a privately held, San Diego-based provider of advanced data management software, for approximately $6.5 million in cash, stock, notes, and assumption of debt. The transaction was completed pursuant to an Agreement and Plan of Merger among SYS, Shadow Research International, Inc., a wholly owned subsidiary of SYS and Polexis, Inc. and the Polexis principal shareholders (“Agreement”). As a result of the acquisition, Polexis Inc. became a wholly owned subsidiary of SYS and, therefore, will be included in the consolidated financial results of SYS effective for periods subsequent to March 31, 2004.

The merger consideration consisted of (i) $3,250,000 in cash, (ii) 697,973 shares of SYS common stock with a value of $1,598,000 based on an average closing price of $2.29 prior to and after the closing, (iii) $1,375,000 in unsecured subordinated convertible notes, and (iv) assumption of $325,000 bank indebtedness.  Proceeds from the recently completed Subscription Offering were used to pay the cash portion of the transaction.

The excess of the Company’s purchase price over the estimated fair value of the net assets acquired amounted to approximately $5.8 million, which consists of goodwill and other intangible assets.  An independent valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the independent valuation during the fourth quarter of FY 2004.

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

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On a report dated December 10, 2003, the Company stated that upon the recommendation of its Audit Committee, it had elected to engage KPMG LLP (“KPMG”) to serve as the Company’s principal public accountants for fiscal year 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	May 10, 2004	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	May 10, 2004	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer