Form 10KSB
period 2004-06-30
SYS
filed 2004-09-29
CIK 96057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, No Par Value

Preferred Stock, $.50 Par Value

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the fiscal year ended June 30, 2004 were $34,895,000.

APPLICABLE TO CORPORATE REGISTRANTS

As of June 30, 2004, 8,121,921 shares of Common stock, no par value, were issued and outstanding, no shares of Preferred stock, $0.50 par value, and no shares of Preference stock, $1.00 par value.

The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2004 was $13,661,518 and 4,727,169, respectively.  The total number of non-affiliate shares of Common stock was multiplied by $2.89 per share (the average of the high and low prices of such shares of Common stock on June 30, 2004) to determine the aggregate market value of non-affiliate shares of Common stock set forth above.  (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.)  The approximate total aggregate market value of Common stock, including affiliates, is $23,472,352.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes    ☐ No    ☒.

SYS

FOR FISCAL YEAR ENDED JUNE 30, 2004

FORM 10-KSB ANNUAL REPORT

INDEX

PART I

Item 1.	DESCRIPTION OF BUSINESS.

Business Development

Business of Issuer

Contract Backlog

Customers

Competitive Conditions

Environmental Laws

Employees

Available Information

Factors Which May Affect Future Results

Item 2.	DESCRIPTION OF PROPERTY.

Item 3.	LEGAL PROCEEDINGS.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Selected Financial Data

Critical Accounting Policies and Estimates

Results of Operations

Liquidity and Working Capital

Off-Balance Sheet Arrangements

Item 7.	FINANCIAL STATEMENTS.

PART I

Item 1.  Description of Business

Business Development

The Company provides engineering, technical, financial and management services.  The Company was formed and incorporated in the State of California in 1966 as Systems Associates, Inc.  It became a public corporation in 1968.  The Company changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS.  On June 19, 2002, the Board of Directors adopted a resolution to use the DBA of SYS Technologies, Inc.  The Company corporate offices have been in San Diego, California since February 19, 1984.

On March 31, 2004, the Company acquired all of the outstanding stock of Polexis, Inc., a privately held, San Diego-based provider of advanced data management software, for approximately $6.5 million in cash, stock, notes, and assumption of debt. The transaction was completed pursuant to an Agreement and Plan of Merger among SYS, a wholly owned subsidiary, Shadow Research International, Polexis, Inc. and the Polexis principal shareholders. As a result of the acquisition, Polexis Inc. became a wholly owned subsidiary of SYS and, therefore, is included in the consolidated financial results of SYS effective on April 1, 2004.

In fiscal years prior to 2003, the Company identified and reported on two industry segments, SYS Division and Testmasters Division.  The SYS Division works primarily as a subcontractor to U.S. defense contractors and as a prime contractor to the U.S. Government, and the Testmasters Division primarily provided software testing services to industry.  The Company began reporting under one segment after the first quarter of 2003 at which time the Testmasters Division was reorganized into the Integrated Information Solutions (IIS) Division.  Subsequently, effective June 30, 2003, the Company consolidated its remaining Training business with the Testmasters business and then sold the combined businesses as of the same date.  At such time the Company determined that the Testmasters operations did not qualify as a component of an entity as defined under FAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” because its operations and cash flows could not be clearly distinguished.  Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued and wound down as of June 30, 2003.

During the period from December, 2003 through February, 2004, the Company received net cash proceeds of $3,174,000 in connection with the sale of 64 debt and equity units, pursuant to private-placement subscription agreements. Each Unit consisted of (i) 15,625 shares of the Company’s common stock at a price of $1.60 per share and (ii) a $25,000 10% unsecured convertible note, which is convertible into 11,364 shares of common stock. To date, no notes have been converted. The notes bear interest at 10% and are convertible into our common stock at $2.20 a share. The unconverted portion of the notes is due and payable on December 31, 2006.

Business of Issuer

SYS Technologies (“SYS or “the Company”) has provided engineering, technical, financial and management services to commercial and U.S. government customers since 1966. The Company currently has several multiple-year management and engineering service contracts with the U.S. Navy and the U.S. Government’s General Services Administration.

The Company is currently organized into three divisions all of which are classified as one segment under the provisions of SFAS No. 131, as follows:

•                  Enterprise Solutions Division

•                  Integrated Solutions Group Division

•                  Systems Management and Engineering Division

Revenues have grown internally through establishing new business units with experienced senior executives who have demonstrated the ability to grow these business units and expand the customer base. We expect that this trend will continue.  Concurrently, we have made acquisitions and will continue to evaluate additional acquisition and investment opportunities, if the transactions are consistent with our strategy of increasing core competencies and expanding the customer base.

Operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit. Of our revenues from our government business in 2004, approximately 32% were generated by time and materials contracts, approximately 65% were generated by cost reimbursement contracts and approximately 3% were generated by fixed-price contracts.

Enterprise Solutions Division (ESD)

	(in thousands)
	June 30
	2004	2003
Revenue for ESD	$18,044	$14,009
Percent of revenue for Company	52%	57%

ESD is based in Oxnard, California and is adjacent to major U.S. Naval facilities activities, including the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.

ESD performs engineering services, operational analysis and information technology services in support of these Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company’s facilities under direct support at the customer site. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Information Technology prime contractor.

Revenues for ESD increased approximately 29% in FY 2004, as compared to FY 2003.  The primary reason for the increase in revenues was additional tasking on existing contracts.  During the year ended June 30, 2004, the largest increases were on the UNREP and NMCI contracts described below.

Some of this Division’s major contracts include:

•                  U.S. Navy Underway Replenishment (UNREP) prime contract that has been held by the Company since 1982. In support of this project, SYS Technologies is defining equipment loads, speeds, operating ranges, installation geometry and power necessary to achieve the system throughput requirements. In support of the Advanced UNREP Program, SYS Technologies also provides engineering and technical services to develop and fabricate mockups and prototypes for new design concepts and design modifications to underway replenishment equipment.

•                  Management, Planning, Analytical and Administrative (MPAA) prime contract, which supports the U.S. Navy’s Port Hueneme Division, Naval Surface Warfare Center.  This cost plus fixed fee contract will end in the first quarter of FY 2005.  The work performed under this contract will be transferred to the Company’s new $4.0 million firm fixed price task order awarded in the first quarter of FY 2005 on the Company’s Seaport contract.  The Seaport contract is a multiple award contract that the Company was awarded in FY 2004 by the Naval Sea Systems Command to provide a broad range of comprehensive engineering, technical, and programmatic support services

•                  Navy Marine Corps Intranet (NMCI) subcontract for information technology services.

Integrated Solutions Group Division (ISGD)

	(in thousands)
	June 30
	2004*	2003**
Revenue for ISGD	$11,163	$5,711
Percent of revenue for Company	32%	23%

*	Includes Polexis after March 31, 2004

**	Includes Shadow Division revenue

ISGD is based in San Diego, California.  This division provides Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (“C4ISR”) system engineering services and solutions, which includes the use of our “The Assessment Profiling System (“TAPS”) Decision Support System” to manage the Information Operations Campaign by the 8th Army in Korea; providing technical and managerial personnel to design, develop and fabricate integrated sensors and communications devices in the Integrated Circuit Fabrication Facility at Space and Naval Warfare Systems Command (“SPAWAR”) Systems Center in San Diego; developing new communications architectures for combining strategic and tactical communications and data links into a single composite network; and supporting SPAWAR Headquarters assessments of FORCENet related capabilities and programs. FORCEnet is the operational construct and architectural framework for naval warfare in the information age. Additional information integration and knowledge management programs under which we are developing software capabilities based on Polexis’ Extensible Information System (“XIS”) include the Army’s Command Post of the

Future, the Defense Information Systems Agency’s Defense Information Infrastructure Common Operating Environment, and SPAWAR’s Extensible Tactical C4I Framework.

The customer base includes SPAWAR Headquarters, SPAWAR Systems Center San Diego, Naval Air Systems Command (“NAVAIR”), Defense Advanced Research Programs Agency (“DARPA”), the Defense Information Systems Agency (“DISA”) as well as numerous operational commands and other DOD industry partners such as Boeing, Cubic, and Rockwell Collins.  The ISGD personnel work closely with Office of Naval Research, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies

ISGD’s revenues increased through internal growth by approximately 54% in FY 2004, as compared to FY 2003 and, on an overall basis, increased 95% with Polexis’ revenue included.  The primary reason for the internal growth in revenues was additional tasking on existing contracts.  During the year ended June 30, 2004, the largest increases were on the Company’s two prime contracts at SPAWAR.  Polexis contributed $2.4 million in revenue for the period from April 1, 2004 to June 30, 2004.

Some of this Division’s major contracts include:

•                  Prime contract with SPAWAR Systems Center’s Joint and National Systems Division.  Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, Science Applications International Corporation (SAIC), and BAE.

•                  Subcontract with SAIC on its SPAWAR Systems Engineering & Integration contract.

•                  Prime contract with SPAWAR Systems Center’s Information Assurance and Engineering Division.  Subcontractors on this contract are SAIC, Booz-Allen & Hamilton, Inc, American Systems Corporation, Galaxy Scientific Corporation and Nathan Kunes, Inc.

Systems Engineering and Management Division (SEMD)

	(in thousands)
	June 30
	2004	2003
Revenue for SEMD	$5,688	$5,047
Percent of revenue for Company	16%	20%

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

SEMD’s revenues increased approximately 13% in FY 2004, as compared to FY 2003.  The primary reason for the increase in revenues is additional tasking on existing contracts.  During the year ended June 30, 2004, the largest increases were on the GSA contracts described below.

Some of this Division’s major contracts include:

•                  Subcontract for the Naval Sea Systems Command’s Professional Support Services Multiple Award Contract (NAVSEA MAC).

•                  Technical support under a GSA contract to the Battle Force Tactical Training (BFTT) program for Naval Sea Systems Command.

General Services Administration Contracts

The Company has three contracts from the General Services Administration (GSA).  These three contracts are for Information technology, financial and business solutions and professional engineering services.  These contracts, which are time and material based, have proven to be a means to develop new customers and these contracts are registered in the GSA Advantage System.  The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies. Revenues of approximately $6.0 million and $8.3 million from those contracts are included within the divisional revenues for 2004 and 2003, respectively.

FY 2003 Discontinued Divisions

The Company’s Walk-Up Systems Division was discontinued as of June 30, 2003.  This Division provided automated ticketing kiosks and on-site digital advertising systems. This Division had revenue of $69,000 and loss from operations of $(152,000) for FY 2003.

The Company’s Testmasters Division was consolidated into the IIS Division after the first quarter of fiscal year 2003.  It had revenue of $155,000 and a loss from operations of $(12,000) for the first quarter FY 2003.

The Training Division had revenue of $390,000 and a loss from operations of $(560,000) for FY 2003.

As of June 30, 2003, the Company consolidated its Training business into the Testmasters business and then sold Testmasters.  At such time the Company determined that the Testmasters operations did not qualify as a component of an entity as defined under FAS 144 because its operations and cash flows could not be clearly distinguished.

Contract Backlog

As of June 30, 2004, the Company’s delivery order and contract tasking backlog totaled approximately $24.6 million, of which $18.1 million was funded and $6.5 million had been ordered, but not yet funded.  As of June 30, 2003, the delivery order and contract tasking backlog totaled approximately $16.8 million, of which $9.8 million was funded and $7.0 million had been ordered, but not yet funded. Backlog yet to be funded is generally funded on an incremental basis. The reason the backlog has grown in 2004 is due to the Company’s internal growth, increased orders from the Company’s customers and the acquisition of Polexis.

Customers

In 2004 and 2003 the majority of the Company’s revenues were derived from contracts with the United States Government, principally agencies of the Department of Defense.  The majority of these revenues were from contracts with the United States Navy.  Government contracts are not seasonal, however, variations may occur due to the timing of receiving funding.  Although the majority of the Company’s revenues are derived from contracts with the U.S. Navy, these contracts are with various agencies of the Navy and have multiple funding sources such that the Company is not dependent on a single funding source.

SYS is engaged in multiple contracts with various agencies of the Navy as both a Prime and Subcontractor. Key customers include among others:

Customer	Sample Projects

• Battle Force Tactical Trainer • Combat System Operational Sequencing System • Heavy Underway Replenishment • Management Planning and Analysis

• Information Systems and Assurance • Battle Force Composite Network • Fleet Battle Experiments • Theater Assessment profiling • System/Valuated State Space

• FORCEnet Analyses

• Navy /Marine Corps Intranet Operations Support

• Navy WebCOP • Global Command and Control System

• Adaptive Battlespace Awareness • Command Post of the Future

Competitive Conditions

Nearly all of our business is awarded through competitive procurements. The U.S. Government engineering and management services industry consists of hundreds of companies with which SYS competes and who can provide the same type of services. Many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

SYS has many competitors who contend for the same customers. They are competent and experienced and continuously work to take work and projects away from SYS. These competitors range in size from one million dollars in annual revenue to six billion dollars in annual revenue.

Competition is intense in Department of Defense (“DoD”) contracting. Typically, work is contracted to experienced incumbents who have existing business relationships with the contracting organization. Breaking into new markets is difficult and time consuming. In DoD contracting, there is a blurred line between competitors and allies. Often companies are in competition in bidding for one contract, while they are cooperating team members in winning another. Generally, the Company faces competition from three categories of competitors:

Large DoD Contractors. Large DoD contractors, such as Lockheed-Martin, Anteon, Tracor, Raytheon and others, represent competition to the Company in areas of systems engineering and in-service engineering. GTE and others compete in information systems and communications. Large accounting and management consulting firms compete with us for management consulting, strategic planning and information technology work. These companies also team with smaller companies. Companies in this category include Booz, Allen & Hamilton, among others. These large companies can rely upon considerable monetary and labor resources to win government contracts. They are broadly focused in the types of work they will seek to obtain and are often teamed with small businesses and minority-owned businesses in subcontract arrangements.

Small Business DoD Contractors. Small DoD contractors are generally more niche focused in their contracting strategies. They have less clout and fewer resources unless teamed with larger competitors. Our competitors in this category include companies such as Bradson, Columbia Research, and Aegir Systems among others. According to DoD policy, a certain portion of DoD work is set-aside for small businesses, creating an environment of fierce competition among these companies for the allocated work.

Minority-Owned DoD Contractors. The government, according to policy, also sets aside certain contracts for companies owned by members of statutorily identified disadvantaged groups. Because SYS is not minority-owned, it cannot compete in this arena, except as a subcontractor to minority-owned businesses, such as Reneé Mack, Inc. Minority-owned companies, however, are free to compete with us for standard small business set-aside contracts.

Environmental Laws

The Company primarily provides services to government and industry.  The Company does not manufacture any products at this time.  Therefore, environmental laws have not materially affected the Company.

Employees

The Company had 291 full-time and 49 part-time employees on June 30, 2004, compared to 200 full-time and 44 part-time employees on June 30, 2003.

Available Information

Our Internet address is www.systechnologies.com.  We make available free of charge through our internet site our annual reports on Form 10-KSB; quarterly reports on Form 10-QSB; current reports on Form 8-K; board committee charters; code of ethics and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act”, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

The Company may, depending on the contract, perform as a prime contractor or as a subcontractor to another prime contractor. In cases where the Company performs as a subcontractor, the Company may be subject to price modifications required by the prime contractor. Such price modifications, if not mitigated by a corresponding reduction of costs, could have a negative impact on the Company’s profitability.

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

In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

The U.S. Government has a program that encourages and some times requires large prime contractors to use small businesses.  The Government restricts the competition on some contracts to only qualifying small businesses.  Some of the Company’s contracts and subcontracts have been awarded based on its small business eligibility.  The definition of a small business changes depending on the type of business.  The Government uses the North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries.  One of the Company’s primary NAICS codes has been for engineering services and beginning in Fiscal Year 2005, the Company will no longer qualify as a small business using this code.  The Company still qualifies as a small business using several other NAICS codes.  In addition, the small business contracts currently held by the Company do not expire as a result of no longer meeting the requirements of this specific NAICS Code.   Some of these contracts have option years that go out for five years. While the Company’s revenues to date included revenues based on the Company qualifying as a small business pursuant to Government regulations for which it is no longer eligible, these revenues were not material.  The Company’s future revenues may be impacted by not qualifying as a small business under certain NAICS codes.

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

Accuracy of Indirect Billing Rates is critical.

The Company’s indirect billing rates are approved at least annually by the Defense Contract Audit Agency (DCAA).  These rates can differ from the Company’s actual indirect rates.  The Company budgets to have its actual indirect rates as close as possible to its DCAA approved indirect rates at fiscal year end.  Throughout the year, management assesses how these rates compare to forecasted rates for the year.  If a significant variance is anticipated, provisions for such variance are recognized at that time.  However, if the actual indirect rates at year-end are materially different from the DCAA approved indirect rates, the Company would have to recognize that difference at year-end, which could affect the Company’s results of operations.

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

We plan to grow the Company’s revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services or technology related companies.  Over the past two years we have hired senior management personnel capable of establishing new business units within the Company.  The ISG Division was established during FY 2001 and has grown steadily since inception.  The SEM Division was established during FY 2002 and has also grown steadily since inception.  Both of these divisions were started with no assurance that they would develop into successful business units.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in increased profitability in the future.

Management believes that SYS can grow through the acquisition of other government services or technology related companies that have product offerings, which may be sold to both commercial and government customers.  The acquisition of other companies is uncertain and contains a variety of business risks, including:  cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash, equity and debt. Using our stock as a currency may have limitations as our stock price has been volatile and may not maintain a price sufficient to support transactions without being excessively dilutive.

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

As of June 30, 2004, we had issued 8,121,921 shares of common stock. Up to 1,919,500 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $0.73 to $2.89 per share, 718,750 shares were issuable upon the conversion of convertible notes from the 2002 Private Placement at $1.00 per share, 727,283 shares were issuable upon the conversion of convertible notes from the 2004 Private Placement at $2.20 per share, 590,317 shares were issuable upon the conversion of convertible notes from the Polexis acquisition at $2.32 per share, and 2,500 shares were issuable upon the exercise of warrants to purchase common stock at $1.00 per share.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

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

The Company intends to apply for a listing on a national exchange, however, there can be no assurance that such listing will be approved.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of June 30, 2004, a total of 4,048,118 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 35.6% of our stock, including stock options and warrants exercisable within 60 days of June 30, 2004; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of June 30, 2004, our executive officers, directors and affiliated persons were the beneficial owners of approximately 47.6% of our common stock, including stock options exercisable within 60 days of June 30, 2004. As a result, our executive officers, directors and affiliated persons will have significant ability to:

• elect or defeat the election of our directors;

• amend or prevent amendment of our articles of incorporation or bylaws;

• effect or prevent a merger, sale of assets or other corporate transaction; and

• control the outcome of any other matter submitted to the shareholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

Item 2.  Description of Property

The business and operations of the Company are now conducted in the following office spaces:

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
5050 Murphy Canyon Rd. Suite 200 San Diego, CA 92123	15,006	December 31, 2008	$21,744
5095 Murphy Canyon Rd. Suite 300 San Diego, CA 92123	11,000	August 31, 2007	$14,114
1721 Pacific Avenue Suites 140 and 210 Oxnard, CA 93033	10,499	August 31, 2007	$14,895
2711 Jefferson Davis Highway Arlington, VA 22202	4,693	July 31, 2006	$11,111
1119 Executive Blvd., Suite A Chesapeake, VA	3,545	September 30, 2004	$2,756

The Company has no real estate investments.

Item 3.  Legal Proceedings

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of this fiscal year.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)                                  The Company’s Common Stock is traded in the over-the-counter market.  The ranges of bid and asked quotations during the Company’s two most recent fiscal years are as follows:

Fiscal Year 2003	BID	ASK

First Quarter	$0.90	$1.48
Second Quarter	$1.01	$2.35
Third Quarter	$1.96	$2.75
Fourth Quarter	$1.75	$2.49

Fiscal Year 2004	BID	ASK

First Quarter	$1.75	$2.70
Second Quarter	$1.65	$2.20
Third Quarter	$1.80	$2.50
Fourth Quarter	$2.20	$2.90

The sources of these quotations are stock brokerages that make a market in the Company’s stock, other brokerages representing both bidders and sellers, and bidders, which have made direct contact with the Company.  The brokers have indicated that there has been light trading in the Company’s Common Stock for the past year.

(b)                                 As of June 30, 2004, there were approximately 526 holders of record of the Company’s Common Stock.

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

AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30

(in thousands, except per share data)

	2004	2003

Statements of operations data:
Revenues	$34,895	$24,767
Contract costs	28,749	20,568
Gross profit	6,146	4,199
General and administrative expenses	4,103	3,525
Legal settlement	0	972
Income (loss) from operations	2,043	(298)
Other expense	226	192
Income (loss) from continuing operations before income taxes	1,817	(490)
Income tax provision (benefit) from continuing operations	825	(170)
Net income (loss) from continuing operations	992	(320)
(Loss) from discontinued operations (less applicable income tax benefit of $255)	0	(472)
Net income (loss)	$992	$(792)
Preference dividends requirements	4	6
Net income (loss) applicable to common stock attributed to continuing operations	$988	$(326)
Net (loss) applicable to common stock attributed to discontinued operations	$—	$(472)
Net income (loss) applicable to common shareholders	$988	$(798)
Basic net income (loss) per common share from continuing operations	$0.15	$(0.06)
Basic net (loss) per common share from discontinued operations	—	$(0.09)
Basis weighted average shares outstanding	6,663	5,179
Diluted net income (loss) per common share from continuing operations	$0.13	$(0.06)
Diluted net (loss) per common share from discontinued operations	—	$(0.09)
Diluted weighted average shares outstanding	8,472	5,179

Other data:
Cash flow provided by (used in) operating activities	$1,997	$(421)
Cash flow used in investing activities	2,424	371
Cash flow provided by financing activities	2,567	552

Balance sheet data:
Current assets	$10,719	$6,597
Working capital	5,189	3,166
Total assets	17,717	7,671
Long-term debt, including current portion	3,738	1,358
Stockholders’ equity	8,348	3,079

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to revenues and customer billings, recovery of indirect costs, long-lived assets, intangible assets, income tax contingencies, stock based compensation and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially impaired.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenues are primarily derived from contracts with agencies of the U.S. Government. We record revenues on fixed-price contracts on the percentage completion method in the ratio that costs incurred bear to total estimated costs at completion. We record revenues on cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, as work is performed and billed to the customer. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. We record revenues and accounts receivable at amounts expected to be realized upon final settlement.

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, the Company has not required significant reserves for these risks.

Since the Company’s primary customer is the U.S. Government, the Company historically has not recorded significant charges for bad debt expense. Bad debt charges, if needed, are recognized in the period in which they are identified.

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expenses. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning strategies.

In assessing the recoverability of the Company’s intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment on an annual basis. The Company recorded impairment charges for goodwill in FY 2003 of approximately $84,000 relating to the Shadow acquisition.

New Accounting Pronouncements

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

Results of Operations

The following table sets forth certain items, including consolidated revenues for the years ended June 30, 2004, 2003 and 2002 (in thousands):

	2004	%	2003	%	2002	%
Revenues	$34,895	100.0	$24,767	100.0	16,822	100.0
Operating costs and expenses:
Contract costs	28,749	82.4	20,568	83.1	14,190	84.3
General and administrative expenses	4,103	11.7	3,525	14.2	1,845	11.0
Legal settlement	—	—	972	3.9	—	—
Bad debt expense	—	—	—	—	114	0.7
Total operating costs and expenses	32,852	94.1	25,065	101.2	16,149	96.0

Income (loss) from operations	2,043	5.9	(298)	(1.2)	673	4.0

Interest expense, net	226	0.7	201	0.8	145	0.9
Other expenses including discontinued operations	—	0.0	463	1.9	612	3.6
Income (loss) before income taxes	1,817	5.2	(962)	(3.9)	(84)	(0.5)
Income tax provision (benefit)	825	2.4	(170)	(0.7)	37	0.2

Net income (loss)	$992	2.8	$(792)	(3.2)	$(121)	(0.7)

Fiscal Year 2004 vs. Fiscal Year 2003

Revenues.  For the fiscal year ended June 30, 2004, our revenues increased 41% to $34.9 million from $24.8 million for the same period in 2003.  This increase is attributable to new contract awards, successful recompetition wins on existing programs and growth within existing programs.  By division the increased revenues were: $4.0 million or a 29% increase for ESD, $5.4 million or 95% increase for ISGD (including Polexis), and $0.6 million or 13% increase for the SEMD.

Contract Costs.  Cost of revenues includes all direct costs such as labor, materials and subcontractor costs.

Historically, cost of revenues approximates 83% of revenues.  As a percentage of revenue, cost of revenues were 82.4% for 2004 as compared to 83.1% for 2003. This decrease in cost of revenues is due to a small increase in direct labor as a component of costs that carries a higher margin than other direct costs.

General and Administrative expenses.  General and Administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs.  For 2004, G&A expenses increased 14.5% to $4.1 million from $3.5 million for the same period in 2003. This $0.6 million increase was primarily attributable to the increase in support functions necessary to facilitate and administer the growth in revenues, which includes additional salaries and accrued compensation related to an incentive compensation plan implemented during the current fiscal year.

The increased salaries relate to key management personnel who are responsible for (i) executing on the Company’s growth strategy including the recent fund raising and acquisition activities and (ii) ensuring the Company’s ability to comply with the increased costs of being a publicly traded company under the recent Sarbanes-Oxley legislation. Audit and audit related expenses are expected to continue increasing as reporting and compliance obligations have been increased for both the Company and the independent accountants.

Income (loss) from operations.  For 2004, income from operations increased to $2.0 million after a loss of $0.3 million for the same period in 2003.  This improvement is directly attributable to the elimination of losses from discontinued operations, direct costs of aborted acquisitions and a legal settlement.  In 2003 the Company had the following special charges:  write down of goodwill and a note receivable associated with the acquisition of Shadow Research International for a total of $106,000; acquisition expenses of $352,000 associated with the terminated merger discussions with AP Labs; and litigation settlement of $750,000 and associated legal costs of $222,000.

Interest expense.  For 2004, net interest expense increased 12.4% to $226,000 from $201,000 for the same period in 2003.  This increase is attributable to increased interest expense from the convertible notes issued by the Company during 2004 through its private placement and in connection with the Polexis acquisition and the accretion of the debt discount related to the private offering.  We anticipate an increase in interest expense in 2005 as these notes will be in effect for a full year.

Income tax Provision.  The provision for income tax was $825,000 in 2004, compared to a benefit of $170,000 for the comparable period in 2003, not including the tax benefit from the discontinued operations.  Our 2004 tax provision represents an effective tax rate of 45.4%.  Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates and a change in estimate for tax refunds receivable and prepaid taxes.

Dividends.  For 2004, dividends on preference stock decreased to $4,000 from $6,000 for 2003.  This decrease was attributable to the redemption of the preference stock in fiscal 2004.

Fiscal Year 2003 vs. Fiscal Year 2002

Revenues.  For the fiscal year ended June 30, 2003, our revenues increased 47% to $24.8 million from $16.8 million for the same period in 2002.  This increase is attributable to new contract awards, successful recompetition wins on existing programs and growth within existing programs.  By division the increased revenues were: $3.3 million or a 32% increase for ESD, $2.1 million or 85% increase for ISGD, and $1.7 million or 51% increase for SEMD and $0.5 million in revenue from the new China Lake Division. The China Lake Division was consolidated into ESD in fiscal 2003.

Contract Costs.  Cost of revenues are direct costs that include direct labor, other direct costs such as materials and subcontracts and the associated overhead costs.  Generally, changes in cost of revenues are correlated to changes in revenue as resources are consumed in the production of that revenue.  For 2003, cost of revenues increased 45% to $20.6 million from $14.2 million for the same period in 2002 with a corresponding 47% increase in revenues.  This increase was attributable primarily to the increase in revenue.

As a percentage of revenue, cost of revenues were 83.1% for 2003 as compared to 84.3% for 2002.. This decrease in cost of revenues is due to a small increase in direct labor as a component of costs that carries a higher margin than other direct costs.

General and Administrative expenses.  General and Administrative (G&A) expenses includes the associated indirect labor, fringe benefits, bid and proposal and other indirect costs.  For 2003, G&A expenses increased 91.0% to $3.5 million from $1.8 million for the same period in 2002. This $1.7 million increase was primarily attributable to the expected growth of support functions necessary to facilitate and administer the growth in revenues.  This includes (i) approximately $1.1 million of additional salaries and their associated fringe benefits, audit expenses, legal expenses, shareholder communication, insurance, director fees, and estimated accruals for certain expenses; (ii) write down of goodwill and a note receivable associated with the acquisition of Shadow Research International of $106,000; and (iii) acquisition expenses of $352,000 associated with the terminated merger discussions with AP Labs.

Income (loss) from operations.  For 2003, the Company had a loss from operations of $298,000 compared to income from operations of $674,000 for the same period in 2002.  This decrease is primarily attributable to an increase in costs in 2003 that are discussed under General and Administrative expenses above.  In addition to those increased expenses, the Company also had a litigation settlement of $750,000 and associated legal costs of $222,000.

Interest expense.  For 2003, net interest expense increased 38.6% to $201,000 from $145,000 for the same period in 2002.  This increase is attributable primarily to the increased usage of the Company’s credit facility with Comerica Bank.

Income tax Provision. The benefit for income tax was $170,000 in 2003, not including the tax benefit from the discontinued operations, compared to a provision of $37,000 for the comparable period in 2002.

Dividends.  For 2003, dividends on preference stock decreased to $6,000 from $8,000 for 2002.  This decrease was attributable to the redemption of the preferred stock in fiscal 2002.  As of June 30, 2003, the Company had only its preference stock outstanding that had dividends authorized.

Liquidity and Working Capital

At June 30, 2004, the Company had cash and cash equivalents of $2.2 million.

Net working capital was $5.2 million at June 30, 2004 compared to $3.2 million at June 30, 2003.  Net working capital is total current assets less total current liabilities.  Contract receivables increased by $2.5 million during 2004.  This increase was due primarily to the increase in revenue and the acquisition of Polexis.  Accounts payable increased by $91,000 to $1.5 million in 2004.

The Company also has convertible notes payable totaling $3.6 million consisting of  $700,000 from a private placement completed during 2002; $1.5 million issued in connection with the private placement completed during 2004, and $1.4 million in connection with the acquisition of Polexis.  The Company used the funds received through the private placements to finance the Company’s growth and to complete the acquisition of Polexis.

The Company’s net assets increased by $5.3 million in 2004 to $8.4 million due primarily to goodwill incurred in connection with the Polexis acquisition.  Net assets are total assets less total liabilities.  Net furniture and equipment increased by $11,000 in 2004. The Company establishes a capital expenditures plan each year in connection with its annual budgeting process. The Company estimates that its capital expenditures for its current operations during the next fiscal year will range from $500,000 to $750,000.

The Company has a working capital loan and a revolving line of credit facility with Comerica Bank-California (Comerica).  The Company had borrowed $500,000 under the working capital loan, of which $97,000 was owed at June 30, 2004.  The working capital loan is fully amortized over three years.  The Company’s line of credit had a balance of zero at June 30, 2004.

The Company’s source of liquidity is from cash generated from operations and its revolving line of credit facility under a loan agreement with Comerica that was renewed on January 28, 2004, increased from $2.0 million to $3.5 million under a new revolving line of credit facility on July 20, 2004 and expires on December 28, 2004.

The new $3.5 million revolving line of credit facility allows the Company to use (i) the full $3.5 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company must maintain certain financial covenants including, tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage and is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica’s consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments these advances will be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option. Comerica may extend the facility to December 28, 2005 upon the Company’s filing of its audited 2004 financial statements.

The loan is collateralized by all of the Company’s assets including accounts receivable. Comerica advances funds to the Company of up to 80% of the Company’s billed accounts receivable that are less than 90 days old. Comerica charges an interest rate of 0.25% over prime or 3.00% above Bank’s LIBOR, at the Company’s option, except as noted above. Comerica Bank-California requires the Company to maintain certain covenants and at June 30, 2004 the Company was in compliance with all of those covenants.

The Company also finances a portion of its operations through leases.  At June 30, 2004, the Company had noncancellable operating leases for its offices, which expire at various dates through December 2008.  The Company also leases certain computer and office equipment under capital leases expiring at various dates through September 2006.

Annual future minimum lease payments under capital leases with initial terms of one year or more as of June 30, 2004 totaled $72,000, of which $37,000 relates to the year ending June 30, 2005.

Annual future minimum lease payments under non-facility operating leases with initial terms of one year or more as of June 30, 2004 totaled $38,000, of which $24,000 relates to the year ending June 30, 2005.

Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of June 30, 2004 totaled $2,638,000, of which $741,000 relates to the year ending June 30, 2005.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica Bank-California to finance its operating and capital requirements through at least the fiscal year ending June 30, 2005.  This assumes that Comerica Bank-California either extends the revolving credit agreement to at least June 30, 2005 or provides a new credit agreement through that period.  Management believes that the line will be extended.  Long-term liquidity depends on the Company’s ability to manage cash, raise cash and maintain profitability.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7.  Financial Statements

The full text of the Company’s audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 begins on page F-1 of this Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 3, 2003 the Board of Directors of SYS (the “Company”), upon the recommendation of its Audit Committee, elected to engage KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for fiscal year 2004.

On December 10, 2003, the Company was informed that it had been accepted as a client of KPMG.

On December 10, 2003, the Company notified its independent registered public accounting firm, J.H. Cohn LLP (“Cohn”), that they were being dismissed.  Cohn’s reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended June 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to certainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended June 30, 2003 and the subsequent interim period through December 10, 2003, there were no disagreements between the Company and Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Cohn’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there was a reportable event as described in Item 304(a)(1)(iv) of Regulation S-B and as more fully explained in the following paragraph.

During their audit of the fiscal year ended June 30, 2003, Cohn had identified certain material weaknesses in the Company’s internal controls with regard to its financial reporting system, which was reported in Item 8A of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

These material weaknesses related to certain deficiencies in the systems and processes used in the preparation of financial statements and the lack of adequate management review over these processes. The material weaknesses fall into two major categories; information systems (“IT”) and financial systems:

Information systems weaknesses consisted of the following:

•                  IT department monitors general controls but no independent review of this activity from outside IT;

•                  Lack of a written formal IT risk assessment;

•                  Various other items relating to Windows 2000 Security, system administrator rights, password controls and access logging;

Financial systems weaknesses consisted of the following:

•                  Lack of formal written sign-offs on certain documents, reports and journal entries;

•                  Lack of segregation of duties in certain accounting functions;

Management has taken the following actions to remedy the material weaknesses noted in the preceding paragraph:

•                  Implemented procedures to ensure improved monitoring of our IT system, segregation of duties and documentation for transactional authorization and approvals;

•                  Completed a thorough review and written documentation of all of the Company’s information and financial systems, processes and procedures;

•                  Identified control points for all significant transactions and designed tests to monitor these controls;

•                  Published accounting policies and procedures manual in order to standardize and improve processes and procedures;

•                  Engaged a third party firm with expertise in this area to assist in completing the above items.

During the Company’s two most recent fiscal years ended June 30, 2003 and the subsequent interim period through December 10, 2003, the Company did not consult KPMG with respect to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-B.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2004.

Changes in internal controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal year and that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.  Those changes are noted above in Item 8, which identify actions that management has taken during the year.

Item 8B.  Other Information

None

PART III

Item 9.                    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 10.                                                       Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 11.                                                       Security Ownership of Certain Beneficial Owners and Management and Related    Stockholder Matters

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 12.                                                       Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

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

10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.

10.2	SYS 2003 Stock Option Plan filed as an Attachment to the Company’s Proxy Statement filed on March 7, 2003, and incorporated by this reference.

10.3	SYS 2003 Employee Stock Purchase Plan filed as an Attachment to the Company’s Proxy Statement filed on March 7, 2003, and incorporated by this reference.

10.4	Employment contract for Clifton L. Cooke, Jr., the Company’s Chief Executive Officer.

10.5	Employment contract for Edward M. Lake, the Company’s Chief Financial Officer and Executive Vice President of Financial Operations.

10.6	Employment contract for Michael W. Fink, the Company’s Secretary and Sr. Vice president of Finance and Contracts.

10.7	Employment contract for Robert A. Babbush, the Company’s Assistant Secretary and Sr. Vice President of Administration.

10.8	Employment contract for Colin Hirayama, the Company’s Sr. Vice President of Technology Assessment.

	10.9	Employment contract for Robert Holmes, the Company’s Defense Solutions Group’s Sr. Vice President of Defense Operations.

	10.10	Employment contract for Kenneth D. Regan, the Company’s Defense Solutions Group’s President and Chief Operating Officer.

	10.11	Employment contract for Linda E. Gagnon, the Company’s Defense Solutions Group’s Division Sr. Vice President, Engineering and Management Solutions.

	23.1	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certification of Chief Executive Officer

	32.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On December 10, 2003, the Company filed an 8-K announcing it had engaged the firm of KPMG LLP as the Company’s independent registered public accounting firm for 2004.  The Company’s previous independent registered public accounting firm was J.H. Cohn LLP.  The Company subsequently filed two amendments to this 8-K further discussing the dismissal of the former accountant.

On March 31, 2004, the Company filed an 8-K announcing that it had acquired Polexis, Inc.  Subsequently, the Company filed an amendment that included the required pro forma disclosures of the combined entities.

On September 3, 2004, the Company filed an 8-K announcing that Dr. Gail K. Naughton had been elected to the Board of Directors as of August 30, 2004.

Item 14.                                                       Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Audit Fees” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS

By:	/s/ Clifton L. Cooke, Jr.	Date:	9/28/04
CLIFTON L. COOKE, JR.
President and Chief Executive Officer

By:	/s/ Edward M. Lake	Date:	9/28/04
EDWARD M. LAKE
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David A. Derby	Date:	9/28/04
DAVID A. DERBY
Chairman

By:	/s/ John M. Burns	Date:	9/28/04
JOHN M. BURNS
Director

By:	/s/ Clifton L. Cooke, Jr.	Date:	9/28/04
CLIFTON L. COOKE, JR.
Director

By:	/s/ Alfred M. Gray, Jr.	Date:	9/28/04
ALFRED M. GRAY, JR.
Director

By:	/s/ John R. Hicks	Date:	9/28/04
JOHN R. HICKS
Director

By:	/s/ Gail K. Naughton	Date:	9/28/04
GAIL K. NAUGHTON
Director

By:	/s/ Thomas A. Page	Date:	9/28/04
THOMAS A. PAGE
Director

By:	/s/ Charles E. Vandeveer	Date:	9/28/04
CHARLES E. VANDEVEER
Director

SYS AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

SYS AND SUBSIDIARIES

*           *           *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SYS and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SYS and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of SYS and subsidiaries as of and for the year ended June 30, 2003, were audited by other auditors whose report thereon, dated August 26, 2003, except for Note 4 which was dated as of September 22, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYS and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
August 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

SYS

We have audited the accompanying consolidated balance sheet of SYS and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYS and Subsidiaries as of June 30, 2003 and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ J.H. Cohn LLP

San Diego, California
August 26, 2003

SYS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND 2003

	2004	2003
ASSETS

Current assets:
Cash	$2,159,000	$19,000
Accounts receivables, net	8,118,000	5,650,000
Prepaid expenses	442,000	71,000
Deferred tax assets	—	302,000
Income tax refunds receivable	—	477,000
Other current assets	—	78,000
Total current assets	10,719,000	6,597,000

Furniture and equipment, less accumulated depreciation and amortization of $1,145,000 and $937,000	749,000	738,000
Capitalized software, net of accumulated amortization of $37,000 and $17,000	65,000	85,000
Intangible assets, net of accumulated amortization of $46,000 in 2004	595,000	—
Goodwill	5,452,000	—
Deferred tax assets	—	14,000
Other assets	137,000	237,000

Totals	$17,717,000	$7,671,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings under bank line of credit	$—	$638,000
Current portion of working capital loan	97,000	167,000
Accounts payable	1,489,000	1,398,000
Accrued payroll and related taxes	2,470,000	932,000
Other accrued liabilities	837,000	266,000
Current portion of deferred tax liabilities	546,000	—
Current portion of convertible notes payable	56,000	—
Current portion of capital lease obligations	35,000	30,000
Total current liabilities	5,530,000	3,431,000

Working capital loan, net of current portion	—	97,000
Convertible notes payable, net of current portion	1,840,000	638,000
Convertible notes payable to related parties	1,677,000	362,000
Capital lease obligations, net of current portion	33,000	64,000
Deferred tax liabilities	289,000	—
Total liabilities	9,369,000	4,592,000

Commitments and contingencies (Notes 6, 12 and 14)

Stockholders’ equity:
4% convertible preferred stock, $.50 par value; 250,000 shares authorized; none issued or outstanding	—	—
9% preference stock, $1.00 par value; 2,000,000 shares authorized; 0 and 69,781 Series B shares issued and outstanding at June 30, 2004 and 2003, respectively	—	70,000
Common stock, no par value; 48,000,000 shares authorized; 8,121,921 and 5,425,790 shares issued and outstanding at June 30, 2004 and 2003, respectively	7,143,000	2,710,000
Common stock to be issued for accrued liability	—	82,000
Retained earnings	1,205,000	217,000
Total stockholders’ equity	8,348,000	3,079,000

Totals	$17,717,000	$7,671,000

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

Revenues	$34,895,000	$24,767,000

Operating costs and expenses:
Contract costs	28,749,000	20,568,000
General and administrative expenses	4,103,000	3,525,000
Legal settlement	—	972,000
Total operating costs and expenses	32,852,000	25,065,000

Income (loss) from operations	2,043,000	(298,000)

Other (income) expense:
Interest income	(36,000)	(8,000)
Interest expense	262,000	209,000
Loss on sale and disposition of equipment	—	27,000
(Gain) on sale of Testmasters	—	(36,000)

Totals	226,000	192,000

Income (loss) from continuing operations before income taxes	1,817,000	(490,000)

Income tax provision (benefit) from continuing operations	825,000	(170,000)

Income (loss) from continuing operations	992,000	(320,000)

(Loss) from discontinued operations (less applicable income tax benefit of $255,000 in 2003)	—	(472,000)

Net income (loss)	$992,000	$(792,000)

Preference dividends requirements	4,000	6,000

Net income (loss) applicable to common stockholders	$988,000	$(798,000)

Basic net income (loss) per common share from continuing operations	$0.15	$(0.06)
Basic net income (loss) per common share from discontinued operations	$—	$(0.09)
Basic net income (loss) per common share	$0.15	$(0.15)

Diluted net income (loss) per common share from continuing operations	$0.13	$(0.06)
Diluted net income (loss) per common share from discontinued operations	$—	$(0.09)
Diluted net income (loss) per common share	$0.13	$(0.15)

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2004 AND 2003

	Series B Preference Stock		Common Stock		Common Stock to be Issued for Accrued Liability	Common Stock Subscription Receivable	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance, July 1, 2002	69,781	$70,000	4,916,370	$2,079,000		$(64,000)	$1,015,000	$3,100,000

Cash dividends on 9% Series B preference stock, dividend was $0.09 per share							(6,000)	(6,000)

Repayment of common stock subscription receivable						64,000		64,000

Shares issued to ESOP			54,443	73,000				73,000

Stock issued for legal settlement			261,552	518,000				518,000

Stock issued upon exercise of stock options			302,300	229,000				229,000

Company common stock received for the exercise of stock options			(8,875)	(18,000)				(18,000)

Compensation expense on employee options				9,000				9,000

41,325 shares of common stock to be issued for accrued liability related to legal settlement					$82,000			82,000

100,000 shares of Company common stock received in Testmasters transaction			(100,000)	(180,000)				(180,000)

Net loss							(792,000)	(792,000)

Balance, June 30, 2003	69,781	$70,000	5,425,790	$2,710,000	$82,000	$—	$217,000	$3,079,000

See Notes to Consolidated Financial Statements.

	Series B Preference Stock		Common Stock		Common Stock to be Issued for Accrued Liability	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2003	69,781	$70,000	5,425,790	$2,710,000	$82,000	$217,000	$3,079,000

Cash dividends on 9% Series B preference stock, dividend was $0.06 per share						(4,000)	(4,000)

Shares issued to ESOP			95,878	168,000			168,000

Shares issued to ESPP			126,036	185,000			185,000

Common stock issued for legal settlement			41,325	82,000	(82,000)		—

Common stock issued upon exercise of stock options			196,167	166,000			166,000

Common stock issued upon exercise of warrants			250,000	250,000			250,000

Common stock issued upon note conversion			282,778	285,000			285,000

Common stock issued upon conversion and redemption of preference stock	(69,781)	(70,000)	5,969	10,000			(60,000)

Common stock sold for cash through private placement, net of selling expenses of $13,000			1,000,005	1,716,000			1,716,000

Common stock issued for acquisition of business			697,973	1,571,000			1,571,000

Net income						992,000	992,000

Balance, June 30, 2004	—	$—	8,121,921	$7,143,000	$—	$1,205,000	$8,348,000

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$992,000	$(792,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	472,000
Depreciation and amortization	347,000	243,000
Write off of inventory	53,000	27,000
Accretion of debt discount	14,000	54,000
Stock based compensation expense	—	96,000
Deferred income taxes, net of the effects of the Polexis acquisition	957,000	(193,000)
Issuance of stock for legal settlement	—	600,000
Impairment of goodwill	—	84,000
Gain on sale of Testmasters	—	(36,000)
Changes in operating assets and liabilities, net of the effect of the Polexis acquisition:
Accounts receivable	(923,000)	(1,361,000)
Income tax refunds receivable	477,000	(313,000)
Other current assets	(39,000)	(49,000)
Other assets	26,000	(112,000)
Accounts payable	80,000	859,000
Accrued payroll and related taxes	(18,000)	148,000
Income taxes payable	3,000	—
Other accrued liabilities	28,000	203,000
Cash flows provided by (used in) operating activities of continuing operations	1,997,000	(70,000)
Cash flows used in discontinued operations	—	(351,000)
Net cash provided by (used in) operating activities	1,997,000	(421,000)

Cash flows from investing activities:
Additions to furniture and equipment	(181,000)	(371,000)
Purchase of Polexis, net of cash acquired of $893,000	(2,243,000)	—
Net cash used in investing activities	(2,424,000)	(371,000)

Cash flows from financing activities:
Net line of credit borrowings (payments)	(638,000)	638,000
Payments of related party convertible notes payable	—	(75,000)
Payments of notes payable	(480,000)	(172,000)
Payments of capital lease obligations	(26,000)	(49,000)
Payments of dividends	(4,000)	(6,000)
Payment of subscription receivables	—	19,000
Payment upon conversion and redemption of preference stock	(60,000)	—
Payment of debt issuance costs	(13,000)	—
Proceeds from convertible notes payable	1,600,000	—
Proceeds from stock options and warrants exercised	416,000	197,000
Proceeds from employee stock purchases and common stock issued in private placement, net	1,772,000	—
Net cash provided by financing activities	2,567,000	552,000

Net increase (decrease) in cash and cash equivalents	2,140,000	(240,000)

Cash at beginning of year	19,000	259,000

Cash at end of year	$2,159,000	$19,000

Supplemental disclosure of cash flow data:
Interest paid	$127,000	$159,000

Income taxes paid	$193,000	$81,000

Supplemental disclosure of noncash investing and financing activities:
Employee surrender of 53,155 and 8,875 shares of the Company’s common stock to effect stock option exercise.	$108,000	$18,000

Offset of subscriptions receivable from Company officers with accrued compensation		$45,000

Sale of Testmasters and training divisions in exchange for Company common stock		$144,000

Common stock issued upon exercise of convertible note	$285,000

Common stock issued upon conversion of preference stock	$10,000

Common stock issued for accrued liabilities	$82,000

Common stock issued to ESOP as contribution	$168,000

Common stock issued for Polexis acquisition	$1,571,000

Notes issued for Polexis acquisition	$1,375,000

See Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

Organization

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

Polexis, Inc. (“Polexis”) is a wholly owned subsidiary acquired in 2004 that is a provider of advanced data management software and services (see Note 12).  Polexis, whose primary customer is the Department of Defense (DoD), provides the DoD with information tools that transform time-critical and rapidly changing data into information used by DoD decision makers.

Shadow Research International, Inc. (“Shadow”) was a subsidiary acquired in 2002 that was a technology-based consulting services organization.  The Company consolidated the work being performed by Shadow into its Integrated Solutions Group Division as of the beginning of its second quarter of 2003.  Shadow was used to effect the acquisition of Polexis and was dissolved in connection with the transaction.

Principles of consolidation

The 2004 consolidated financial statements include the accounts of SYS and its wholly owned subsidiary, Polexis.  For 2003, the consolidated financial statements included Testmasters, a subsidiary acquired in 2001 that was sold effective June 30, 2003 (see Note 16) and Shadow (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition

Generally, revenues are derived from contracts with agencies of the U.S. Government.  Revenues on cost-reimbursement contracts are recorded as services are provided plus the fixed fee rate. Revenues on time-and-materials contracts are recorded based on hours incurred, extended at contract rates plus material expenses and other direct costs incurred. Revenues on fixed-price contracts are recorded on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the “DCAA”) before final billing and collection of receivables.  Revenues have been recorded at amounts expected to be realized upon final settlement.  Anticipated contract losses are recognized in the period in which they are identified.

Software development costs

Costs of developing software for internal use are capitalized during the application development stage. The establishment of the application development stage and the ongoing assessment of the recoverability of these costs requires considerable judgment by management using certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  During 2003 and after the development stage of the internal use software was completed, the Company decided to sell and market the software to external customers. Capitalized software development costs are amortized using the straight-line method over five years.

Furniture and equipment:

Furniture and equipment are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  Furniture and equipment include assets under capital leases with a cost of $247,000 and accumulated amortization of $193,000 and $165,000 at June 30, 2004 and 2003, respectively.

Impairment of long-lived assets

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

Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance of $5,452,000 at June 30, 2004 consists entirely of the goodwill generated by the Polexis acquisition.

During 2003, the Company identified, calculated and recorded an impairment charge related to the Shadow reporting unit. The resulting $84,000 charge represented the entire balance of Shadow goodwill.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized. Instead, such assets are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that must be made at least annually.  The Company tests goodwill for impairment annually during the fourth quarter and whenever indications of impairment are identified. The intangible assets identified in the Polexis acquisition are being amortized on a straight-line basis over their estimated useful lives.

	As of June 30, 2004
Acquired Intangible Assets	Gross carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$300,000	13 years	$6,000
Trade name	60,000	1 year	15,000
Backlog	70,000	1 year	14,000
Technology	200,000	5 years	10,000
Non-compete agreements	11,000	2 years	1,000
Total	$641,000		$46,000

Aggregate amortization expense for amortizing intangible assets was $46,000 and none for the years ended June 30, 2004 and 2003, respectively.  Estimated amortization expense for the next five years is:

	2005	2006	2007	2008	2009
Estimated Amortization Expense	$170,000	$67,000	$63,000	$63,000	$53,000

Stock based compensation

Stock options are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB 25, compensation costs are recognized as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock (the intrinsic value method).

Since the Company has adopted the disclosure-only provisions of SFAS 123 and most of the stock options granted to its employees were granted at the fair market value on the date of grant, compensation cost amounting to $0 and $8,667 for stock options issued below fair market value was recognized in the accompanying consolidated financial statements in 2004 and 2003, respectively.  Had compensation cost been determined based on the fair value at the grant date for all stock option awards to employees under the provisions of SFAS 123 the Company’s net loss and net loss per common share would have been increased to the pro forma amounts set forth below:

	2004	2003

Net income (loss) - as reported	$988,000	$(798,000)

Deduct total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(321,000)	(383,000)

Net income (loss) - pro forma - basic	667,000	$(1,181,000)

Add interest on convertible notes, net of tax effects	103,000

Net income (loss) - pro forma - diluted	$770,000

Basic income (loss) per common share:
As reported	$0.15	$(0.15)
Pro forma	$0.10	$(0.23)

Diluted income per common share:
As reported	$0.13	$(0.15)
Pro forma	$0.09	$(0.23)

Income (loss) per common share

Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted income (loss) per common share is similar to that of basic income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable, and the exercise of stock options and warrants, were issued during the period.

The following table summarizes the calculation of basic income (loss) per common share for each period:

	2004	2003

Numerators:
Income (loss) from continuing operations	$992,000	$(320,000)

Deduct - preference stock dividend requirements applicable to continuing operations	4,000	6,000

Income (loss) applicable to common stockholders from continuing operations - basic	988,000	(326,000)
Add back - interest expense on convertible notes, net of tax effects	103,000	—
Income (loss) applicable to common stockholders from continuing operations - diluted	1,091,000	(326,000)

Loss applicable to common shareholders from discontinued operations	—	(472,000)
Net income (loss) applicable to common common stockholders	$1,091,000	$(798,000)

Denominators:
Weighted average shares for basic net income (loss) per common share	6,663,449	5,179,398
Add dilutive effect of assumed exercise of stock options and warrants	522,836	—
Add dilutive effect of assumed conversion of convertible promissory notes	1,285,679	—
Weighted average shares for diluted net income (loss) per common share	8,471,964	5,179,398

Basic net income (loss) per common share from continuing operations	$0.15	$(0.06)
Basic net (loss) per common share from discontinued operations	$—	$(0.09)
Basic net income (loss) per common share	$0.15	$(0.15)

Diluted net income (loss) per common share from continuing operations	$0.13	$(0.06)
Diluted net (loss) per common share from discontinued operations	$—	$(0.09)
Diluted net income (loss) per common share	$0.13	$(0.15)

Excluded from the table above in FY 2003 are the Company’s convertible promissory notes that may be converted into 1,000,000 shares of common stock and the assumed exercise of 1,593,850 stock options and 252,500 warrants, calculated based on the treasury stock method, into 484,206 shares of common stock at the period end, as these would be anti-dilutive due to the losses in that period.

Excluded from the treasury stock calculation in FY 2004 are options to acquire 504,000 shares of common stock, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.

Income taxes

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

New accounting pronouncements

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

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2 - Significant concentrations of credit risk:

The Company grants credit to customers.  Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution.  As of June 30, 2004, cash balances did exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000.  Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

On a periodic basis, the Company evaluates its contract receivables and establishes an allowance for doubtful accounts, based on a history of past write-offs and the risk of not collecting unbilled recoverable costs. Management determined an allowance of $28,000 at June 30, 2004 was adequate to cover the risk associated with unbilled recoverable costs.

Note 3 - Accounts receivable:

Accounts receivable consist of the following at June 30, 2004 and 2003:

	2004	2003
Amounts billed	$4,423,000	$4,287,000
Amounts unbilled:
Costs and profits in excess of billings	3,188,000	659,000
Retentions, due upon completion of contracts	153,000	155,000
Recoverable costs subject to closure of contracts	354,000	549,000

Totals	$8,118,000	$5,650,000

At June 30, 2004, costs and profits in excess of billings consisted of amounts billed subsequent to year-end.  The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the customer; based on the Company’s experience with similar contracts in recent years, the balances at June 30, 2004 are expected to be collected in fiscal 2005 and 2006.

Recoverable costs subject to closure of contracts consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect rates. These receivables will be billable upon closure of audits of overhead rates of the specific delivery orders or the contracts.

The Company does not recognize revenues in excess of the allowable funding limitations on any delivery order or contract until contract negotiations are finalized.

As of June 30, 2004 and 2003, the Company had advances of approximately $100,000 and $114,000, respectively, on cost-reimbursement contracts.

Note 4 - Line of credit and working capital loan:

At June 30, 2004, the Company had no outstanding borrowings under a revolving line of credit facility (“credit facility”) provided by Comerica Bank – California. The credit facility allowed for maximum borrowings of $2,000,000 (“credit limit”).  This credit facility was increased on July 20, 2004 to $3,500,000 and it expires on December 28, 2004.  The borrowings under the line of credit are limited to 80% of qualifying contract receivables, are collateralized by substantially all of the assets of the Company, as defined, and bear interest at .25% above the prime rate (an effective rate of 4.25% at June 30, 2004).

Among other things, the terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. As of June 30, 2004, the Company was in compliance with the reporting requirements and financial ratios which consists of, tangible effective net worth, current assets to current liabilities, debt to net worth and cash flow coverage under the agreement as of June 30, 2004.

The credit facility allows the Company to use (i) the full $3,500,000 for working capital purposes or (ii) under a Sub Facility, up to $2,000,000 of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica’s consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option.

At June 30, 2004, the Company had an outstanding balance of $97,000 under a $500,000 working capital loan provided by the same bank, which matures on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and bears interest at 0.75% above the prime rate (an effective rate of 4.75% at June 30, 2004).

Note 5 - Notes payable to related and unrelated parties:

During 2001, the Company borrowed $150,000 from an individual who became the Company’s CEO. This note, as amended, bore interest at 10% and matured on October 15, 2003.  As additional consideration, the noteholder was granted warrants to purchase 250,000 shares of common stock at a price of $1.00 per share, the market value of the Company’s common stock at the grant date. The warrants vested immediately and were scheduled to expire 30 days after October 15, 2003. The warrants had a fair value of $130,000 as of the date of issuance; accordingly, the Company discounted the note by $130,000 and accreted the discount on a straight-line basis over the term of the note.  The Company recognized $54,000 of additional interest expense in 2003 related to the accretion of this debt discount. The Company paid the remaining outstanding balance of $75,000 of principal on the note in 2003.

During 2002, the Company issued $1,000,000 of three-year convertible notes payable in exchange for cash to related and unrelated parties.  The related parties are directors, officers and employees of the Company who hold notes with a face value of at $425,000.  The notes bear interest at an annual rate of 10%, mature on various dates starting November 8, 2004 and are unsecured.  The notes may be extended one year at the option of the holder. During 2004, the holders of $663,000 of the convertible notes payable notified the Company that they exercised this right.

Each note has a conversion feature whereby the noteholder can convert at any time the unpaid principal balance at the rate of $1.00 per share into the Company’s common stock.  The Company deferred approximately $105,000 of expenses associated with the issuance of these notes payable, which are included in other assets and are being amortized over three years.

During 2004, $281,000 of the notes issued in 2002 were converted into common stock.

During 2004, the Company issued $1,600,000 of three-year convertible notes payable in exchange for cash to related and unrelated parties. The related parties are directors, officers and employees of the Company who hold notes with a face value of at $675,000. The notes bear interest at an annual rate of 10%, mature on December 31, 2006 and are unsecured.  Each note has a conversion feature whereby the note holder can convert at any time the unpaid principal balance at the rate of $2.20 per share into the Company’s common stock.

These 10% notes were sold at an aggregate discount of $ 129,000. Accordingly, the discount will be accreted through interest expense over the term of the notes.

Also during 2004, the Company issued three-year convertible notes payable to the shareholders of Polexis in connection with the acquisition (See Note 12).  Some of the former Polexis shareholders are now Company employees and, therefore, related parties. These employees hold notes valued at $577,000.  The notes bear interest at an annual rate of 10%, mature on March 31, 2007, are unsecured and are subordinated to the Company’s bank debt.  Each note has a conversion feature whereby the note holder can convert at any time the unpaid principal balance at the rate of $2.32 per share into the Company’s common stock.  The Company has a mandatory conversion option commencing six months from the date of issue whereby if the Company’s stock trades above $3.00 per share for a specified period of time, the Company can force a conversion of one-half of the notes outstanding at the stated conversion price.  Subsequent to the closing of the acquisition, notes valued at $4,000 were converted into common stock and an additional $2,000 in notes were converted to cash.

The Company has deferred approximately $26,000 of expenses associated with these notes payable, which are included in other assets and are being amortized over three years.

As of June 30, 2004, the principal balance of the convertible notes payable to related parties amounted to $1,677,000 and the amount owed to unrelated parties was $1,896,000 for a total discounted carrying value of $3,573,000.

Note 6 - Leases:

The Company has noncancelable operating leases for its offices and certain office equipment and automobile that expire at various dates through December 2008. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense for operating leases totaled $705,000 and $685,000 in 2004 and 2003, respectively.

The Company also leased certain office equipment under capital leases that expire on various dates through September 2006.  At June 30, 2004 and 2003, the gross amount of the plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2004	2003
Equipment	$247,000	$247,000

Less accumulated depreciation	193,000	165,000

	$54,000	$82,000

Future minimum lease payments under noncancelable operating and capital leases with initial terms of one year or more as of June 30, 2004 are as follows:

	Operating Leases	Capital Leases

2005	$766,000	$37,000
2006	769,000	28,000
2007	652,000	7,000
2008	339,000	—
2009	150,000	—
Thereafter	—	—

Totals	$2,676,000	72,000

Less amounts representing interest		7,000

Present value of minimum lease payments		65,000
Less current portion		35,000

Long-term portion		$30,000

Note 7 - Stockholders’ equity:

Preferred stock

The Company is authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which none are outstanding at June 30, 2004 or 2003.  Cumulative dividends on outstanding shares are payable at the annual rate of 4%.

Preference stock

The Company is authorized to issue up to 2,000,000 shares of preference stock, of which 0 and 69,781 shares of the Series B 9% cumulative convertible callable nonvoting preference stock ($1.00 par value) were outstanding as of June 30, 2004 and 2003, respectively.  Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock.  The Company called this stock in 2004 and gave the shareholders an option to convert to common stock.  The Company issued $10,000 in common stock and $60,000 in cash to these shareholders, thus retiring the stock.  Cash dividends paid on the preference stock totaled $4,000 and $6,000 in 2004 and 2003, respectively.

Common stock

The Company is authorized to issue up to 48,000,000 shares of common stock, of which 8,121,921 shares were outstanding as of June 30, 2004.

Stock options and warrants

The Company received $416,000 and $197,000 in cash for the exercise of stock options and warrants in 2004 and 2003, respectively.

Stock option plans

On August 20, 1996, the Company’s Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the “old Plan”), which was modified and ratified by the Company’s stockholders during 1998.  The old Plan provided for grants by the Board of Directors of Incentive Stock Options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants.  The old Plan may have options with terms of no more than ten years.  The maximum terms of the options granted under the old Plan are seven years with a maximum vesting of five years.  On April 14, 2003, the 1997 stock option plan was superseded by a new plan, however, all outstanding options remain valid.

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

The Plan may have options with terms of no more than ten years.  The maximum terms of the options granted under the Plan are five years with a maximum vesting of four years.  At June 30, 2004, the Company had 628,250 shares of common stock available to be granted under the Plan.

The following table summarizes certain information regarding stock options issued under the Plan and warrants issued at June 30, 2004 and 2003:

	2004		2003
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Balance outstanding at beginning of year	1,846,350	$1.17	1,689,200	$1.01

Granted	768,000	$2.11	522,750	$1.45

Exercised	(499,322)	$1.05	(302,300)	$0.76

Cancelled	(193,028)	$1.09	(63,300)	$1.10

Balance outstanding at end of year	1,922,000	$1.59	1,846,350	$1.17

Price range at end of year	$0.73 to $2.89		$0.47 to $2.30

Weighted average fair value per share of 768,000 and 489,750 options and warrants granted during the year with an exercise price equal to the market price at the date of grant	$0.70		$0.81

Weighted average fair value per share of 33,000 options granted during 2003 with an exercise price less than the market price at the date of grant			$0.91

The following table summarizes information about stock options and warrants outstanding at June 30, 2004, all of which were at fixed prices:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.73 - $1.00	418,500	1.79 Years	$0.99	385,500	$1.00
$1.18 - $1.75	744,500	2.87 Years	$1.33	337,944	$1.27
$1.80 - $2.89	759,000	4.30 Years	$2.17	167,630	$2.06

	1,922,000			891,074

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2004 and 2003:

	2004	2003

Dividend yield	0%	0%
Expected volatility	31%	62%
Risk-free interest rate	2.9%	2.9%
Expected lives	4.5 years	4.5 years

Note 8 - Employee stock ownership plan (“ESOP”):

The Employee Stock Ownership Plan was established in July 1999 and restated effective July 2001.  A contribution is given to each eligible employee; to be eligible, an employee must be 21 years of age and have been employed by the Company for at least 90 days.  The Board of Directors of SYS elected to provide a 3% fully vested contribution to all eligible employees in 2004 and 2003. To determine the contribution, all eligible compensation pursuant to the Plan is multiplied by 3%.  At the end of each year, the Company’s contribution is allocated to the eligible employees.  The Company’s contribution to the ESOP is paid in cash and common stock.

In accordance with the Plan and until such time as the Company’s stock is traded on a national securities exchange as defined by the IRS, which excludes over the counter bulletin board stocks, an independent appraiser values the common stock at the end of each plan year for purposes of determining the number of shares to be contributed.

During 2004 and 2003, the Company made contributions in common stock and cash to the ESOP totaling approximately $439,000 and $414,000, respectively, which was charged to compensation expense. In 2004, 95,878 shares of common stock with a fair value of $168,000 was contributed. In 2003, 54,443 shares of common stock with a fair value of $73,000 was contributed. The cash contributions totaled $271,000 and $341,000 for 2004 and 2003, respectively.

Note 9 - Employee stock purchase plan:

During 2003, the Board of Directors approved the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company.  The Purchase Plan provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock.  The exercise date of the Purchase Plan shall be the last day of the six month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

As of June 30, 2004, payroll deductions were accrued in the amount of $60,000 for the issuance of approximately 35,945 shares of common stock. Pursuant to APB 25, no compensation expense was recorded or recognized in 2004.  For purposes of FAS 123, the weighted average fair value per common share issued under the Purchase Plan was $1.76 during 2004.

Note 10- Income taxes:

The provision (benefit) for income taxes in 2004 and 2003 consists of the following:

	2004	2003
Current:
Federal	$—	$(232,000)
State	15,000	—
Totals	15,000	(232,000)

Deferred:
Federal	733,000	(136,000)
State	77,000	(57,000)
Totals	810,000	(193,000)

Totals	$825,000	$(425,000)

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2004 and 2003 are shown below:

	2004	2003
Deferred tax assets:
Accrued vacation and allowance for doubtful accounts	$121,000	$217,000
Capitalized software	—	58,000
Future deductible amount for warrant stock and compensation expense	81,000	51,000
Net operating loss carryforwards	139,000	92,000
Other	—	11,000
Totals	341,000	429,000

Deferred tax liabilities:
Depreciation	(73,000)	(114,000)
Accrued expenses	(837,000)	—
Amortization of Polexis intangibles	(249,000)	—
Other	(17,000)	—
Totals	(1,176,000)	(114,000)

Net deferred tax asset (liability)	$(835,000)	$315,000

At June 30, 2004, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $285,000 and $530,000 for Federal and California income tax purposes, respectively.  The difference between the Federal and California tax loss carryforwards is primarily related to the carryback of approximately $793,000 for Federal purposes. The Federal net operating loss carryforwards expire in 2023. California currently imposes a moratorium on the utilization of net operating loss carryforwards through December 31, 2003. The California net operating loss carryforwards expire in 2014. The carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provision, computed based on the Company’s pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2004	2003

Expected tax provision (benefit) at statutory rates	$618,000	$(414,000)

Non-deductible goodwill impairment charge	—	29,000
State taxes, net of Federal benefit	91,000	(38,000)
Changes in estimate for tax refunds receivable and prepaid taxes	116,000	(2,000)

Totals	$825,000	$(425,000)

Note 11- Fair value of financial instruments:

The Company’s financial instruments at June 30, 2004 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, convertible notes payable and notes payable.  In the opinion of management, (i) cash, contract and other receivables and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

As of June 30, 2004, the convertible notes payable to related and unrelated parties with a carrying value of $3,573,000 had a fair value of $5,885,000 on an “as converted” basis.

Note 12- Business combination:

On March 31, 2004, the Company purchased all of the outstanding stock of Polexis in exchange for $3,136,000 in cash, the issuance of 697,973 shares of common stock and $1,375,000 of three-year convertible subordinated notes. The estimated fair value of the stock at the date of purchase was $2.25 per share.  The Company also incurred direct acquisition related costs of $458,000.

The acquisition is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), whereby the total cost of the acquisition has been allocated to tangible and intangible net assets acquired based upon determined fair values at the effective date of the acquisition.

The allocation of the purchase price is subject to refinement. Specifically, 50,762 shares are contingently issuable to certain selling shareholders if they remain continuously employed at the Company for the six months ending September 30, 2004. As of June 30, 2004, the Company has accrued $67,000 of compensation expense related to this contingency. If the employees leave the Company prior to September 30, 2004, this accrual would be reversed. If they remain employed, an additional $67,000 will be recorded as compensation expense in FY 2005. The following table summarizes the determined fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Estimated Life in years
Current assets	$2,678,000
Property, furniture and equipment, net	93,000	Various (2-5)
Customer contracts	300,000	13
Trade name	60,000	1
Backlog	70,000	1
Technology	200,000	5
Non-Compete Agreements	11,000	2
Goodwill	5,452,000	Indefinite
Other assets	28,000

Total assets acquired	8,892,000

Current liabilities	1,850,000
Long term liabilities	577,000

Total liabilities assumed	2,427,000

Fair value of net assets acquired	$6,465,000

The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

The following summary presents pro forma consolidated results of operations for the fiscal years ended June 30, 2004 and 2003 as if the acquisition described above had occurred as of July 1, 2002 and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP (as reported) to pro forma financial results for the fiscal years ended June 30, 2004 and 2003.  All numbers are in thousands, except net income per common share:

	June 30, 2004	June 30, 2003
	Pro forma	Pro forma

Revenues	$40,871	$32,539
Operating Income	$2,627	$100
Net income (loss)	$1,220	$(721)

Net income per common share:
Basic	$0.17	$(0.13)
Diluted	$0.14	$(0.13)
Weighted average shares outstanding:
Basic	7,176	5,877
Diluted	9,428	5,877

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

Note 14- Legal matters:

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

Note 15- Sale of subsidiary:

On June 30, 2003, the Company agreed to the sale of the Testmasters Division and its newly formed training division to the former owner of Testmasters.  The agreement called for the transfer of all the assets and certain liabilities of these two divisions having a net book value of approximately $140,000.  The agreement also includes a 12.5% royalty to be recognized by the Company for the deferred revenue the Company collected which was associated with the training division.  The amount of deferred revenue was approximately $159,000 as of June 30, 2003 and was paid to the buyer during fiscal 2004.  In consideration, the Company received 100,000 shares of SYS common stock, which were valued at the fair market value of $1.80 per share at June 30, 2003.

Note 16- Discontinued operations:

As of June 30, 2003, the Company consolidated its Training Division into the Testmasters Division and then sold Testmasters.   Additionally, during 2003, the Company started the Walk Up Systems Division, which was discontinued as of June 30, 2003.  The consolidated financial statements have been restated to reflect the losses associated with these Divisions as losses from discontinued operations.  The revenue generated by these Divisions approximated $616,000 during 2003.

*           *           *