Form 10QSB
period 2004-09-24
SYS
filed 2004-11-04
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 24, 2004

[ ]	Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

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

Yes  [ X ]    No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,158,166 shares of common stock, without par value, as of November 1, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  [   ]    No  [ X ]

PART I
FINANCIAL INFORMATION

Item 1.                                     Financial Statements

SYS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 24, 2004	June 30, 2004
ASSETS
Current assets:	$67,000	$2,159,000
Cash
Accounts receivables, net	11,914,000	8,118,000
Prepaid expenses	393,000	442,000
Total current assets	12,374,000	10,719,000

Furniture and equipment, less accumulated depreciation and amortization of $1,202,000 and $1,145,000	718,000	749,000
Capitalized software, net of accumulated amortization of $42,000 and $37,000	60,000	65,000
Intangible assets, net of accumulated amortization of $92,000 and $46,000	549,000	595,000
Goodwill	5,371,000	5,452,000
Other assets	172,000	137,000
Totals	$19,244,000	$17,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Borrowings under bank line of credit	$645,000	$-
Accounts payable	2,413,000	1,489,000
Accrued payroll and related taxes	2,224,000	2,470,000
Income taxes payable	193,000	-
Other accrued liabilities	579,000	837,000
Current portion of deferred tax liabilities	546,000	546,000
Current portion of notes payable and other debt	120,000	188,000
Total current liabilities	6,720,000	5,530,000

Convertible notes payable, net of current portion	1,876,000	1,840,000
Convertible notes payable to related parties, net of current portion	1,665,000	1,677,000
Capital lease obligations, net of current portion	-	33,000
Deferred tax liabilities	289,000	289,000
Total liabilities	10,550,000	9,369,000
Stockholders' equity:
4% convertible preferred stock, $.50 par value; 250,000 authorized; none issued or outstanding	-	-
9% preference stock, $1.00 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 48,000,000 shares authorized; 8,158,166 and 8,121,921 shares issued and outstanding	7,185,000	7,143,000
Retained earnings	1,509,000	1,205,000
Total stockholders' equity	8,694,000	8,348,000
	$19,244,000	$17,717,000

See accompanying Notes to Consolidated Financial Statements.

SYS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 24, 2004	September 26, 2003

Revenues	$11,107,000	$7,552,000
Operating costs and expenses:
Contract costs	9,506,000	6,360,000
General and administrative expenses	987,000	935,000
Total operating costs and expenses	10,493,000	7,295,000
Income from operations	614,000	257,000

Other (income) expenses:
Interest income	-	(14,000)
Interest expense	114,000	38,000
Totals	114,000	24,000
Income before income taxes	500,000	233,000
Income tax provision	196,000	100,000
Net income	$304,000	$133,000

Preference dividend requirements	-	3,000
Net income applicable to common stock	$304,000	$130,000

Basic net income per common share	$0.04	$0.02

Diluted net income per common share	$0.03	$0.02

See accompanying Notes to Consolidated Financial Statements.

SYS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 24, 2004	September 26, 2003
Cash flows from operating activities:
Net income	$304,000	$133,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117,000	61,000
Deferred income taxes	-	36,000
Increase in allowance for doubtful accounts	-	30,000
Accretion of debt discount	11,000	-
Goodwill	(7,000)	-
Gain on disposition of equipment	(8,000)	-
Issuance and release of ESOP shares for compensation	-	68,000
Changes in operating assets and liabilities:
Contract receivables	(3,796,000)	(970,000)
Income tax refund receivable	-	100,000
Other current assets	49,000	(34,000)
Other assets	(44,000)	(24,000)
Accounts payable	924,000	255,000
Accrued payroll and related taxes	(246,000)	366,000
Income taxes payable	193,000	-
Other accrued liabilities	(170,000)	204,000
Net cash provided by (used in) operating activities	(2,673,000)	225,000
Cash flows from investing activities - acquisition of furniture and equipment	(70,000)	(15,000)
Cash flows from financing activities:
Net line of credit borrowings (payments)	645,000	(184,000)
Payments of notes payable and other borrowings	(28,000)	(25,000)
Payments of capital lease obligations	(8,000)	(7,000)
Payments of dividends on preference stock	-	(3,000)
Proceeds from employee stock purchases and stock options exercised, net of private placement costs	42,000	10,000
Net cash provided by (used in) financing activities	651,000	(209,000)
Net increase (decrease) in cash	(2,092,000)	1,000
Cash at beginning of period	2,159,000	19,000
Cash at end of period	$67,000	$20,000

Supplemental disclosure of cash flow data:
Interest paid	$94,000	$38,000
Income taxes paid	$4,000	$-

See accompanying Notes to Consolidated Financial Statements.

SYS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2004

(1)           General

In the opinion of the management, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of the consolidated financial position of SYS and subsidiaries as of September 24, 2004 and June 30, 2004 and the consolidated results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

The results of operations for the three months ended September 24, 2004 are not necessarily indicative of the results to be expected for the full year ending June 30, 2005.

The Company's fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

All of the Company's operations are conducted in the United States.

Certain amounts in the FY 2004 consolidated financial statements have been reclassified to conform to the FY 2005 presentation.

(2)           Stock-Based Compensation

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option.

Had compensation costs for the company's stock options been determined based on the fair value method under SFAS No. 123, the company's net income and earnings per share would have been as follows for the three months ended September 24, 2004 and September 26, 2003, respectively:

	Three months ended
	September 24, 2004	September 26, 2003
Net income - applicable to common stockholders - as reported - basic	$304,000	$130,000
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - basic	75,000	93,000
Net income applicable to common stock - pro forma - basic	$229,000	$37,000
Net income - applicable to common stockholders - as reported - diluted	$360,000	$145,000
Deduct total stock-based employee compensation expense determined under fair value - based method for all awards - diluted	75,000	93,000
Net income applicable to common stockholders - pro forma - diluted	$285,000	$52,000
Basic income per common share:
As reported	$0.04	$0.02
Pro forma	$0.03	$0.01
Diluted income per common share:
As reported	$0.03	$0.02
Pro forma	$0.03	$0.01

(3)           Notes Payable

During 2002, the Company issued $1,000,000 of three-year convertible notes payable in exchange for cash to related and unrelated parties.  The related parties are directors, officers and employees of the Company who hold notes with a face value of $425,000.  The notes bear interest at an annual rate of 10%, mature on various dates starting November 8, 2004 and are unsecured.  The notes may be extended one year at the option of the holder. During 2004, the holders of $663,000 of the convertible notes payable notified the Company that they exercised this right.  During 2005, the holders of $13,000 of the convertible notes payable notified the Company that they exercised this right.

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

During 2004, the Company issued $1,600,000 of three-year convertible notes payable in exchange for cash to related and unrelated parties. The related parties are directors, officers and employees of the Company who hold notes with a face value of $675,000. The notes bear interest at an annual rate of 10%, mature on December 31, 2006 and are unsecured.  Each note has a conversion feature whereby the note holder can convert at any time the unpaid principal balance at the rate of $2.20 per share into the Company's common stock.  These 10% notes were sold at an aggregate discount of $129,000. Accordingly, the discount will be accreted through interest expense over the term of the notes.

Also during 2004, the Company issued three-year convertible notes payable to the shareholders of Polexis in connection with the acquisition of Polexis (the Acquisition) by the Company.  Some of the former Polexis shareholders are now Company employees and, therefore, related parties. These employees hold notes valued at $577,000.  The notes bear interest at an annual rate of 10%, mature on March 31, 2007, are unsecured and are subordinated to the Company's bank debt.  Each note has a conversion feature whereby the note holder can convert at any time the unpaid principal balance at the rate of $2.32 per share into the Company's common stock.  The Company has a mandatory conversion option commencing six months from the date of issue whereby if the Company's stock trades above $3.00 per share for a specified period of time, the Company can force a conversion of one-half of the notes outstanding at the stated conversion price.  Subsequent to the closing of the acquisition, notes valued at $4,000 were converted into common stock and an additional $2,000 in notes were converted to cash.

The Company has deferred approximately $56,000 of expenses associated with these notes payable, which are included in other assets and are being amortized over three years.

As of September 24, 2004, the principal balance of all convertible notes payable to related parties amounted to $1,677,000 and the amount owed to unrelated parties was $1,907,000 for a total discounted carrying value of $3,584,000.

In the current liabilities section of the balance sheet, the current portion of notes payable and other debt is comprised of the following:

	September 24, 2004	June 30,
Working capital loan	$ 69,000	$ 97,000
Current portion of convertible notes payable	31,000	44,000
Current portion on convertible notes payable to related parties	12,000	12,000
Current portion of capital lease obligations	8,000	35,000
Current portion of notes payable and other debt	$120,000	$ 188,000

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period:

	Three months ended
	September 24, 2004	September 26, 2003
Numerators:
Net income	$304,000	$133,000
Deduct - preference stock dividend requirements	--	3,000
Income applicable to common stockholders - basic	304,000	130,000
Add back - interest expense on convertible notes, net of tax effects	56,000	15,000
Net income applicable to common stockholders - diluted	$360,000	$145,000

Denominators:
Weighted average shares for basic net income per common share	8,153,516	5,472,867
Add dilutive effect of assumed exercise of stock options and warrants and application of treasury stock method	775,178	742,655
Add dilutive effect of assumed conversion of convertible promissory notes	2,036,272	1,000,000
Weighted average shares for diluted net income per common share	10,964,966	7,215,523

Basic net income per common share	$0.04	$0.02

Diluted net income per common share	$0.03	$0.02

Excluded from the treasury stock calculation in FY 2005 are 286,000 shares of common stock at the quarter end, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.  Excluded from the treasury stock calculation in FY 2004 are 184,000 shares of common stock at the quarter end, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.

(5)           Line of Credit and Working Capital Loan

At September 24, 2004, the Company had borrowings under a revolving line of credit facility ("credit facility") provided by Comerica Bank - California of $645,000. The credit facility allows for maximum borrowings of up to $3,500,000 ("credit limit"), is limited to 80% of qualifying contract receivables, are collateralized by substantially all of the assets of the Company, as defined, and bear interest at 0.25% above the prime rate (an effective rate of 5.00% at September 24, 2004).  The credit facility expires on December 28, 2004; however, Comerica may extend the credit facility to December 28, 2005 upon review of the Company's recently filed audited 2004 financial statements, which have been provided to Comerica by the Company. The Company had available borrowing capacity of $2,855,000 at September 24, 2004 on this credit facility.

Among other things, the terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. As of September 24, 2004, the Company was in compliance with the reporting requirements and financial ratios which consist of, tangible effective net worth, current assets to current liabilities, debt to net worth and cash flow coverage.

The credit facility allows the Company to use (i) the full $3,500,000 for working capital purposes or (ii) under a Sub Facility, up to $2,000,000 of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica's consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the Sub Facility subject to minimum advance amounts and duration under the LIBOR option.

At September 24, 2004, the Company had an outstanding balance of $69,000 under a $500,000 working capital loan provided by the same bank, which matures on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and bears interest at 0.75% above the prime rate (an effective rate of 5.50% at September 24, 2004).

(6)           Legal Matters

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

(7)           Stockholders' Equity

During the first quarter of FY 2005, there were 300 shares of common stock issued due to the exercise of stock options for $375.  These options had an exercise price of $1.25.

On July 12, 2004, the Company issued 35,945 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from January 1, 2004 to June 30, 2004.  The Company received proceeds of $60,000.

Item 2.     Management's Discussion and Analysis or Plan of Operations

To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the "Factors Which May Affect Future Results" and "Management's Discussion and Analysis or Plan of Operations" sections of this report.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.

Description of Business

Overview

SYS Technologies ("SYS or "the Company") has provided engineering, technical, financial and management services to commercial and U.S. government customers since 1966. It currently has several multiple-year management and engineering service contracts with the U.S. Navy and General Services Administration at various locations across the country.

During the first quarter of 2005 the Company reorganized its corporate structure.  The Company's services were formerly delivered through three divisions, which are listed below:

Enterprise Solutions Division
Integrated Information Solutions Division
Systems Engineering and Management Division

All of the these Divisions have been consolidated into the Defense Solutions Group, which at this time accounts for all of the Company's revenue.  The Company has only one segment as defined under the provisions of SFAS No. 131.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base. We expect that this practice will continue.  In addition, during FY 2004 we completed an acquisition which has added to our revenues.  We will continue to evaluate acquisition opportunities and make acquisitions if the transactions are in line with our strategy of increasing our core competencies, expanding our revenues and expanding our customer base.

Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit. Of our total year to date revenues in 2005, approximately 27% were generated by time and materials contracts, approximately 64% were generated by cost reimbursement contracts and approximately 9% were generated by fixed-price contracts.

Defense Solutions Group (DSG)

	(in thousands)
	September 24, 2004	September 26, 2003
Revenue for DSG	$11,107	$7,552

            The DSG operates out of four major locations which are in San Diego and Oxnard, California and Arlington and Chesapeake, Virginia.  The DSG has a minor presence in other locations.

The Oxnard, California office is adjacent to major U.S. Naval facilities activities, including the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  This office performs engineering services, operational analysis and information technology services in support of these Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company's facilities and under direct support at the customer site. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large Information Technology prime contractor.

The San Diego, California office is near the Space and Naval Warfare Systems Command ("SPAWAR") and SPAWAR Systems Center.  This office provides Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance ("C4ISR") system engineering services and solutions, which includes the use of our "The Assessment Profiling System ("TAPS") Decision Support System" to manage the Information Operations Campaign by the 8th Army in Korea; providing technical and managerial personnel to design, develop and fabricate integrated sensors and communications devices in the Integrated Circuit Fabrication Facility at SPAWAR Systems Center in San Diego; developing new communications architectures for combining strategic and tactical communications and data links into a single composite network; and supporting SPAWAR Headquarters assessments of FORCENet related capabilities and programs. FORCEnet is the operational construct and architectural framework for naval warfare in the information age. Additional information integration and knowledge management programs under which we are developing software capabilities based on Polexis' Extensible Information System ("XIS") include the Army's Command Post of the Future, the Defense Information Systems Agency's Defense Information Infrastructure Common Operating Environment, and SPAWAR's Extensible Tactical C4I Framework.

The San Diego office's customer base includes SPAWAR Headquarters, SPAWAR Systems Center San Diego, Naval Air Systems Command ("NAVAIR"), Defense Advanced Research Programs Agency ("DARPA"), the Defense Information Systems Agency ("DISA") as well as numerous operational commands and other DOD industry partners such as Boeing, Cubic, and Rockwell Collins.  This offices personnel work closely with Office of Naval Research, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

The Arlington office is located in the Crystal City Complex and near numerous government facilities.  The Chesapeake office is located near Norfolk, Virginia.

The Virginia offices perform Department of Defense acquisition program management, navy combat system safety engineering, communications and other information technology engineering and support services, port engineering for ship equipment installations, training, and budgeting and financial management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), and the Combat System Operating Sequencing System (CSOSS).

Some of the major contracts performed by the DSG include:

U.S. Navy Underway Replenishment (UNREP) prime contract that has been held by the Company since 1982. During the first quarter of 2005 the Company was awarded a new option year on this contract valued at approximately $5.0 million and revenue recognition on this new option year began on the effective date. In support of this project, SYS Technologies is defining equipment loads, speeds, operating ranges, installation geometry and power necessary to achieve the system throughput requirements. In support of the Advanced UNREP Program, SYS Technologies also provides engineering and technical services to develop and fabricate mockups and prototypes for new design concepts and design modifications to underway replenishment equipment.
The Company was awarded a task order on its Seaport prime contract, which supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This $4.0 million firm fixed price task order was awarded in the first quarter of FY 2005 and revenue recognition on this new option year began on the effective date. This task order replaces the work that was previously performed under the Management, Planning, Analytical and Administration (MPAA) contract. The Seaport contract is a multiple award contract that the Company was awarded in FY 2004 by the Naval Sea Systems Command to provide a broad range of comprehensive engineering, technical, and programmatic support services.
Navy Marine Corps Intranet (NMCI) subcontract for information technology services.
Prime contract with SPAWAR Systems Center's Joint and National Systems Division. Subcontractors on this contract include Northrup-Grumman, Boeing, Lucent, Science Applications International Corporation (SAIC), and BAE.
Subcontract with SAIC on its SPAWAR Systems Engineering & Integration contract.
Prime contract with SPAWAR Systems Center's Information Assurance and Engineering Division. Subcontractors on this contract are SAIC, Booz-Allen & Hamilton, Inc, American Systems Corporation, Galaxy Scientific Corporation and Nathan Kunes, Inc.
Subcontract for the Naval Sea Systems Command's Professional Support Services Multiple Award Contract (NAVSEA MAC).
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

Results of Operations

The following table sets forth certain items, including consolidated revenues for the first quarter of fiscal years 2005 and 2004 (in thousands):4 (in thousands):

	Three Months Ended
	Sep. 24 2004%		Sep. 26 2003%
Revenues	$11,107	100.0	$7,552	100.0
Operating costs and expenses:
Contract costs	9,506	85.6	6,360	84.2
General and administrative expenses	987	8.9	935	12.4
Total operating costs and expenses	10,493	94.5	7,295	96.6
Income from operations	614	5.5	257	3.4
Interest expense, net	114	1.0	24	0.3
Income before income taxes	500	4.5	233	3.1
Income tax provision	196	1.8	100	1.3
Net income	$304	2.7	$133	1.8

Revenues.  For the first quarter of 2005, our revenues increased 47% to $11.1 million from $7.6 million for the same period in 2004.  This increase is attributable to new contract awards, successful recompetition wins on existing programs, growth within existing programs and the acquisition of Polexis in the fourth quarter of 2004.

Contract costs.  Includes all direct costs such as labor, materials and subcontractor costs.  Contract costs also include indirect overhead costs which are pooled and allocated to contracts on a pro rata basis.

As a percentage of revenue, contract costs were 85.6% for the first quarter of 2005 as compared to 84.2% for the same period in 2004. This increase in contract costs as a percentage of revenues is due to increased materials, subcontractor and overhead costs.

General and administrative expenses.  General and Administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs.  For the first quarter of 2005, G&A expenses increased 5.6% to $987,000 from $935,000 for the same period in 2004. This $52,000 increase was primarily attributable to increased bid and proposal costs and costs that are not allowed to be charged to government contracts.   As a percentage of revenues, G&A has decreased due to the growth in revenues.

Income from operations.  For the first quarter of 2005, income from operations increased 139% to $614,000 from $257,000 for the same period in 2004.  As a percentage of revenues, this improvement is directly attributable to the Company's increasing revenues while having minimal increases in the G&A expenses.

Interest expense.  For the first quarter of 2005, net interest expense increased 375% to $114,000 from $24,000 for the same period in 2004.  This increase is attributable to increased interest expense from the convertible notes issued by the Company during 2004 through its private placement and in connection with the Polexis acquisition, the accretion of the debt discount related to the private offering and increased usage of the line of credit.

Income tax provision.  For the first quarter of 2005, the provision for income tax increased 96% to $196,000 from $100,000 for the same period in 2004.  Our 2005 tax provision represents an effective tax rate of 39.2% versus 43.9% in 2004.

Dividends.  For the first quarter of 2005, there were no dividends authorized or paid.  For the same period in 2004, there were $3,000 in dividends paid on the Company's preference stock.  This decrease was attributable to the redemption of the preference stock in fiscal 2004.

Liquidity and Capital Resources

At September 24, 2004, the Company had cash and cash equivalents of $67,000. This represents an overall decrease of approximately $2.1 million during the quarter. The cash decrease is a result of two factors. First, the Company had a significant amount of anticipated non-recurring payments which included (i) costs associated with the Polexis acquisition for a lease buy-out, severance and compensation (ii) incentive compensation payments earned for the prior fiscal year (iii) costs associated with the SB-2 registration statement and (iv) an unusually large amount of subcontractor payments. Second, our days outstanding on accounts receivable grew considerably due to (i) a resource shortage to keep current on our billings (ii) the addition of a large new government contract which has taken the customer longer to establish its payment process and (iii) changes in the billings mechanism for one of our other large customers which has slowed both the input and processing of our invoices.

We believe that all of these items have been appropriately addressed by the Company. We have added resources to support our own processes. We have worked with our customers to remedy the billing issues we experienced on their contracts. Finally, all of the non-recurring payments noted were concluded in the first quarter. Accordingly, we expect to see our days outstanding on accounts receivables return to a more normalized rate during the second quarter and our net cash flow should improve as a result.

Net working capital was $5.6 million at September 24, 2004 compared to $5.2 million at June 30, 2004.  Net working capital is total current assets less total current liabilities.  Accounts receivables increased by $3.8 million during the first quarter of 2005.  This increase was due primarily to an increase in the days outstanding for the Company's accounts receivables.  Accounts payable increased by $924,000 to $2.4 million during the first quarter of 2005.  This was primarily due to the increase in materials and subcontractor costs.

The Company also has convertible notes payable totaling $3.6 million consisting of $700,000 from a private placement completed during 2002; $1.5 million issued in connection with the private placement completed during 2004, and $1.4 million in connection with the acquisition of Polexis.  The Company used the funds received through the private placements to finance the Company's growth and to complete the acquisition of Polexis.

The Company's net assets increased by $326,000 during the first quarter of 2005 to $8.7 million.  Net assets are total assets less total liabilities.  Net furniture and equipment decreased by $31,000 during the first quarter of 2005 due to depreciation and the retirement of certain leased assets. The Company establishes a capital expenditures plan each year in connection with its annual budgeting process. The Company estimates that its capital expenditures for its current operations during this fiscal year will range from $500,000 to $750,000.

The Company has a working capital loan and a revolving line of credit facility with Comerica Bank-California (Comerica).  The Company had borrowed $500,000 under the working capital loan, of which $69,000 was owed at September 24, 2004.  The working capital loan is fully amortized over three years.  The Company's line of credit had a balance of $645,000 and had available borrowing capacity of $2,855,000 at September 24, 2004.

The Company's source of liquidity is from cash generated by operations and its revolving line of credit facility under a loan agreement with Comerica that was renewed on January 28, 2004, increased from $2.0 million to $3.5 million under a new revolving line of credit facility on July 20, 2004 and expires on December 28, 2004.

The new $3.5 million revolving line of credit facility allows the Company to use (i) the full $3.5 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company must maintain certain financial covenants including, tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage and is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica's consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments these advances will be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option. Comerica may extend the facility to December 28, 2005 upon review of the Company's recently filed audited 2004 financial statements.

The loan is collateralized by all of the Company's assets including accounts receivable. Comerica advances funds to the Company of up to 80% of the Company's billed accounts receivable that are less than 90 days old. Comerica charges an interest rate of 0.25% over prime or 3.00% above Bank's LIBOR, at the Company's option, except as noted above. Comerica Bank-California requires the Company to maintain certain covenants and at September 24, 2004 the Company was in compliance with all of those covenants.

The Company also finances a portion of its operations through leases.  At September 24, 2004, the Company had non-cancellable operating leases for its offices, which expire at various dates through December 2008.  The Company also leases certain computer and office equipment under capital leases expiring at various dates through June 2005.

Annual future minimum lease payments under capital leases with initial terms of one year or more as of September 24, 2004 totaled $8,000.

Annual future minimum lease payments under non-facility operating leases with initial terms of one year or more as of September 24, 2004 totaled $178,000.

Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of September 24, 2004 totaled $2,452,000.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements other than the facility leases discussed in the Liquidity and Capital Resources section above.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

The Company performs its annual testing for impairment of goodwill and other intangible assets in the forth quarter of each year, prior to the release of the financial statements for the current year. Based on management's annual testing as of the forth quarter of 2004, there were no indicators of impairment.

Item 2a.                               Factors Which May Affect Future Results

Information contained in this Form 10-QSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to the Company.

We depend upon a single customer, the U.S. government, for the majority of our revenues, and a decrease in its demand for our services might harm our operating results.

A substantial part of our business at the present time is with the U.S. Navy. Even though the level of business with this customer is growing and we have negotiated multiple-year contracts that include option and award years, there is no certainty that budget changes in Congress or the Department of Defense ("DoD") will not seriously affect us.  In addition, there is no certainty that the government will exercise each option or award year available on a contract.

The Company may, depending on the contract, perform as a prime contractor or as a subcontractor to another prime contractor. In cases where the Company performs as a subcontractor, the Company may be subject to price modifications required by the prime contractor. Such price modifications, if not mitigated by a corresponding reduction of costs, could have a negative impact on the Company's profitability.

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

The U.S. Government has a program that encourages and some times requires large prime contractors to use small businesses.  The Government restricts the competition on some contracts to only qualifying small businesses.  Some of the Company's contracts and subcontracts have been awarded based on its small business eligibility.  The definition of a small business changes depending on the type of business.  The Government uses the North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries.  One of the Company's primary NAICS codes has been for engineering services and beginning in Fiscal Year 2005, the Company will no longer qualify as a small business using this code.  The Company still qualifies as a small business using several other NAICS codes.  In addition, the small business contracts currently held by the Company do not expire as a result of no longer meeting the requirements of this specific NAICS Code.   Some of these contracts have option years that go out for five years. While the Company's revenues to date included revenues based on the Company qualifying as a small business pursuant to Government regulations for which it is no longer eligible, these revenues were not material.  The Company's future revenues may be impacted by not qualifying as a small business under certain NAICS codes.

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

We plan to grow the Company's revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services or technology related companies.  Over the past few years we have hired senior management personnel capable of establishing new business units within the Company.  The DSG's San Diego operations were established during FY 2001 and have grown steadily since inception.  The DSG's Arlington and Chesapeake operations were established during FY 2002 and have also grown steadily since inception.  All of these operations were started with no assurance that they would develop into successful business units.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in increased profitability in the future.

Management believes that the Company can grow through the acquisition of other government services or technology related companies that have product offerings, which may be sold to both commercial and government customers.  The acquisition of other companies is uncertain and contains a variety of business risks, including:  cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash, equity and debt. Using our stock as a currency may have limitations as our stock price has been volatile and may not maintain a price sufficient to support transactions without being excessively dilutive.

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

As of September 24, 2004, we had issued 8,158,166 shares of common stock. Up to 2,176,950 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $0.73 to $2.89 per share, 718,750 shares were issuable upon the conversion of convertible notes from the 2002 Private Placement at $1.00 per share, 727,283 shares were issuable upon the conversion of convertible notes from the 2004 Private Placement at $2.20 per share, 590,317 shares were issuable upon the conversion of convertible notes from the Polexis acquisition at $2.32 per share, and 2,500 shares were issuable upon the exercise of warrants to purchase common stock at $1.00 per share.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts' reporting on the Company and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.  There are no analysts currently covering the Company.

The Company intends to apply for a listing on a national exchange, however, there can be no assurance that such listing will be approved.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 24, 2004, a total of 3,513,541 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 35.5% of our stock, including stock options and warrants exercisable within 60 days of September 24, 2004; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of September 24, 2004, our executive officers, directors and affiliated persons were the beneficial owners of approximately 48.7% of our common stock, including stock options exercisable within 60 days of September 24, 2004. As a result, our executive officers, directors and affiliated persons will have significant ability to:

elect or defeat the election of our directors;
amend or prevent amendment of our articles of incorporation or bylaws;
effect or prevent a merger, sale of assets or other corporate transaction; and
control the outcome of any other matter submitted to the shareholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Our common stock is subject to "penny stock" rules.

Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 24, 2004.

Changes in internal controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the period ending September 24, 2004.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor.

Item 2.    Changes in Securities

During the first quarter of FY 2005, there were 300 shares of common stock issued due to the exercise of stock options for $375.  These options had an exercise price of $1.25.

On July 12, 2004, the Company issued 35,945 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from January 1, 2004 to June 30, 2004.  These shares had a fair market value of $80,876 on the date of issue.

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

SYS
(Registrant)

Date:	November 3, 2004	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	November 3, 2004	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SYS;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: November 3, 2004	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SYS;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: November 3, 2004	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the quarter ended December 26, 2003 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 3, 2004	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the quarter ended December 26, 2003 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 3, 2004	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer