Form 10QSB
period 2004-12-24
SYS
filed 2005-02-07
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

	For the quarterly period ended	December 24, 2004

[ ]	Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

	For the transition period from	to

	Commission File Number	000-04169

SYS

(Exact Name of Small Business Issuer as Specified in Its Charter)

California	95-2467354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,284,262 shares of common stock, without par value, as of January 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes [   ]    No [X]

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements

SYS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 24, 2004	June 30, 2004
ASSETS
Current assets:
Cash	$49,000	$2,159,000
Accounts receivables, net	11,867,000	8,118,000
Prepaid expenses	258,000	442,000
Income tax refund receivable	58,000	-
Inventory	160,000	-
Total current assets	12,392,000	10,719,000

Furniture and equipment, less accumulated depreciation and amortization of $1,276,000
and $1,145,000	985,000	749,000
Capitalized software, net of accumulated amortization of $47,000 and $37,000	55,000	65,000
Intangible assets, net of accumulated amortization of $131,000 and $46,000	1,050,000	595,000
Goodwill	5,418,000	5,452,000
Other assets	265,000	137,000
Totals	$20,165,000	$17,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Borrowings under bank line of credit	$829,000	$-
Accounts payable	2,487,000	1,489,000
Accrued payroll and related taxes	1,932,000	2,470,000
Income taxes payable	242,000	-
Other accrued liabilities	1,208,000	837,000
Deferred revenue	52,000	-
Current portion of deferred tax liabilities	546,000	546,000
Current portion of notes payable and other debt	240,000	176,000
Current portion of notes payable to related parties	350,000	12,000
Total current liabilities	7,886,000	5,530,000

Convertible notes payable, net of current portion	1,660,000	1,840,000
Convertible notes payable to related parties, net of current portion	1,374,000	1,677,000
Capital lease obligations, net of current portion	-	33,000
Deferred tax liabilities	289,000	289,000
Total liabilities	11,209,000	9,369,000
Stockholders' equity:
Common stock, no par value; 48,000,000 shares authorized; 8,161,566 and 8,121,921
shares issued and outstanding	7,191,000	7,143,000
Retained earnings	1,765,000	1,205,000
Total stockholders' equity	8,956,000	8,348,000
	$20,165,000	$17,717,000

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Revenues	$10,462,000	$7,658,000	$21,569,000	$15,210,000
Operating costs and expenses:
Contract costs	8,599,000	6,152,000	18,105,000	12,512,000
General and administrative expenses	1,297,000	1,088,000	2,284,000	2,023,000
Total operating costs and expenses	9,896,000	7,240,000	20,389,000	14,535,000
Income from operations	566,000	418,000	1,180,000	675,000

Other (income) expense:
Interest income	-	(17,000)	-	(31,000)
Interest expense	122,000	28,000	236,000	66,000
Totals	122,000	11,000	236,000	35,000
Income before income taxes	444,000	407,000	944,000	640,000
Income tax provision	188,000	170,000	384,000	270,000
Net income	$256,000	$237,000	$560,000	$370,000
Preference dividend requirements	-	1,000	-	4,000
Net income applicable to common stock	$256,000	$236,000	$560,000	$366,000
Basic net income per common share	$0.03	$0.04	$0.07	$0.06
Diluted net income per common share	$0.03	$0.03	$0.06	$0.05
Weighted average shares for basic net income per common share	8,159,177	6,033,383	8,156,426	5,758,171
Weighted average shares for diluted net income per common share	10,884,093	7,800,687	10,923,211	7,605,482

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 24, 2004	December 26, 2003
Cash flows from operating activities:
Net income	$560,000	$370,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	226,000	125,000
Deferred revenue	17,000	-
Increase in allowance for doubtful accounts	-	30,000
Accretion of debt discount	23,000	-
Gain on disposition of equipment	(8,000)	-
Changes in operating assets and liabilities:
Contract receivables	(3,709,000)	(1,052,000)
Income tax refund receivable	-	65,000
Other current assets	126,000	(27,000)
Other assets	(56,000)	71,000
Accounts payable	998,000	(684,000)
Accrued payroll and related taxes	(581,000)	445,000
Income taxes payable	242,000	267,000
Other accrued liabilities	(70,000)	236,000
Net cash used in operating activities	(2,232,000)	(154,000)
Cash flows from investing activities:
Additions to furniture and equipment	(319,000)	(52,000)
Cash paid for acquisitions	(351,000)	-
Net cash used in investing activities	(670,000)	(52,000)
Cash flows from financing activities:
Net line of credit borrowings (payments)	829,000	(36,000)
Payments of notes payable and other borrowings	(69,000)	(69,000)
Payments of capital lease obligations	(16,000)	(13,000)
Payments of dividends on preference stock	-	(4,000)
Cash paid due to call on preference stock	-	(60,000)
Proceeds from convertible notes payable	-	150,000
Proceeds from issuance of common stock	48,000	509,000
Net cash provided by financing activities	792,000	477,000
Net increase (decrease) in cash	(2,110,000)	271,000
Cash at beginning of period	2,159,000	19,000
Cash at end of period	$49,000	$290,000

Supplemental disclosure of cash flow data:
Interest paid	$199,000	$38,000
Income taxes paid	$141,000	$-
Supplemental disclosure of noncash investing and financing activities:
Common stock issued upon exercise of convertible note		$225,000
Common stock issued upon conversion of preference stock		$10,000
Common stock issued for accrued liability		$82,000
Common stock issued to ESOP as contribution		$168,000

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2004

(1)       General

In the opinion of the management, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of the consolidated financial position of SYS and subsidiaries as of December 24, 2004 and June 30, 2004 and the consolidated results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations.  It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

The results of operations for the six months ended December 24, 2004 are not necessarily indicative of the results to be expected for the full year ending June 30, 2005.

The Company's fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

Substantially all of the Company's operations are conducted in the United States.

Certain amounts in the FY 2004 consolidated financial statements have been reclassified to conform to the FY 2005 presentation.

The December 24, 2004 consolidated financial statements include the accounts of SYS and its wholly owned subsidiary, Polexis.  The Company purchased the assets and certain liabilities of Xsilogy on December 15, 2004, the results of which are included for the period subsequent to that date. All significant intercompany accounts and transactions are eliminated in consolidation.

(2)        Stock-Based Compensation

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option.  Accordingly, the Company has issued all stock options at fair market value and therefore, no compensation expense has been incurred.

Had compensation costs for the company's stock options been determined based on the fair value method under SFAS No. 123, the company's net income and earnings per share would have been as follows for the three and six months ended December 24, 2004 and December 26, 2003, respectively:

	Three months ended		Six months ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Net income applicable to common stockholders - as reported - basic	$256,000	$236,000	$560,000	$366,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	111,000	85,000	186,000	178,000
Net income applicable to common stock - pro forma - basic	$145,000	$151,000	$374,000	$188,000
Net income applicable to common stockholders - as reported - diluted	$308,000	$250,000	$668,000	$394,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	111,000	85,000	186,000	178,000
Net income applicable to common stockholders - pro forma - diluted	$197,000	$165,000	$482,000	$220,000
Basic income per common share:
As reported	$0.03	$0.04	$0.07	$0.06
Pro forma	$0.02	$0.03	$0.05	$0.03
Diluted income per common share:
As reported	$0.03	$0.03	$0.06	$0.04
Pro forma	$0.02	$0.02	$0.04	$0.03

(3)        Accounts receivable:

Accounts receivable consist of the following at December 24, 2004 and June 30, 2004:

	December 24, 2004	June 30, 2004
Amounts billed	$6,587,000	$4,423,000
Amounts unbilled:
Costs and profits in excess of billings	4,733,000	3,188,000
Retentions, due upon completion of contracts	222,000	153,000
Recoverable costs subject to closure of contracts	325,000	354,000

Totals	$11,867,000	$8,118,000

At December 24, 2004, costs and profits in excess of billings consisted of amounts billed subsequent to year-end.  The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the customer; based on the Company's experience with similar contracts in recent years, the balances at December 24, 2004 are expected to be collected in fiscal 2005, 2006 and 2007.

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

 (4)       Notes Payable

During 2002, the Company issued $1,000,000 of three-year convertible unsecured notes payable in exchange for cash to related and unrelated parties.  The related parties are directors, officers and employees of the Company who hold notes with a face value of $425,000.  The notes bear interest at an annual rate of 10%.  Only one note holder has not exercised his right to extend the note one year and his $13,000 note matures on January 15, 2005; the remaining notes mature on various dates starting in November 2005. The outstanding balance of these notes is $719,000, of which, the holders of $706,000 in notes have exercised the right to extend one year.  Subsequent to period end, the holder of the $13,000 note discussed above opted to convert his note to common stock.

Each note has a conversion feature whereby the note holder can convert the unpaid principal balance at any time at the rate of $1.00 per share into the Company's common stock.  The Company deferred approximately $105,000 of expenses associated with the issuance of these notes payable, which are included in other assets and are being amortized over the terms of the notes.

During 2004, the Company issued $1,600,000 of three-year convertible notes payable in exchange for cash to related and unrelated parties. The related parties are directors, officers and employees of the Company who hold notes with a face value of $675,000. The notes bear interest at an annual rate of 10%, mature on December 31, 2006 and are unsecured.  Each note has a conversion feature whereby the note holder can convert at any time the unpaid principal balance at the rate of $2.20 per share into the Company's common stock.  These 10% notes were sold at an aggregate discount of $129,000. Accordingly, the discount is being accreted through interest expense over the term of the notes.

Also during 2004, the Company issued $1,375,000 of three-year convertible notes payable to the shareholders of Polexis in connection with the acquisition of Polexis.  Subsequent to the closing of the acquisition, notes valued at $4,000 were converted into common stock and an additional $2,000 in notes were converted to cash.  The notes bear interest at an annual rate of 10%, mature on March 31, 2007, are unsecured and are subordinated to the Company's bank debt.  Each note has a conversion feature whereby the note holder can convert the unpaid principal balance at any time at the rate of $2.32 per share into the Company's common stock.  The Company has a mandatory conversion option commencing six months from the date of issue whereby if the Company's stock trades above $3.00 per share for a specified period of time, the Company can force a conversion of one-half of the notes outstanding at the stated conversion price.  Some of the former Polexis shareholders are now Company employees and, therefore, related parties. These employees hold notes valued at $577,000.

Subsequent to December 24, 2004, the Company's stock did trade above $3.00 per share for over five consecutive days and the Company has notified the note holders that it is exercising its right to convert half of the notes or approximately $688,000 to common stock.  With a conversion price of $2.32 per share, approximately 296,000 shares of common stock will be issued.

The Company has deferred approximately $56,000 of expenses associated with these notes payable, which are included in other assets and are being amortized over three years.

As of December 24, 2004, the principal balance of all convertible notes payable to related parties amounted to $1,724,000 and the amount owed to unrelated parties was $1,872,000 for a total discounted carrying value of $3,596,000.

In the current liabilities section of the balance sheet, the current portion of notes payable and other debt is comprised of the following:

	December 24, 2004	June 30, 2004
Working capital loan	$ 28,000	$ 97,000
Current portion of convertible notes payable	212,000	44,000
Current portion of capital lease obligations	-	35,000
Current portion of notes payable and other debt	$ 240,000	$ 176,000

(5)        Earnings Per Share

Basic net income per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted net income per common share is similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable and the exercise of stock options and warrants, were issued during the period.

The following table summarizes the calculation of basic and diluted net income per common share for each period:

	Three months ended		Six months ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Numerators:
Net Income	$256,000	$237,000	$560,000	$370,000
Deduct - preference stock dividend requirements	-	1,000	-	4,000
Income applicable to common stockholders - basic	256,000	236,000	560,000	366,000
Add back - interest expense on convertible notes,
net of tax effects	52,000	14,000	108,000	28,000
Net income applicable to common stockholders - diluted	$308,000	$250,000	$668,000	$394,000

Denominators:
Weighted average shares for basic net income per common share	8,159,177	6,033,383	8,156,426	5,758,171
Add dilutive effect of assumed exercise of stock options and warrants and application of treasury stock method	688,644	806,041	730,513	867,004
Add dilutive effect of assumed conversion of convertible promissory notes	2,036,272	961,263	2,036,272	980,307
Weighted average shares for diluted net income per common share	10,884,093	7,800,687	10,923,211	7,605,482

Basic net income per common share	$0.03	$0.04	$0.07	$0.06

Diluted income per common share	$0.03	$0.03	$0.06	$0.05

Excluded from the treasury stock calculation in fiscal 2005 are 312,000 shares of common stock at both the quarter and period ends, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.  Excluded from the treasury stock calculation in fiscal 2004 are 252,000 and 218,000 shares of common stock at the quarter and period ends, respectively, as these options were priced above the average stock price for the period and therefore would be anti-dilutive.

(6)        Line of Credit and Working Capital Loan

At December 24, 2004, the Company had borrowings under a revolving line of credit facility ("credit facility") provided by Comerica Bank - California of $829,000. The credit facility allows for maximum borrowings of up to $4,000,000 ("credit limit"), is limited to 80% of qualifying contract receivables, is collateralized by substantially all of the assets of the Company, as defined, and bears interest at 0.25% above the prime rate (an effective rate of 5.50% at December 24, 2004).  The credit facility expires on December 28, 2006.  The Company had available borrowing capacity of $3,171,000 at December 24, 2004 on this credit facility.

The terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. As of December 24, 2004, the Company was in compliance with the reporting requirements and financial ratios, which consist of, tangible effective net worth, current assets to current liabilities, debt to net worth and cash flow coverage.

The credit facility allows the Company to use (i) the full $4,000,000 for working capital purposes or (ii) under a Sub Facility, up to $2,000,000 of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica's consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the Sub Facility subject to minimum advance amounts and duration under the LIBOR option.

At December 24, 2004, the Company had an outstanding balance of $28,000 under a $500,000 working capital loan provided by the same bank, which matures on January 31, 2005.  The loan is collateralized by substantially all of the assets of the Company and bears interest at 0.75% above the prime rate (an effective rate of 6.00% at December 24, 2004).

(7)        Legal Matters

Periodically, we are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

(8)        Stockholders' Equity

During the second quarter of fiscal 2005, there were 3,400 shares of common stock issued due to the exercise of stock options for $5,050.  Of these options, 3,000 had an exercise price of $1.45 and 400 had an exercise price of $1.75.

Subsequent to the quarter end, the Company will issue 57,406 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance is from July 1, 2004 to December 31, 2004.  The Company has collected approximately $135,000 from employees that opted to participate in this Plan.  These funds are currently held in Other accrued liabilities; once the stock certificates are issued this liability will be eliminated.

(9)        Acquisitions

            On December 16, 2004, SYS acquired all of the assets and certain liabilities of Xsilogy, Inc. ("Xsilogy"), a privately held, San Diego-based provider of wireless sensor network technologies and applications. Xsilogy develops and markets low-cost wireless sensor modules, infrastructure products and software for creating, deploying and managing large machine-to-machine ("M2M") networks in industrial applications. The assets purchased consisted principally of intellectual property and technology, inventory, fixed assets and certain other intangible assets. The acquisition of Xsilogy's wireless sensor technology is an important part of the Company's growth strategy, representing the Company's first expansion into the products-oriented business and to customers outside of the Department of Defense (DoD). Xsilogy provides the Company with the ability to expand our markets to the industrial arenas where the Company has a proven domain expertise, while offering existing customers, such as the US Military, Homeland Security and state and local governments, these new capabilities. The Company's goal is to integrate products and services so that we can provide complete systems solutions to the unique problems within these markets.

 The total purchase price consisted of cash consideration, (i) $345,000, (ii) up to approximately $900,000, of which up to $200,000 may be in the form of SYS common stock and the remainder in cash,  may be earned and paid subject to certain milestones to be achieved from the date of closing through June 30, 2005 and (iii) up to a maximum of $3.5 million in additional contingent consideration, of which up to $2.5 million may be in the form of SYS common stock and the remainder in cash, which may be earned and paid in installments upon the completion of certain criteria from the date of closing through June 30, 2009. The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management.  The Company also recognized $40,000 of acquisition related expenses.

 An independent valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the independent valuation during the third quarter of fiscal 2005. Due to the amount of contingent consideration, the initial purchase price allocation is not expected to result in the recognition of any goodwill initially, as the fair market value of net assets acquired is in excess of consideration paid. However, future goodwill could be recognized if contingent payments are made.

            The following summary presents pro forma consolidated results of operations for the six months ended December 24, 2004 and December 26, 2003 as if the acquisition described above had occurred at the beginning of each fiscal year ending June 30, 2005 and 2004 and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

            The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods July 1, 2004 and 2003, nor are they indicative of results of operations which may occur in the future.

	Three months ended		Six months ended
	December 24, 2004 Proforma	December 26, 2003 Proforma	December 24, 2004 Proforma	December 26, 2003 Proforma

Revenues	$10,507,000	$7,785,000	$21,659,000	$15,464,000
Income from operations	$266,000	$(30,000)	$581,000	$(219,000)
Net income (loss)	$(64,000)	$(204,000)	$(79,000)	$(510,000)

Net income per common share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.03)	$-	$(0.07)
Weighted average shares outstanding:
Basic	8,159,177	6,033,383	8,156,426	5,758,171
Diluted	10,885,093	7,800,687	10,923,211	7,605,482

(10)      Subsequent Event

            On January 6, 2005, the Company completed its acquisition of all of the outstanding securities of Antin Engineering, Inc. (Antin).  Antin is a defense contractor that provides information technology, C4ISR (command, control, communication, computer, intelligence, surveillance and reconnaissance), and technical support services.

            The consideration paid by the Company for the Antin securities consists of up to approximately $2,600,000 which consisted of approximately $360,000 in cash and up to 696,000 shares of Company common stock.  The transaction was completed pursuant to an Agreement and Plan of Merger (the "Plan") by and among the Company, Shadow I, Inc. (a wholly-owned subsidiary of the Company), Antin, and all of the stockholders of Antin.

            A valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired.

(11)        Recently Issued Accounting Standards

In December 2004, the FASB revised Statement No. 123 (FAS 123R), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15 for non-small business issuers and December 15, 2005 for small business issuers . The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Item 2.    Management's Discussion and Analysis or Plan of Operation

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

Description of Business

Overview

SYS Technologies ("SYS or "the Company") has provided engineering, technical, financial and management services to commercial and U.S. government customers since 1966. Headquartered in San Diego, California, the Company currently has several multiple-year management and engineering service contracts, primarily with the U.S. Navy and General Services Administration, in support of Navy, Army, and Joint programs for Defense and Civil Government organizations as well as large industrial customers.  SYS employees support these organizations at various locations across the country, and periodically overseas.

During the first quarter of 2005 the Company reorganized its corporate structure.  The Company's services were formerly delivered through three divisions, which are listed below:

Enterprise Solutions Division
Integrated Information Solutions Division
Systems Engineering and Management Division

All of the these Divisions have been consolidated into the Defense Solutions Group, which at this time accounts for all of the Company's revenues.

On December 15, 2004 the Company acquired all of the assets of Xsilogy, Inc. (Xsilogy).  Xsilogy is a provider of wireless sensor network technologies and applications.  The Xsilogy business will form the basis of the new Sensor Networking Group.  The Sensor Networking Group is a new segment as defined under the provisions of SFAS No. 131.  However, this Group's revenues and expenses are immaterial for the quarter; therefore the Company has reported just one segment.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow their market share and expand their customer base. In addition, during 2004 and 2005 we completed acquisitions; which have or will add to our revenues.  We will continue to evaluate acquisition opportunities and make acquisitions if the transactions are in line with our strategy of increasing our core competencies, profitably increasing our revenues and expanding our customer base.

Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit. Of our total year to date revenues in 2005, approximately 25% were generated by time and materials contracts, approximately 65% were generated by cost reimbursement contracts and approximately 10% were generated by fixed-price contracts.

One of the Company's successful strategic focuses during our last and continuing through this Fiscal Year has been to increase the number of prime contracts held.  To that end, SYS has bid and won five prime contracts in both existing and new markets, with potential value well in excess of $250M over the next five years.  We have also formed strategic partnerships, successfully competing as subcontractors to get us into targeted new markets.

Defense Solutions Group (DSG)

	Three months ended		Six months ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Revenue for DSG	$10,462,000	$7,658,000	$21,569,000	$15,210,000

            The DSG operates out of four major locations which include San Diego and Oxnard, California and Arlington and Chesapeake, Virginia.  The DSG has a minor presence in other locations.

The Oxnard, California office is adjacent to major U.S. Naval facilities activities, including the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  Work performed through this office includes engineering services, operational analysis and information technology services in support of these Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company's facilities and under direct support at the customer site. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large information technology prime contractor.

            The San Diego, California office is located near the Space and Naval Warfare Systems Command ("SPAWAR") and SPAWAR Systems Center San Diego.  The office's customer base not only includes these San Diego based organizations, but also has employees working with Naval Air Systems Command ("NAVAIR"), Defense Advanced Research Programs Agency ("DARPA"), the Defense Information Systems Agency ("DISA") and numerous operational commands.   This office also provides direct support to other DOD industry partners such as Boeing, Cubic, EDS, and Rockwell Collins.  The Company's personnel work closely with Office of Naval Research, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

Work performed through this office includes Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance ("C4ISR") system engineering services and solutions.  Initiatives currently being supported include the use of our "The Assessment Profiling System ("TAPS") Decision Support System" to manage the Information Operations Campaign by the 8th Army in Korea; Systems Engineering and high speed information transfer for the ground segments of the Global Hawk surveillance system; development of new communications architectures for combining strategic and tactical communications and data links into a single composite network; and supporting SPAWAR Headquarters assessments of FORCENet related capabilities and programs. FORCEnet is the operational construct and architectural framework for naval warfare in the information age. In 2004, the Company acquired Polexis, Inc., bringing additional information integration and knowledge management programs in the Navy, Army, and Joint Services, as well as a licensed, widely used product suite, Extensible Information Systems ("XIS"). Now a division of the Company, the Polexis organization is developing the Army's Command Post of the Future, the Defense Information Systems Agency's ("DISA") Common Operating Environment, and two of SPAWAR's key initiatives: Composable FORCEnet and Extensible Tactical C4I Framework.

The Arlington office is located in the Crystal City Complex and near numerous government facilities.  The Chesapeake office is located near Norfolk, Virginia.

Work performed through the Virginia offices includes Department of Defense acquisition program management, Navy combat system safety engineering, communications and other information technology engineering and support services, port engineering for ship equipment installations, training, and budgeting and financial management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), the Combat System Operating Sequencing System (CSOSS), High Energy Laser, National Defense University projects and the Global Command and Control System - Army (GCCS-A).

Some of the major contracts and task initiatives which the DSG is currently performing work under include:

U.S. Navy Underway Replenishment (UNREP) prime contract that has been held by the Company since 1982. During the first quarter of 2005 the Company was awarded a new option year on this contract valued at approximately $5.0 million and revenue recognition on this new option year began on the effective date. In support of this project, the Company is defining equipment loads, speeds, operating ranges, installation geometry and power necessary to achieve the system throughput requirements. In support of the Advanced UNREP Program, the Company also provides engineering and technical services to develop and fabricate mockups and prototypes for new design concepts and design modifications to underway replenishment equipment.

The Seaport contract is a multiple award contract that the Company was awarded in FY 2004 by the Naval Sea Systems Command to provide a broad range of comprehensive engineering, technical, and programmatic support services. The first delivery order issued on the Seaport Prime Contract, supports the U.S. Navy's Port Hueneme Division, Naval Surface Warfare Center. This $4.0 million firm fixed price delivery order was awarded in the first quarter of FY 2005 and work began on August 1, 2004. This delivery order replaces the majority of the work that was previously performed under the Management, Planning, Analytical and Administration (MPAA) contract.

Navy Marine Corps Intranet (NMCI) subcontract for information technology services.
Prime contract with SPAWAR Systems Center's Joint and National Systems Division. Subcontractors on this contract include Northrop-Grumman, Boeing, Lucent, Science Applications International Corporation (SAIC), and BAE.

Prime contract with SPAWAR Headquarters - Major Services Agreement to provide Engineering, Logistics, Integration, Test and Evaluation services to the SPAWAR Claimancy and to the Program executive Office for C4I and Space. Subcontract to Maxim Corporation and Anteon Corporation for Program Management Support.

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

Subcontract for the Naval Sea Systems Command's Professional Support Services Multiple Award Contract (NAVSEA MAC).
Technical support under a GSA contract to the Battle Force Tactical Training/Total Ship Training Systems (BFTT/TSTS) program for Naval Sea Systems Command.
The Company has four contracts from the General Services Administration (GSA). These four contracts are for information technology, financial and business solutions, professional engineering services and management, organizational and business improvement services. These contracts, which are time and material based, have proven to be a means to develop new customers and are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and six-month periods ended for fiscal years 2005 and 2004 (in thousands):

	Three Months Ended				Six Months Ended
	Dec. 24 2004%		Dec. 26 2003%		Dec. 24 2004%		Dec. 26 2003%
Revenues	$10,462	100.0	$7,658	100.0	$21,569	100.0	$15,210	100.0
Operating costs and expenses:
Contract costs	8,599	82.2	6,152	80.3	18,105	83.9	12,512	82.3
General and Administrative expenses	1,297	12.4	1,088	14.2	2,284	10.6	2,023	13.3
Total operating costs and expenses	9,896	94.6	7,240	94.5	20,389	94.5	14,535	95.6
Income from operations	566	5.4	418	5.5	1,180	5.5	675	4.4
Interest expense, net	122	1.2	11	0.2	236	1.1	35	0.2
Income before income taxes	444	4.2	407	5.3	944	4.4	640	4.2
Income tax provision	188	1.8	170	2.2	384	1.8	270	1.8
Net income	$256	2.4	$237	3.1	$560	2.6	$370	2.4

Revenues.  For the second quarter of 2005, our revenues increased 37% to $10.5 million from $7.7 million for the same period in 2004.  For the year to date, our revenues increased 42% to $21.6 million from $15.2 million for the same period in 2004.   This increase is attributable to new contract awards, successful recompetition wins on existing programs, growth within existing programs and the acquisition of Polexis in the fourth quarter of 2004.

Contract costs.  Includes all direct costs such as labor, materials and subcontractor costs.  Contract costs also include indirect overhead costs which are pooled and allocated to contracts on a pro rata basis.

As a percentage of revenue, contract costs were 82.2% for the second quarter of 2005 as compared to 80.3% for the same period in 2004.  For the year to date, contract costs were 83.9% as compared to 82.3% for the same period in 2004. This increase in contract costs as a percentage of revenues is due to increased subcontractor and overhead costs.

General and administrative expenses.  General and Administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs.  As a percentage of revenue, G&A costs were 12.4% for the second quarter of 2005 as compared to 14.2% for the same period in 2004.  For the year to date, G&A costs were 10.6% as compared to 13.3% for the same period in 2004.  As a percentage of revenues, G&A has decreased due to the growth in revenues.  However, the Company may increase the amount of G&A expenditures during 2005 to develop new business lines and pursue acquisitions, which may increase G&A as a percentage of revenues.

Income from operations.  For the second quarter of 2005, income from operations increased 35% to $566,000 from $418,000 for the same period in 2004.  The income from operations margin dropped slightly from 5.5% to 5.4%.  This slight decrease is due to revenues being derived from a higher mix of subcontractors and other direct costs in the second quarter of 2005, which carries little or no fee as compared to revenues derived from direct labor costs.  This was partially offset by a reduction of G&A costs as a percentage of revenues.  For the six month period in the current year, income from operations margin was up to 5.5% due largely to the reduction of G&A costs as a percentage of revenues.  For the year to date period, income from operations increased 75% to $1,180,000 from $675,000 for the same period in 2004.  This improvement is directly attributable to the Company's increasing revenues while having minimal increases in the G&A expenses.

Interest expense.  For the second quarter of 2005, net interest expense increased to $122,000 from $11,000 for the same period in 2004.  For the year to date, net interest expense increased to $236,000 from $35,000 for the same period in 2004.  This increase is primarily attributable to increased interest expense from the convertible notes issued by the Company during 2004 through its private placement and in connection with the Polexis acquisition and the accretion of a debt discount related to the private placement.  On an annualized basis, the increase in interest expense resulting from these notes will be approximately $300,000.

Income tax provision.  For the second quarter of 2005, the income tax provision increased 11% to $188,000 from $170,000 for the same period in 2004.  For the year to date, the income tax provision increased 42% to $384,000 from $270,000 for the same period in 2004.  Our 2005 tax provision represents an effective tax rate of 40.7% versus 42.2% in 2004.

Dividends.  There were no dividends authorized or paid in 2005.  For the same period in 2004, there were $4,000 in dividends paid on the Company's preference stock.  This decrease was attributable to the redemption of the preference stock in fiscal 2004.

Liquidity and Capital Resources

At December 24, 2004, the Company had cash and cash equivalents of $49,000. This represents an overall decrease of approximately $2.1 million during 2005 most of which occurred in the first quarter. The decrease is a result of two factors. First, the Company had a significant amount of anticipated non-recurring payments which included (i) costs associated with the Polexis acquisition for a lease buy-out, severance and compensation (ii) incentive compensation payments earned for the prior fiscal year (iii) costs associated with an SB-2 registration statement and (iv) an unusually large amount of subcontractor payments. Second, our days outstanding on accounts receivable grew considerably due to (i) a resource shortage to keep current on our billings and (ii) the addition of a large new government contract in which the customer took longer than expected to establish its payment process.

We believe that all of these items have been appropriately addressed by the Company during the second quarter. We have added resources to support our own billing processes. We have worked with our customers to remedy the billing issues we experienced on their contracts. All of the non-recurring payments noted above were concluded in the first quarter.

During the second quarter our cash provided by operating activities improved to a positive $475,000 versus the negative $2.7 million used in operating activities in the first quarter.  We did not receive any payments relating to the large new government contract noted above; however, subsequent to the quarter end we did begin to receive such payments.  We anticipate that the billings and payments on this contract will now begin to track more closely to the costs incurred. Total billed and unbilled receivables on this contract were approximately $1.4 million at December 24, 2004 of which $754,000 was received in January.

The delay in payment on this contract has had a significant impact on our days sales outstanding.  As a result of the additional resources added and the recent payments on the contract noted above, we expect to see our days outstanding on accounts receivables return to a more normal rate during the second half of the fiscal year, and our net operating cash flow should improve as a result.

Additionally, during this quarter, the Company expended $385,000 in connection with the acquisition of the Xsilogy assets discussed in Note 8 to the Consolidated Financial Statements.

Net working capital was $4.6 million at December 24, 2004 compared to $5.2 million at June 30, 2004.  Net working capital is total current assets less total current liabilities.  Accounts receivables increased by $3.7  million during the first half of 2005.  This increase was due primarily to an increase in the days outstanding for the Company's accounts receivables as discussed above.  Accounts payable increased by $1.0 million to $2.5 million during the first half of 2005.  This was primarily due to an increase in materials and subcontractor costs.

The Company also has convertible notes payable totaling $3.6 million consisting of $700,000 from a private placement completed during 2002; $1.5 million issued in connection with the private placement completed during 2004, and $1.4 million issued in connection with the acquisition of Polexis.  The Company used the funds received through the private placements to finance the Company's growth and to complete the acquisition of Polexis.  Subsequent to quarter end, the Company exercised its mandatory conversion option to force the conversion of $700,000 of these Polexis notes.

The Company's net assets increased by $608,000 during the first half of 2005 to $9.0 million.  Net assets are total assets less total liabilities.  Net furniture and equipment increased by $236,000 during the first half of 2005 due primarily to the acquisition of process improvement software. The Company establishes a capital expenditures plan each year in connection with its annual budgeting process. The Company estimates that its capital expenditures for its current operations during this fiscal year will range from $500,000 to $750,000.

The Company has a working capital loan and a revolving line of credit facility with Comerica Bank-California (Comerica).  The Company had borrowed $500,000 under the working capital loan, of which $28,000 was owed at December 24, 2004.  The working capital loan is fully amortized over three years.  The Company's line of credit had a balance of $829,000 and had available borrowing capacity of $3,171,000 at December 24, 2004.

The Company's source of liquidity is from cash generated by operations and its revolving line of credit facility under a loan agreement with Comerica for $4.0 million that expires on December 28, 2006.

The $4.0 million revolving line of credit facility allows the Company to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage, is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases must receive Comerica's consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments these advances must be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option.

The loan is collateralized by all of the Company's assets including accounts receivable. Comerica advances funds to the Company of up to 80% of the Company's billed accounts receivable that are less than 90 days old. Comerica requires the Company to maintain certain covenants, including those described above, and at December 24, 2004 the Company was in compliance with all of those covenants.

The Company also finances a portion of its operations through leases.  At December 24, 2004, the Company had non-cancelable operating leases for its offices, which expire at various dates through December 2008.

Annual future minimum lease payments under non-facility operating leases with initial terms of one year or more as of December 24, 2004 totaled $244,000.

Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of December 24, 2004 totaled $2,324,000.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica to finance its operating and capital requirements through December 28, 2006. Long-term liquidity and continued acquisition related growth will depend on the Company's ability to manage cash, raise cash and maintain profitability.

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

Revenues are primarily derived from contracts with agencies of the U.S. Government. We record revenues on fixed-price contracts on the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. We record revenues on cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, as work is performed and billed to the customer. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. We record revenues and accounts receivable at amounts expected to be realized upon final settlement.

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide a allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, the Company has not required significant allowances for these risks.

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

The Company performs its annual testing for impairment of goodwill and other intangible assets in the forth quarter of each year, prior to the release of the financial statements for the current year. Based on management's annual testing as of the forth quarter of 2004, there were no indications of impairment.

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

In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding, provisions permitting the purchasing agency to modify or terminate at will the contract without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

The U.S. Government has a program that encourages and some times requires large prime contractors to use small businesses.  The Government restricts the competition on some contracts to only qualifying small businesses.  Some of the Company's contracts and subcontracts have been awarded based on its small business eligibility.  The definition of a small business changes depending on the type of product or service provided.  The Government uses the North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries.  One of the Company's primary NAICS codes has been for engineering services, and beginning in Fiscal Year 2005, the Company will no longer qualify as a small business using this code.  The Company still qualifies as a small business using several other NAICS codes.  In addition, the small business contracts currently held by the Company do not expire as a result of no longer meeting the requirements of this specific NAICS Code.   Some of these contracts have option years that go out for five years. While the Company's revenues to date include revenues based on the Company qualifying as a small business pursuant to Government regulations under which it is no longer eligible as a small business, these revenues were not material.  The Company's future revenues may be impacted by not qualifying as a small business under certain NAICS codes.

Any inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our employees and customer relationships, proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret claims, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property.  Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

The departure of certain key personnel could harm the financial condition of the Company.

Clifton L. Cooke, Jr., Michael W. Fink, Linda E. Gagnon, Edward M. Lake, and Kenneth D. Regan, are intimately involved in our business and some have day-to-day relationships with critical customers. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

Management believes that the Company can grow through the acquisition of other government services companies and technology related companies that have product offerings which may be sold to both commercial and government customers.  The acquisition of other companies is uncertain and contains a variety of business risks, including:  cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash, equity and debt. Using our stock as a currency may have limitations as the trading volume in our stock has been limited, our stock price has been volatile, and our stock may not maintain a price sufficient to support transactions without being excessively dilutive.

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

As of December 24, 2004, we had issued 8,161,566 shares of common stock. Up to 2,189,050 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $0.73 to $2.89 per share, 718,750 shares were issuable upon the conversion of convertible notes from the 2002 Private Placement at $1.00 per share, 727,283 shares were issuable upon the conversion of convertible notes from the 2004 Private Placement at $2.20 per share, 590,317 shares were issuable upon the conversion of convertible notes from the Polexis acquisition at $2.32 per share, and 2,500 shares were issuable upon the exercise of warrants to purchase common stock at $1.00 per share.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

There is a limited market for our common stock.

Our common stock is traded on the American Stock Exchange.  Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.  There are no analysts currently covering the Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 24, 2004, a total of 3,481,335 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 34.0% of our stock, including stock options and warrants exercisable within 60 days of December 24, 2004; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of December 24, 2004, our executive officers, directors and affiliated persons were the beneficial owners of approximately 47.5% of our common stock, including stock options exercisable within 60 days of December 24, 2004. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

Item 3.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of December 24, 2004.

Changes in internal controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the period ending December 24, 2004.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of FY 2005, there were 3,400 shares of common stock issued due to the exercise of stock options for $5,050.  Of these options, 3,000 had an exercise price of $1.45 and 400 had an exercise price of $1.75.

Subsequent to period end, the Company will issue 57,406 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance is from July 1, 2004 to December 31, 2004.  The Company will receive proceeds of approximately $135,000.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Securities Holders

On November 15, 2004, the Company held its 2004 Annual Meeting of Shareholders.  There were 8,158,166 shares eligible as of the record date and 6,210,910 shares were represented either in person or by proxy at the meeting.  The following matters were voted on at the meeting:

(a.) Proposal to elect the Directors pursuant to management's nominations.  This proposal was approved with 6,199,992 shares voting in favor, 10,918 shares voting against.

(b.) Proposal to approve the appointment of KPMG LLP as the independent public accountants for the corporation for its 2005 fiscal year.  This proposal was approved with 6,155,900 shares voting in favor, 39,912 shares voting against, and 15,098 shares abstaining.

(c.) Proposal to amend the SYS Technologies, Inc. 2003 Stock Option Plan.  This proposal was approved with 5,969,576 shares voting in favor, 210,157 shares voting against, and 31,177 shares abstaining.

Item 5.        Other Information

                At the Regular Board of Directors meeting held on November 15, 2004, the following were elected as Chairman and Officers of the Company:

David A. Derby	Chairman
John M. Burns	Vice-Chairman
Clifton L. Cooke, Jr.	President and Chief Executive Officer
Edward M. Lake	Chief Financial Officer
Michael W. Fink	Secretary
Robert A. Babbush	Assistant Secretary
Kenneth D. Regan	President, Defense Solutions Group

At the Regular Board of Directors meeting held on November 15, 2004, the following were elected as Chairman and Members of the Board of Directors' Committees:

Audit Committee:	Executive Committee:
Thomas A. Page, Chairman	David A. Derby, Chairman
David A. Derby	John M. Burns
John R. Hicks	Clifton L. Cooke, Jr.
John R. Hicks

Compensation Committee:	Senior Advisory Committee:
John M. Burns, Chairman	Alfred M. Gray
Thomas A. Page	Clifton L. Cooke, Jr.
Gail K. Naughton	John R. Hicks

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

2.3	Testmasters, Inc. Stock Purchase Agreement, filed as Exhibit 2.1 to this Company's SB-2 dated May 24, 2002.
2.4	Polexis merger agreement, filed as Exhibit 2.2 to this Company's SB-2 dated April 19, 2004.
2.5	Asset purchase and sale agreement effective as of December 15, 2004, by and between SYS and Xsilogy, Inc.
2.6	Agreement and plan of merger effective as of January 3, 2005 among SYS, Shadow I, Inc., a wholly-owned subsidiary of SYS, Antin Engineering, Inc., and the stockholders of Antin Engineering, Inc.
3(i)	Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference.
3(ii)	Bylaws of SYS filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed May 30, 2002, and incorporated by this reference.
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

4.4	Form of Subscription Agreement from the November 2001 Offering, filed as Exhibit 4.1 to this Company's SB-2 dated May 24, 2002.
4.5	Form of Convertible Note from the November 2001 Offering, filed as Exhibit 4.2 to this Company's SB-2 dated May 24, 2002.
4.6	Form of Subscription Agreement from the December 2003 Offering (Convertible Note from December 2003 Offering included), filed as Exhibit 4.3 to this Company's SB-2 dated April 19, 2004.
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company's Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as an Attachment to the Company's Proxy Statement filed on March 7, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as an Attachment to the Company's Proxy Statement filed on March 7, 2003, and incorporated by this reference.
10.4

Employment contract for Clifton L. Cooke, Jr., the Company's Chief Executive Officer filed as Exhibit 10.4 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.5

Employment contract for Edward M. Lake, the Company's Chief Financial Officer and Executive Vice President of Financial Operations filed as Exhibit 10.5 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.6

Employment contract for Michael W. Fink, the Company's Secretary and Sr. Vice president of Finance and Contracts filed as Exhibit 10.6 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.7

Employment contract for Robert A. Babbush, the Company's Assistant Secretary and Sr. Vice President of Administration filed as Exhibit 10.7 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.8

Employment contract for Colin Hirayama, the Company's Sr. Vice President of Technology Assessment filed as Exhibit 10.8 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.9

Employment contract for Robert Holmes, the Company's Defense Solutions Group's Sr. Vice President of Defense Operations filed as Exhibit 10.9 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.10

Employment contract for Kenneth D. Regan, the Company's Defense Solutions Group's President and Chief Operating Officer filed as Exhibit 10.10 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.11

Employment contract for Linda E. Gagnon, the Company's Defense Solutions Group's Division Sr. Vice President, Engineering and Management Solutions filed as Exhibit 10.11 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.12

Employment contract for Richard Kadel, the Company's Defense Solutions Group's Division Sr. Vice President, Intelligent Solutions filed as Exhibit 10.12 to the Company's Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

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

(b)    Reports on Form 8-K

On December 29, 2004, the Company filed an 8-K announcing that its stock would be listed on the American Stock Exchange effective January 3, 2005.

On December 30, 2004, the Company filed an 8-K announcing that it had acquired all of the assets of Xsilogy, Inc.

On January 11, 2005, the Company filed an 8-K announcing that it had acquired all of the outstanding securities of Antin Engineering, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	February 4, 2005	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	February 4, 2005	/s/ Edward M. Lake
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 4, 2005	By:	/s/ Clifton L. Cooke, Jr.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 4, 2005	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the quarter ended December 24, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 4, 2005	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the quarter ended December 24, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 4, 2005	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer