Form 10QSB
period 2005-03-25
SYS
filed 2005-05-09
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 25, 2005

☐	Transaction Report Under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from to

Commission File Number  001-32397

SYS

(Exact Name of Small Business Issuer as Specified in Its Charter)

California	95-2467354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,974,056 shares of common stock, without par value, as of April 18, 2005.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

PART I
FINANCIAL INFORMATION

Item 1.                                     Financial Statements

SYS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 25, 2005	June 30, 2004
ASSETS
Current assets:
Cash	$1,080,000	$2,159,000
Accounts receivables, net	10,052,000	8,118,000
Prepaid expenses	141,000	442,000
Income tax refund receivable	58,000	—
Inventory	187,000	—
Total current assets	11,518,000	10,719,000

Furniture and equipment, less accumulated depreciation and amortization of $1,268,000 and $1,145,000	1,118,000	749,000
Capitalized software, net of accumulated amortization of $53,000 and $37,000	49,000	65,000
Intangible assets, net of accumulated amortization of $220,000 and $46,000	1,246,000	595,000
Goodwill	6,776,000	5,452,000
Other assets	374,000	137,000
Total assets	$21,081,000	$17,717,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,246,000	$1,489,000
Accrued payroll and related taxes	3,205,000	2,470,000
Income taxes payable	33,000	—
Other accrued liabilities	1,427,000	837,000
Deferred revenue	56,000	—
Current portion of deferred tax liabilities	546,000	546,000
Current portion of notes payable and other debt	886,000	188,000
Total current liabilities	7,399,000	5,530,000

Convertible notes payable, net of current portion	2,203,000	3,517,000
Capital lease obligations, net of current portion	—	33,000
Other long term liabilities	4,000	—
Deferred tax liabilities	289,000	289,000
Total liabilities	9,895,000	9,369,000
Stockholders’ equity:
Common stock, no par value; 48,000,000 shares authorized; 8,961,056 and 8,121,921 shares issued and outstanding	9,100,000	7,143,000
Retained earnings	2,086,000	1,205,000
Total stockholders’ equity	11,186,000	8,348,000
Total liabilities and stockholders’ equity	$21,081,000	$17,717,000

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004

Revenues	$10,944,000	$8,094,000	$32,513,000	$23,304,000
Operating costs and expenses:
Contract costs	8,956,000	6,785,000	27,061,000	19,297,000
General and administrative expenses	1,337,000	840,000	3,621,000	2,863,000
Total operating costs and expenses	10,293,000	7,625,000	30,682,000	22,160,000
Income from operations	651,000	469,000	1,831,000	1,144,000

Other (income) expense:
Other income	(19,000)	(4,000)	(19,000)	(35,000)
Interest expense	130,000	52,000	366,000	118,000
Totals	111,000	48,000	347,000	83,000
Income before income taxes	540,000	421,000	1,484,000	1,061,000
Income tax provision	219,000	172,000	603,000	442,000
Net income	$321,000	$249,000	$881,000	$619,000
Preference dividend requirements	—	—	—	4,000
Net income applicable to common stock	$321,000	$249,000	$881,000	$615,000
Basic net income per common share	$0.04	$0.04	$0.11	$0.10
Diluted net income per common share	$0.03	$0.03	$0.09	$0.09
Weighted average shares for basic net income per common share	8,825,460	6,950,042	8,383,598	6,159,876
Weighted average shares for diluted net income per common share	11,276,234	8,766,986	11,044,063	7,719,261

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	March 25, 2005	March 26, 2004
Cash flows from operating activities:
Net income	$881,000	$619,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,000	191,000
Deferred revenue	21,000	—
Deferred rent	(98,000)	—
Increase in allowance for doubtful accounts	—	30,000
Accretion of debt discount	32,000	—
Gain on disposition of equipment	(8,000)	—
Changes in operating assets and liabilities:
Contract receivables	(620,000)	(713,000)
Income tax refund receivable	(58,000)	477,000
Inventory	(27,000)
Other current assets	370,000	(33,000)
Other assets	(145,000)	103,000
Accounts payable	(672,000)	(733,000)
Accrued payroll and related taxes	61,000	856,000
Income taxes payable	114,000	310,000
Other accrued liabilities	(183,000)	36,000
Net cash provided by operating activities	64,000	1,143,000
Cash flows from investing activities:
Additions to furniture and equipment	(408,000)	(105,000)
Cash paid for acquisitions, net of cash acquired	(354,000)	—
Net cash used in investing activities	(762,000)	(105,000)
Cash flows from financing activities:
Net line of credit borrowings (payments)	—	(638,000)
Payments of notes payable and other borrowings	(569,000)	(111,000)
Payments of capital lease obligations	(16,000)	(19,000)
Payments of dividends on preference stock	—	(4,000)
Cash paid due to call on preference stock	—	(60,000)
Proceeds from convertible notes payable	—	1,600,000
Proceeds from issuance of common stock	204,000	2,091,000
Net cash (used in) provided by financing activities	(381,000)	2,859,000
Net increase (decrease) in cash	(1,079,000)	3,897,000
Cash at beginning of period	2,159,000	19,000
Cash at end of period	$1,080,000	$3,916,000

Supplemental disclosure of cash flow data:
Interest paid	$306,000	$93,000
Income taxes paid	$485,000	$23,000
Supplemental disclosure of noncash investing and financing activities:
Common stock issued upon exercise of convertible notes	$698,000	$281,000
Common stock issued upon conversion of preference stock		$10,000
Common stock issued for accrued liability		$82,000
Common stock issued to ESOP as contribution		$168,000
Common stock issued in connection with acquisition	$988,000
Employee surrender of shares for exercise of options	$174,000

See accompanying Notes to Consolidated Financial Statements.

SYS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 25, 2005

(1)                                  General

In the opinion of the management of SYS and subsidiaries (the Company) the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of the consolidated financial position of SYS and subsidiaries as of March 25, 2005 and June 30, 2004 and the consolidated results of operations and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC regulations and financial statement reclassifications have been made in the prior year to conform to the current year presentation. It is suggested that these financial statements be read in conjunction with the audited financial statements included in the Company’s Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

Substantially all of the Company’s operations are conducted in the United States. The results of operations for the nine months ended March 25, 2005 are not necessarily indicative of the results to be expected for the full year ending June 30, 2005.

The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

The March 25, 2005 consolidated financial statements include the accounts of SYS and its wholly owned subsidiaries, Shadow I, Inc. and Polexis.  Effective January 3, 2005, the Company completed its acquisition of all of the outstanding securities of Antin Engineering, Inc (“Antin”) through its wholly-owned subsidiary, Shadow I, Inc. under an agreement and plan of merger.  As a result of the merger, Antin merged into Shadow I, Inc.  The Company purchased the assets and certain liabilities of Xsilogy on December 15, 2004.  The results of the Antin and Xsilogy transactions are included for the periods subsequent to their date of acquisition. All significant intercompany accounts and transactions are eliminated in consolidation.

(2)                                  Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company’s stock at the date of the grant over the exercise price of the related option.  Accordingly, the Company has issued all stock options with exercise prices equal to the fair market value of the Company’s common stock and therefore, no compensation expense has been incurred.

Had compensation costs for the Company’s stock options been determined based on the fair value method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows for the three and nine months ended March 25, 2005 and March 26, 2004, respectively:

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net income applicable to common stockholders - as reported - basic	$321,000	$249,000	$881,000	$615,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	49,000	42,000	159,000	145,000
Net income applicable to common stock - pro forma - basic	$272,000	$207,000	$722,000	$470,000
Net income applicable to common stockholders - as reported - diluted	$378,000	$277,000	$1,046,000	$671,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	49,000	42,000	159,000	145,000
Net income applicable to common stockholders - pro forma - diluted	$329,000	$235,000	$887,000	$526,000
Basic income per common share:
As reported	$0.04	$0.04	$0.11	$0.10
Pro forma	$0.03	$0.03	$0.09	$0.08
Diluted income per common share:
As reported	$0.03	$0.03	$0.09	$0.09
Pro forma	$0.03	$0.03	$0.08	$0.07

(3)                                  Accounts receivables:

Accounts receivables consist of the following at March 25, 2005 and June 30, 2004:

	March 25, 2005	June 30, 2004
Amounts billed	$5,388,000	$4,423,000
Amounts unbilled:
Costs and profits in excess of billings	3,957,000	3,188,000
Retentions, due upon completion of contracts	239,000	153,000
Recoverable costs subject to closure of contracts	468,000	354,000

Totals	$10,052,000	$8,118,000

At March 25, 2005, costs and profits in excess of billings consisted of amounts billed subsequent to period-end.  The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the Defense Contract Audit Agency; based on the Company’s experience with similar contracts in recent years, the balances at March 25, 2005 are expected to be collected in fiscal 2005, 2006 and 2007.

Recoverable costs subject to closure of contracts consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect rates. These receivables will be billable upon closure of audits of overhead rates of the specific delivery orders or the contracts.

(4)                                  Inventory

Inventory consisted of the following:

Raw materials	$69,000
Work in process	68,000
Finished goods	50,000
Total	$187,000

(5)                                  Intangible Assets

Intangible assets consist of the following:

	March 25, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts and related customer relationships	$460,000	$26,000	$300,000	$6,000
Covenants not to compete	11,000	5,000	11,000	1,000
Tradename	170,000	65,000	60,000	15,000
Technology	390,000	49,000	200,000	10,000
Backlog	155,000	70,000	70,000	14,000
Patents	280,000	5,000	—	—
Total	$1,466,000	$220,000	$641,000	$46,000

Intangible assets are being amortized over periods ranging from 1 to 17 years based on their estimated useful lives. Aggregate amortization expense for intangible assets for the nine months ended March 25, 2005 and March 26, 2004 were $174,000 and $0, respectively. Estimated annual amortization expense for the remainder of fiscal year 2005 and the next 4 years is as follows:

Amortization Expense
Three months ended June 30, 2005	$94,000
Year Ended June 30, 2006	233,000
Year Ended June 30, 2007	147,000
Year Ended June 30, 2008	147,000
Year Ended June 30, 2009	130,000
Total	$751,000

(6)                                  Notes payable and other debt

Notes payable at March 25, 2005 and June 30, 2004 consists of the following (in thousands):

	March 25, 2005		June 30, 2004
	Current	Long-Term	Current	Long-Term
Notes payable	$319	$1,409	$56	$1,840
Notes payable to related parties	387	794	—	1,677
Due to stockholder	180	—	—	—
Working capital loan	—	—	97	—
Capital lease obligations	—	—	35	33
	$886	$2,203	$188	$3,550

The notes payable and notes payable to related parties consists of three-year unsecured convertible notes all of which bear interest at 10%.  Related parties are directors, officers and employees of the Company.  These notes were issued in connection with private placement offerings of $2.0 million and $3.2 million in 2002 and 2004, respectively and the acquisition of Polexis in 2004.  The conversion prices and maturities vary with $706,000 convertible at $1.00 per share and maturing in the second and third quarters of fiscal 2006; $1,600,000 convertible at $2.20 per share and maturing in December 2006; and $685,000 convertible at $2.32 per share, subordinated to Company bank debt and maturing in March 2007.  The due to stockholder consists of $180,000 due to the principal stockholder of Antin which was assumed by the Company in connection with the acquisition of Antin. This amount is included in the related party balance at March 25, 2005.

In connection with the issuance of the notes, the Company deferred certain expenses which are included in other assets of which, approximately $49,000 remains to be amortized over the terms of the notes. The $1.6 million issuance of notes were issued at an aggregate discount of $129,000, which is being accreted through interest expense over the term of these notes.

At March 25, 2005, the Company had paid in full the June 30, 2004 outstanding balance of $97,000 on its working capital loan.

(7)                                  Earnings Per Share

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

The following table summarizes the calculation of basic and diluted net income per common share for each period:

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Numerators:
Net income	$321,000	$249,000	$881,000	$619,000
Deduct - preference stock dividend requirements	—	—	—	4,000
Income applicable to common stockholders - basic	321,000	249,000	881,000	615,000
Add back - interest expense on convertible notes, net of tax effects	57,000	28,000	165,000	56,000
Net income applicable to common stockholders - diluted	$378,000	$277,000	$1,046,000	$671,000

Denominators:
Weighted average shares for basic net income per common share	8,825,460	6,950,042	8,383,598	6,159,876
Add dilutive effect of assumed exercise of stock options and warrants and application of treasury stock method	749,074	587,430	712,261	527,467
Add dilutive effect of assumed conversion of convertible promissory notes	1,701,700	1,229,514	1,948,204	1,031,918
Weighted average shares for diluted net income per common share	11,276,234	8,766,986	11,044,063	7,719,261

Basic net income per common share	$0.04	$0.04	$0.11	$0.10

Diluted income per common share	$0.03	$0.03	$0.09	$0.09

Excluded from the treasury stock calculation in fiscal 2005 are 0 and 218,000 shares of common stock at the end of the quarter and period ends respectively, as these options were priced above the average stock price for the period and therefore were anti-dilutive.  Excluded from the treasury stock calculation in fiscal 2004 are 122,000 and 227,000 shares of common stock at the quarter and period ends, respectively, as these options were priced above the average stock price for the period and therefore were anti-dilutive.

(8)                                  Line of Credit

At March 25, 2005, the Company had no borrowings under its revolving line of credit facility (“credit facility”) provided by Comerica Bank - California. The credit facility allows for maximum borrowings of up to $4,000,000 (“credit limit”), is limited to 80% of qualifying contract receivables, is collateralized by substantially all of the assets of the Company, as defined, and bears interest at 0.25% above the prime rate (an effective rate of 5.75% at March 25, 2005).  The credit facility expires on December 28, 2006.  The Company had available borrowing capacity of $4,000,000 at March 25, 2005 on this credit facility.

The terms of the line of credit agreement require the Company to maintain certain financial ratios and meet specified reporting requirements. As of March 25, 2005, the Company was in compliance with the reporting requirements and financial ratios, which consist of, tangible effective net worth, current assets to current liabilities, debt to net worth and cash flow coverage.

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

(9)                                  Legal Matters

Periodically, we are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

(10)                            Stockholders’ Equity

During the third quarter of fiscal 2005, 163,300 shares of common stock were issued due to the exercise of stock options.  The Company received approximately $22,000 in cash and 53,000 shares of Company common stock as payment for these issued shares.

During the third quarter of fiscal 2005, the Company issued 57,406 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from July 1, 2004 to December 31, 2004.  The Company received approximately $135,000 from the employees that opted to participate in this Plan.

The Company had one note holder from the 2002 subscription offering convert a $12,500 convertible note to stock in this quarter.  The note was converted into 12,500 shares of common stock at $1.00 per share.

The Company exercised its right to convert half of the outstanding Polexis convertible notes in the amount of $685,000 into common stock.  295,159 shares of common stock were issued based on a conversion price of $2.32 per share.

Effective January 3, 2005, the Company issued 323,971 shares of common stock to the stockholders of Antin as part of the Antin acquisition.  Pursuant to the acquisition agreement, 314,027 shares were issued to an escrow agent and are held in an escrow account at Union Bank and may become issuable to the stockholders upon the achievement of certain revenue milestones (see note 10).

(11)                            Acquisitions

On December 16, 2004, SYS acquired all of the assets and certain liabilities of Xsilogy, Inc. (“Xsilogy”), a privately held, San Diego-based provider of wireless sensor network technologies and applications. The assets purchased consisted principally of intellectual property and technology, inventory, fixed assets and certain other intangible assets.  The acquisition of Xsilogy’s wireless sensor technology is an important part of the Company’s growth strategy, representing the Company’s first expansion into the products-oriented business and to customers outside of the Department of Defense (DoD). Xsilogy provides the Company with the ability to expand its markets to the industrial arenas where Xsilogy has a proven domain expertise, while offering existing customers, such as the DoD, Homeland Security and state and local governments, these new capabilities. The Company’s goal is to integrate products and services in order to provide complete systems solutions for its customers.

The total purchase price consisted of initial cash consideration, (i) $345,000, (ii) up to approximately $900,000, of which up to $200,000 may be in the form of SYS common stock and the remainder in cash,  may be earned and paid subject to certain milestones to be achieved from the date of closing through June 30, 2005 and (iii) up to a maximum of $3.5 million in additional contingent consideration, of which up to $2.5 million may be in the form of SYS common stock and the remainder in cash, which may be earned and paid in installments upon the completion of certain criteria from the date of closing through June 30, 2009. As of the end of the third quarter, total consideration was $592,000 which consisted of the $345,000 in cash and $247,000 of acquisition related costs.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition.  As of the end of the third quarter, the fair market value of the total assets acquired exceeded the consideration paid to date resulting in a contingent consideration liability of $180,000. If future milestones are achieved, additional consideration will be paid. Accordingly the liability will be reduced and may result in the recording of goodwill. If future milestones are not achieved then the fair market value of the assets acquired would be reduced proportionately by the amount of any remaining contingent liability.

The following table summarizes the determined fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Estimated Life in years
Current assets	$180,000
Property, furniture and equipment, net	92,000	Various (2-5)
Cost-method investment	72,000
Patents	280,000	17
Technology	190,000	5
Trade name	60,000	4
Customer relationships	10,000	10
Total assets acquired	$884,000
Current liabilities	112,000

Net assets acquired	$772,000

Contingent consideration liability	$180,000

On January 6, 2005, the Company completed its acquisition of all of the outstanding securities of Antin Engineering, Inc. (Antin); the effective date of the acquisition was January 3, 2005. The transaction was completed pursuant to an Agreement and Plan of Merger (the Plan) by and among the Company, Shadow I, Inc. (a wholly-owned subsidiary of the Company), Antin, and all of its stockholders. Antin is a defense contractor that provides information technology, C4ISR (command, control, communication, computer, intelligence, surveillance and reconnaissance), and technical support services. This acquisition furthers the Company’s strategy of expanding its capabilities and broadening the customer base.

The aggregate initial purchase price was approximately $1,433,000, which consisted of $49,000 in cash paid at closing and $305,000 paid subsequent to the end of the quarter, $988,000 of common stock and $91,000 of transaction costs that consisted primarily of fees paid for financial advisory, legal and accounting services. The Company issued 323,971 shares of common stock to the stockholders of Antin, the fair value of which was based on an average of the closing price of the Company’s stock three days prior to the acquisition date. Pursuant to the Plan, an additional 314,027 shares were issued to an escrow agent, on behalf of the Antin stockholders, which shares are contingently issuable to the stockholders upon the future operating performance of Antin through June 30, 2007. As the contingencies have not been met or resolved as of March 25, 2005, the value of these shares has been excluded from the purchase price. If future payments are made, amounts will be recorded as additional purchase price based upon the fair market value of the Company’s common stock at that time.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Estimated Life in years
Current assets	$1,488,000
Property, furniture and equipment, net	104,000	Various (2-5)
Intangible assets	285,000	Various (1-5)
Goodwill	1,359,000
Total assets acquired	$3,236,000
Liabilities assumed	1,803,000

Net assets acquired	$1,433,000

The excess purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

The following table summarizes the unaudited pro forma information of the Company for the three and nine months ended March 25, 2005 and March 26, 2004, as if the Xsilogy and Antin transactions had occurred as of the beginning of the periods being reported. The unaudited pro forma information should be read in conjunction with SYS’s separate historical consolidated financial statements and notes thereto as filed with the United States Securities and Exchange Commission. In management’s opinion, all material adjustments necessary to reflect the effect of this transaction have been made.

	Three months ended		Nine months ended
	March 25, 2005 Proforma	March 26, 2004 Proforma	March 25, 2005 Proforma	March 26, 2004 Proforma

Revenues	$10,944,000	$9,287,000	$36,044,000	$26,103,000
Income from operations	$651,000	$222,000	$1,483,000	$129,000
Net income (loss)	$321,000	$104,000	$566,000	$22,000

Net income per common share:
Basic	$0.04	$0.01	$0.07	$0.00
Diluted	$0.03	$0.01	$0.06	$0.01
Weighted average shares outstanding:
Basic	8,861,061	7,274,011	8,609,651	6,483,845
Diluted	11,311,834	9,090,955	11,270,116	8,043,229

(12)                            Segment Reporting

The Company reports operating results and financial data for two reporting segments: Defense Solutions Group (DSG) and the Sensor Networking Systems and Products Group (SNG). The Defense Solutions Group provides engineering, technical, and financial and management services primarily to U.S. Government customers including the U.S. Navy and General Services Administration, in support of Navy, Army, and Joint programs for Defense and Civil Government organizations.  The Sensor Networking Systems and Products Group was recently formed subsequent to the acquisition of the assets of Xsilogy, Inc. (Xsilogy).  Xsilogy is a provider of wireless sensor network technologies and applications.  The Xsilogy business will form the basis of the new Sensor Networking Systems and Products Group which will include sensor network technologies, public safety and security solutions and additional product based solutions to both commercial and government customers.  Antin will initially be included in the DSG.  Based upon certain quantitative thresholds, both the Defense Solutions Group and the Sensor Networking Systems and Products Group are considered reportable segments.

Summarized financial information concerning our reportable business segments for the three and nine month periods ended March 25, 2005 and March 26, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004
Revenue
DSG	$10,904,000	$8,094,000	$32,473,000	$23,304,000
SNG	40,000	—	40,000	—

Totals	$10,944,000	$8,094,000	$32,513,000	$23,304,000

Income (loss) from operations
DSG	$899,000	$469,000	$2,079,000	$1,144,000
SNG	(248,000)	—	(248,000)	—

Totals	$651,000	$469,000	$1,831,000	$1,144,000

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

The increase in goodwill from $5.5 million to $6.8 million during the quarter is related to the acquisition of Antin.

(13)                            Recently Issued Accounting Standards

In December 2004, the FASB revised Statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15 for non-small business issuers and December 15, 2005 for small business issuers. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Item 2.                                     Management’s Discussion and Analysis or Plan of Operation

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

Description of Business

Overview

SYS Technologies and subsidiaries (SYS or the Company) has provided engineering, technical, financial and management services to U.S. government and commercial customers since 1966. Headquartered in San Diego, California, the Company currently has several multiple-year management and engineering service contracts, primarily with the U.S. Navy and General Services Administration. SYS employees support these organizations at various locations across the country, and periodically overseas.

During the first quarter of fiscal year 2005 the Company reorganized its corporate structure.  The Company’s services were previously delivered through three divisions; Enterprise Solutions Division, Integrated Information Solutions Division and Systems Engineering and Management Division. These Divisions were consolidated into the DSG, which has accounted for substantially all of the Company’s revenue to date.  In the second quarter, as a result of the acquisition of the assets of Xsilogy, Inc. (Xsilogy), the Company established the SNG as a separate business segment. Accordingly, the Company now has two reportable business segments.

The DSG provides engineering, technical, and financial and management services primarily to U.S. Government customers including the U.S. Navy and General Services Administration (“GSA”), in support of Navy, Army, and Joint programs for the Department of Defense and civilian Federal Government agencies..  The SNG was recently formed subsequent to the acquisition of the assets of Xsilogy, Inc. (Xsilogy).  Xsilogy is a provider of wireless sensor network technologies and applications.  The Xsilogy business will form the basis of the new SNG which will include sensor network technologies, public safety and security solutions and additional product based solutions to both commercial and government customers.  Antin will initially be included in the DSG.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow market share and expand our customer base. Substantially all of our revenues to date have come from contracts with U.S. government customers and principally from the U.S. Navy and GSA. In addition, during 2004 and 2005 we completed acquisitions which have or will add to our revenues.  The Company’s business growth strategy is focused on continuing to develop our core strengths in C4ISR (command, control, communications, computing, intelligence, surveillance and reconnaissance), information technology, and systems integration while adding capabilities that will allow us to grow our markets in these areas as well as expand into other markets including commercial markets. These acquisitions form a key role in our overall growth strategy. We will continue to evaluate acquisition opportunities and make acquisitions if the transactions are in line with our strategy of increasing our core competencies, profitably increasing our revenues and expanding our customer base.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004

Cost reimbursable	76%	61%	68%	63%
Time and materials	13%	34%	21%	33%
Fixed price	11%	5%	11%	4%
Total	100%	100%	100%	100%

We have derived a majority of our revenues from governmental contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue.  Currently our mix of contracts consists of approximately 65% prime contracts and 35% subcontracts.

DSG

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Revenue for DSG	$10,904,000	$8,094,000	$32,473,000	$23,304,000

The DSG operates out of four major locations which include San Diego and Oxnard, California and Arlington and Chesapeake, Virginia, with a minor presence in other locations.

The Oxnard, California office is adjacent to major U.S. Navy facilities activities, including the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  Work performed through this office includes engineering services, operational analysis and information technology services in support of these Navy customers.  Engineering services are in support of combat systems, ships, auxiliary systems, components and equipment.   Operational analysis and services include a full range of business functions performed both at the Company’s facilities and under direct support at the customer site. Information technology services provide requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large information technology prime contractor.

The San Diego, California office is located near the Space and Naval Warfare Systems Command (“SPAWAR”) and SPAWAR Systems Center San Diego.  The office’s customer base not only includes these San Diego based organizations, but also has employees working with Naval Air Systems Command (“NAVAIR”), Defense Advanced Research Programs Agency (“DARPA”), the Defense Information Systems Agency (“DISA”) and numerous operational commands.   This office also provides direct support to other DoD industry partners such as Boeing, Cubic, EDS, and Rockwell Collins.  The Company’s personnel work closely with Office of Naval Research, Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, Chief of Naval Operations, Naval Warfare Development Command, Joint Forces Command, and other services and Joint Agencies.

Work performed through this office includes C4ISR system engineering services and solutions.  Initiatives currently being supported include the use of our “The Assessment Profiling System Decision Support System(TAPS)  to manage the Information Operations Campaign by the 8th Army in Korea; Systems Engineering and high speed information transfer for the ground segments of the Global Hawk surveillance system; development of new communications architectures for combining strategic and tactical communications and data links into a single composite network; and supporting SPAWAR Headquarters assessments of FORCENet related capabilities and programs. FORCEnet is the operational construct and architectural framework for naval warfare in the information age. In 2004, the Company acquired Polexis, Inc., bringing additional information integration and knowledge management programs in the Navy, Army, and Joint Services, as well as a licensed, widely used product suite, Extensible Information Systems (XIS). Now a division of the Company, the Polexis organization is developing the Army’s Command Post of the Future, the Defense Information Systems Agency’s (DISA) Common Operating Environment, and two of SPAWAR’s key initiatives: Composable FORCEnet and Extensible Tactical C4I Framework.

The Arlington Va. office is located in the Crystal City Complex and near numerous government facilities.  The Chesapeake office is located near Norfolk, Virginia.

Work performed through the Virginia offices includes DoD acquisition program management, U.S.Navy combat system safety engineering, communications and other information technology engineering and support services, port engineering for ship equipment installations, training, and budgeting and financial management.  Typical systems supported are:  Battle Force Tactical Training (BFTT), Fiber Optic Data Multiplex System (FODMS), the Combat System Operating Sequencing System (CSOSS), High Energy Laser, National Defense University projects and the Global Command and Control System - Army (GCCS-A).

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

•                  The Seaport prime contract (MSS) is a multiple award contract that the Company was awarded in FY 2004 by the Naval Sea Systems Command to provide a broad range of comprehensive engineering, technical, and programmatic support services. This delivery order replaces the majority of the work that was previously performed under the Management, Planning, Analytical and Administration (MPAA) contract.

•                  Navy Marine Corps Intranet (NMCI) subcontract for information technology services.

•                  Various prime contracts and a subcontract with SPAWAR to provide Engineering, Logistics, Integration, Test and Evaluation and C4ISR services. Subcontractors include Northrop-Grumman, Boeing, Lucent, Science Applications International Corporation (SAIC), Anteon, Booz-Allen & Hamilton and BAE.

•                  Technical support under a GSA contract to the Battle Force Tactical Training/Total Ship Training Systems (BFTT/TSTS) program for Naval Sea Systems Command.

•                  The Company has four contracts from the General Services Administration (GSA). These four contracts are for information technology, financial and business solutions, professional engineering services and management, organizational and business improvement services. These contracts, which are time and material based, have proven to be a means to develop new customers and are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies.

SNG

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Revenue for SNG	$40,000	$—	$40,000	$—

The SNG operates out of San Diego. As noted, this group was started at the beginning of the third quarter of fiscal year 2005. Management does not anticipate significant revenues from this group in the current fiscal year. Current sources of revenues from this group consist of applications service provider (“ASP”) revenues based on monthly monitoring of sensors for various industrial customers.  Future revenues in this group will include products and equipment sales, software and engineering and installation based services for industrial and commercial customers as well as government customers.

Costs incurred in this group currently are comprised of direct labor, overhead and general and administrative costs. As this group grows we anticipate that the costs will include cost of goods sold and other direct costs associated with product and equipment sales.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and nine-month periods ended for fiscal years 2005 and 2004 (in thousands):

	Three Months Ended				Nine Months Ended
	Mar. 25 2005		Mar. 26 2004		Mar. 25 2005		Mar. 26 2004
Revenues	$10,944	100.0%	$8,094	100.0%	$32,513	100.0%	$23,304	100.0%
Operating costs and expenses:
Contract costs	8,956	81.8%	6,785	83.8%	27,061	83.2%	19,297	82.8%
General and administrative expenses	1,337	12.2%	840	10.4%	3,621	11.2%	2,863	12.3%
Total operating costs and expenses	10,293	94.1%	7,625	94.2%	30,682	94.4%	22,160	95.1%
Income from operations	651	5.9%	469	5.8%	1,831	5.6%	1,144	4.9%
Other income	(19)	(0.2)%	(4)	(0.0)%	(19)	(0.1)%	(35)	(0.2)%
Interest expense	130	1.2%	52	0.6%	366	1.1%	118	0.5%
Income before income taxes	540	4.9%	421	5.2%	1,484	4.6%	1,061	4.6%
Income tax provision	219	2.0%	172	2.1%	603	1.9%	442	1.9%
Net income	$321	2.9%	$249	3.1%	$881	2.7%	$619	2.7%

Revenues.  For the third quarter of 2005, our revenues increased 36% to $11.0 million from $8.1 million for the same period in 2004.  For the nine months, our revenues increased 39% to $32.5 million from $23.3 million for the same period in 2004.  These increases were primarily attributable to the acquisition of Polexis in 2004 and Antin Engineering in 2005 together with new contract awards, successful recompetition wins on existing programs and growth within existing programs. During the third quarter the acquisitions added $3.6 million of revenues. This increase was offset by a reduction in revenues on certain programs, primarily the NMCI, UNREP and MSS programs, all of which were due to planned decreases in activities by those customers. For the nine month period these acquisitions contributed $7.9 million on or 86% of the growth in revenues with the balance of the increase from growth in existing programs.

Contract costs.  Includes all direct costs such as labor, materials and subcontractor costs.  Contract costs also include indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue.

As a percentage of revenue, contract costs were 81.8% for the third quarter of 2005 as compared to 83.8% for the same period in 2004.  For the nine months, contract costs were 83.2% as compared to 82.8% for the same period in 2004. The decrease in contract costs as a percentage of revenues in the third quarter is due to a reduction in subcontractor costs and overhead costs. The increase in contract costs for the year to date as a percentage of revenues is due to an overall increase in overhead costs.

General and administrative expenses.  General and administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs.  While the actual dollar amounts have increased on both a quarterly and nine months basis, as a percentage of revenues for the nine month period, G&A has decreased due to the growth in revenues.  The spending increase is due to investments made to expand the Company’s infrastructure to accommodate the increased scope of the business operations from recent growth and acquisitions. The Company may increase the amount of G&A expenditures during the remainder of fiscal 2005 to develop new business lines and pursue acquisitions, which may increase G&A as a percentage of revenues.

Income from operations.  For the third quarter of 2005, the income from operations margin increased from 5.8% of revenues from the prior year to 5.9% in the current year.  This increase is due to fewer contract costs as a percentage of revenues in the third quarter of 2005 as compared to the prior year offset by an increase in G&A costs.  For the nine month period, income from operations margin increased to 5.6% due to the 39% revenue growth which results in the reduction of G&A costs as a percentage of revenues.

Interest expense.  For the third quarter of 2005, interest expense increased to $130,000 from $52,000 for the same period in 2004.  For the nine months, interest expense increased to $366,000 from $118,000 for the same period in 2004. This increase is primarily attributable to increased interest expense from the convertible notes issued by the Company during 2004 through its private placement and in connection with the Polexis acquisition. The increase is further attributable to the accretion of a debt discount related to the private placement.  On an annualized basis, the increase in interest expense resulting from these notes will be approximately $300,000.

Income tax provision.  For the third quarter of 2005, the income tax provision increased 27% to $219,000 from $172,000 for the same period in 2004.  For the year to date, the income tax provision increased 36% to $603,000 from $442,000 for the same period in 2004.  The effective tax rate was 40.6% for the nine month period versus 41.7% in the same period in 2004.

Dividends.  There were no dividends authorized or paid in 2005.  For the same period in 2004, there were $4,000 in dividends paid on the Company’s preference stock.  This decrease was attributable to the redemption of the preference stock in fiscal 2004.

Liquidity and Capital Resources

At March 25, 2005, the Company had cash and cash equivalents of $1,080,000. This represents an overall decrease of approximately $1.1 million during 2005. The decrease is a result of the following factors, (i) costs associated with the Polexis acquisition for a lease buy-out, severance and compensation (ii) incentive compensation payments earned for the prior fiscal year (iii) costs associated with an SB-2 registration statement (iv) acquisition of furniture and equipment, (v) costs associated with the purchase of the Xsilogy assets and Antin Engineering acquisitions (vi) the pay off of the working capital loan.

Net working capital was $4.1 million at March 25, 2005 compared to $5.2 million at June 30, 2004.  Net working capital is total current assets less total current liabilities.  The primary reasons for the decrease in net working capital is an increase in accrued payroll and related taxes and certain of the 2002 private placement notes becoming short term liabilities. Accounts receivables increased by $1.9 million at the end of the third quarter of 2005.  This increase was due primarily to an increase in the Company’s revenues.  Accounts payable decreased by $243,000 to $1.2 million at the end of the third quarter of 2005 due to fewer subcontractor invoices.

The Company has convertible notes payable totaling $3.0 million consisting of $706,000 from a $2.0 million private placement completed during 2002; $1.6 million (excluding $98,000 of note discount) issued in connection with a $3.2 million private placement completed during 2004, and $685,000 issued in connection with the acquisition of Polexis.  The Company used the funds of $ 5.2 million received through the private placements to finance the Company’s growth and to complete the acquisition of Polexis. The Company had previously borrowed $500,000 under a working capital loan and this loan was paid in full as of March 25, 2005.

The Company’s net assets had increased by $2.8 million at the end of the third quarter of 2005 to $11.2 million.  Net assets are total assets less total liabilities.  Net furniture and equipment increased by $369,000 during the first three quarters of 2005 due primarily to the acquisition of furniture, equipment and software. The Company establishes a capital expenditures plan each year in connection with its annual budgeting process. The Company estimates that its capital expenditures for its current operations during this fiscal year will range from $500,000 to $750,000.

The Company’s source of liquidity is from cash generated by operations and its revolving line of credit facility for $4.0 million that expires on December 28, 2006. The Company’s revolving line of credit facility had a zero balance and had available borrowing capacity of $4,000,000 at March 25, 2005.

Antin owed $394,000 on two lines of credit at closing.  The Company paid in full both lines of credit during this quarter.

The $4.0 million revolving line of credit facility allows the Company to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage, is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases must receive Comerica’s consent prior to using the facility for such purposes.  If used for permitted acquisitions or minority investments these advances must be repaid over 48 months.  The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option.

The loan is collateralized by all of the Company’s assets including accounts receivable. Comerica advances funds to the Company of up to 80% of the Company’s billed accounts receivable that are less than 90 days old. Comerica requires the Company to maintain certain covenants, including those described above, and at March 25, 2005 the Company was in compliance with all of those covenants.

The Company also finances a portion of its operations through leases.  At March 25, 2005, the Company had non-cancelable operating leases for its offices, which expire at various dates through March 2010.

Annual future minimum lease payments under non-facility operating leases with initial terms of one year or more as of March 25, 2005 totaled $219,000.

Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of March 25, 2005 totaled $2,786,000.

Management believes that the Company will have sufficient cash flow from operations and funds available under the revolving credit agreement with Comerica to finance its operating and capital requirements through December 28, 2006. Long-term liquidity and continued acquisition related growth will depend on the Company’s ability to manage cash, raise cash and maintain profitability.

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

SYS contracts with its government customers using various cost-type contracts. They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81-1. For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed-price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In the nine months ended March 25, 2005, approximately   11% of our total revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method. The remaining 89% of our revenues in the nine months ended March 25, 2005 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

In general, SYS does not recognize revenues in excess of the allowable funding limitations on any delivery order or contract until negotiations are finalized. On occasion, our customers request that we proceed on a tasking in advance of the formal contract modification. We evaluate these requests according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of cost recovery, our experience with the customer, and satisfactory evidence that supports the customer’s intent to issue the modification.  If our assessment for the probability of cost recovery changes in a subsequent period due to a change in circumstances then the revenues and profits associated with those costs incurred may be reversed.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. We record revenues and accounts receivable at amounts expected to be realized upon final settlement.

The Company also derives revenues from the design and management of sensor networks which may include equipment, software, services and installation. The Company recognizes revenue when all of the following criteria have been met:

•                            Persuasive evidence of an arrangement exists;

•                            Delivery has occurred or services have been rendered;

•                            The fee for the arrangement is fixed or determinable; and

•                            Collectibility is reasonably assured.

The Company enters into multiple-element arrangements, which may include any combination of monthly Application Service Provider (ASP) services, professional consulting services or equipment sales. Accordingly, the Company separates its deliverables into units of accounting and recognized revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide an allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, the Company has not required significant allowances for these risks.

Since the Company’s primary customer is the U.S. Government, the Company historically has not recorded significant charges for bad debt expense. Bad debt charges, if needed, are recognized in the period in which they are identified.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The Company performs its annual testing for impairment of goodwill and other intangible assets in the fourth quarter of each year, prior to the release of the financial statements for the current year. Based on management’s annual testing as of the fourth quarter of 2004, there were no indications of impairment.

Risks Relating to Our Business

Information contained in this Form 10-QSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to the Company.

We depend upon a single customer, the U.S. government, for the majority of our revenues, and a decrease in its demand for our services might harm our operating results.

A substantial part of our business at the present time is with the DoD. Even though the level of business with this customer is growing and we have negotiated multiple-year contracts that include option and award years, there is no certainty that budget changes in Congress or the DoD will not seriously affect us.  In addition, there is no certainty that the government will exercise each option or award year available on a contract.

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

The U.S. Government has a program that encourages and some times requires large prime contractors to use small businesses.  The Government restricts the competition on some contracts to only qualifying small businesses.  Some of the Company’s contracts and subcontracts have been awarded based on its small business eligibility.  The definition of a small business changes depending on the type of product or service provided.  The Government uses the North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries.  One of the Company’s primary NAICS codes has been for engineering services, and beginning in Fiscal Year 2005, the Company will no longer qualify as a small business using this code.  The Company still qualifies as a small business using several other NAICS codes.  In addition, the small business contracts currently held by the Company do not expire as a result of no longer meeting the requirements of this specific NAICS Code.   Some of these contracts have option years that go out for five years. While the Company’s revenues to date include revenues based on the Company qualifying as a small business pursuant to Government regulations under which it is no longer eligible as a small business, these revenues were not material.  The Company’s future revenues may be impacted by not qualifying as a small business under certain NAICS codes.

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

We plan to grow the Company’s revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services or technology related companies.  Over the past few years we have hired senior management personnel capable of establishing new business units within the Company.  The DSG’s San Diego operations were established during FY 2001 and have grown steadily since inception.  The DSG’s Arlington and Chesapeake operations were established during FY 2002 and have also grown steadily since inception.  All of these operations were started with no assurance that they would develop into successful business units.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in increased profitability in the future.

Management believes that the Company can grow through the acquisition of other government services companies and technology related companies that have product offerings which may be sold to both commercial and government customers.  The acquisition of other companies and growing those businesses is uncertain and contains a variety of business risks, including: integration, cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash, equity and debt. Using our stock as a currency may have limitations as the trading volume in our stock has been limited, our stock price has been volatile, and our stock may not maintain a price sufficient to support transactions without being excessively dilutive.

We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses.

While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. Our substantial reliance on our revolving line of credit facility with Comerica Bank - California imposes certain limitations on us. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.

There are a large number of shares that may be available for future sale, and the sale of these shares may depress the market price of our common stock.

As of March 25, 2005, we had issued 8,961,056 shares of common stock. Up to 2,025,700 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $0.73 to $2.89 per share, 706,250 shares were issuable upon the conversion of convertible notes from the 2002 Private Placement at $1.00 per share, 727,273 shares were issuable upon the conversion of convertible notes from the 2004 Private Placement at $2.20 per share, 295,158 shares were issuable upon the conversion of convertible notes from the Polexis acquisition at $2.32 per share, and 2,500 shares were issuable upon the exercise of warrants to purchase common stock at $1.00 per share.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

There is a limited market for our common stock.

Our common stock is traded on the American Stock Exchange.  Trading in our common stock has been sporadic, and at present, there is a limited market for the stock. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.  There are no analysts currently covering the Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of March 25, 2005, a total of 4,229,258 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors and executive officers beneficially own approximately 31.5% of our stock, including stock options and warrants exercisable within 60 days of March 25, 2005; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of March 25, 2005, our executive officers, directors and affiliated persons were the beneficial owners of approximately 43.9% of our common stock, including stock options exercisable within 60 days of March 25, 2005. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

Item 3.                                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 25, 2005.

Changes in internal controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the period ending March 25, 2005.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2005, 163,300 shares of common stock were issued due to the exercise of stock options.  The Company received approximately $22,000 in cash and 53,000 shares of Company common stock as payment for these issued shares.

During the third quarter of fiscal 2005, the Company issued 57,406 shares of common stock to employees that participated in the Employee Stock Purchase Plan.  The period of performance was from July 1, 2004 to December 31, 2004.  The Company received approximately $135,000 from the employees that opted to participate in this Plan.

The Company had one note holder from the 2002 subscription offering convert a $12,500 convertible note to stock in this quarter.  The note was converted into 12,500 shares of common stock at $1.00 per share.

The Company exercised its right to convert half of the outstanding Polexis convertible notes in the amount of $685,000 into common stock.  295,159 shares of common stock were issued based on a conversion price of $2.32 per share.

Effective January 3, 2005, the Company issued 323,971 shares of common stock to the stockholders of Antin as part of the Antin acquisition.  Pursuant to the acquisition agreement, 314,027 shares were issued to an escrow agent and are held in an escrow account at Union Bank and may become issuable to the stockholders upon the achievement of certain revenue milestones.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Submission of Matters to a Vote of Securities Holders

None

Item 5.                                     Other Information

None

Item 6.                                     Exhibits and Reports on Form 8-K

(a)          List of exhibits

2.1

Certificate of Ownership filed with the California Secretary of State on November 28, 1979, filed as Exhibit 2.1 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1979, and incorporated by this reference.

2.2

Certificate of Ownership filed with the California Secretary of State on March 18, 1985, incident to change of name of the Company, filed as Exhibit 3.6 to this Company’s report on Form 10-K for the fiscal year ended June 30, 1985, and incorporated by this reference.

2.3	Testmasters, Inc. Stock Purchase Agreement, filed as Exhibit 2.1 to this Company’s Registration Statement on Form SB-2 dated May 24, 2002, and incorporated by this reference.
2.4	Polexis merger agreement, filed as Exhibit 2.2 to this Company’s Registration Statement on Form SB-2 dated April 19, 2004, and incorporated by this reference.
2.5

Asset purchase and sale agreement effective as of December 15, 2004, by and between SYS and Xsilogy, Inc filed as Exhibit 1 to this Company’s report on Form 10-QSB dated February 7, 2005, and incorporated by this reference.

2.6

Agreement and plan of merger effective as of January 3, 2005 among SYS, Shadow I, Inc., a wholly-owned subsidiary of SYS, Antin Engineering, Inc., and the stockholders of Antin Engineering, Inc. filed as Exhibit 2 to this Company’s report on Form 10-QSB dated February 7, 2005, and incorporated by this reference.

3(i)	Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
3(ii)	Bylaws of SYS filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
4.1

Certificate of Determination of Preferences of Preferred Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on July 28, 1968, filed as Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

4.2

Certificate of Determination of Preferences of Preference Shares of Systems Associates, Inc., filed by the Company with the California Secretary of State on December 27, 1968, filed as Exhibit 3.3 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1981, and incorporated by this reference.

4.3

Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by the Company with the California Secretary of State on August 15, 1996, and included in Exhibit 3(i).

4.4	Form of Subscription Agreement from the November 2001 Offering, filed as Exhibit 4.1 to this Company’s Registration Statement on Form SB-2 dated May 24, 2002.
4.5	Form of Convertible Note from the November 2001 Offering, filed as Exhibit 4.2 to this Company’s Registration Statement on Form SB-2 dated May 24, 2002.
4.6

Form of Subscription Agreement from the December 2003 Offering (Convertible Note from December 2003 Offering included), filed as Exhibit 4.3 to this Company’s Registration Statement on Form SB-2 dated April 19, 2004.

10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.4

Employment contract for Clifton L. Cooke, Jr., the Company’s Chief Executive Officer filed as Exhibit 10.4 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.5

Employment contract for Edward M. Lake, the Company’s Chief Financial Officer and Executive Vice President of Financial Operations filed as Exhibit 10.5 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.6

Employment contract for Michael W. Fink, the Company’s Secretary and Sr. Vice president of Finance and Contracts filed as Exhibit 10.6 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.7

Employment contract for Robert A. Babbush, the Company’s Assistant Secretary and Sr. Vice President of Administration filed as Exhibit 10.7 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.8

Employment contract for Colin Hirayama, the Company’s Sr. Vice President of Technology Assessment filed as Exhibit 10.8 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.9

Employment contract for Robert Holmes, the Company’s Defense Solutions Group’s Sr. Vice President of Defense Operations filed as Exhibit 10.9 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.10

Employment contract for Kenneth D. Regan, the Company’s Defense Solutions Group’s President and Chief Operating Officer filed as Exhibit 10.10 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.11

Employment contract for Linda E. Gagnon, the Company’s Defense Solutions Group’s Division Sr. Vice President, Engineering and Management Solutions filed as Exhibit 10.11 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

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

On March 23, 2005, the Company filed an 8-K/A reporting the required financial statements of Xsilogy, including pro forma financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	May 6, 2005	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	May 6, 2005	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer