Form 10KSB
period 2005-06-30
SYS
filed 2005-09-28
CIK 96057

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

    OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 000-04169

SYS
(Name of Small Business Issuer in Its charter)

California	95-2467354
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
5050 Murphy Canyon Road, San Diego, California	92123
(Address of Principal Executive Offices)	(Zip Code)
(858) 715-5500
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value
Preferred Stock, $.50 Par Value

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (X)

            Revenues for the fiscal year ended June 30, 2005 were $45,769,000.

APPLICABLE TO CORPORATE REGISTRANTS

            As of June 30, 2005, 10,623,049 shares of Common stock, no par value, were issued and outstanding, no shares of Preferred stock, $0.50 par value were issued, and no shares of Preference stock, $1.00 par value were issued.

            The approximate aggregate market value and total number of shares of Common stock held by non-affiliates at June 30, 2005 was $19,694,041 and 7,574,631, respectively.  The total number of non-affiliate shares of Common stock was multiplied by $2.60 per share (the closing price of such shares of Common stock on June 30, 2005) to determine the aggregate market value of non-affiliate shares of Common stock set forth above.  (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common stock of registrant are affiliates.)  The approximate total aggregate market value of Common stock, including affiliates, is $27,619,927.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

SYS
FOR FISCAL YEAR ENDED JUNE 30, 2005
FORM 10-KSB ANNUAL REPORT
INDEX

PART I
Item 1. DESCRIPTION OF BUSINESS
Business Development
Business of Issuer
Contract Backlog
Customers
Competitive Conditions
Environmental Laws
Employees
Available Information
Factors Which May Affect Future Results
Item 2. DESCRIPTION OF PROPERTY
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Selected Financial Data
Results of Operations
Liquidity and Working Capital
Contractual Obligations
Off-Balance Sheet Arrangements
Recently Issued Accounting Standards
Critical Accounting Policies and Estimates
Item 7. FINANCIAL STATEMENTS
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A. CONTROLS AND PROCEDURES
Item 8B. OTHER INFORMATION
PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10. EXECUTIVE COMPENSATION
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
FINANCIAL STATEMENTS

PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

            SYS (SYS or the Company) was formed and incorporated in the State of California in 1966 as Systems Associates, Inc.  It became a public corporation in 1968.  SYS changed its name to Systems Associates, Inc. of California on December 4, 1979, and, as of March 18, 1985, it was changed to SYS.  On June 19, 2002, the Board of Directors adopted a resolution to use the DBA of SYS Technologies, Inc.

            Our corporate offices have been in San Diego, California since February 19, 1984 and we maintain regional offices in Arlington, Chesapeake and McLean, Virginia and Oxnard, California.

            On March 31, 2004, SYS acquired all of the outstanding stock of Polexis, Inc. (Polexis) a privately held, San Diego-based provider of advanced data management software. The transaction was completed pursuant to an Agreement and Plan of Merger among SYS, Shadow Research International, Inc., a wholly owned subsidiary of SYS and Polexis, and Polexis' principal shareholders. As a result of the acquisition, Polexis became a wholly owned subsidiary of SYS and, therefore, is in the consolidated financial results of SYS effective for periods subsequent to March 31, 2004.

            On December 16, 2004, SYS acquired all of the assets of Xsilogy, Inc. (Xsilogy), a privately held, San Diego-based provider of wireless sensor network technologies and applications. Xsilogy develops and markets low-cost wireless sensor modules, infrastructure products and software for creating, deploying and managing large machine-to-machine networks in industrial applications. The assets purchased consisted principally of intellectual property and technology, inventory, fixed assets and certain other intangible assets.

            Effective January 3, 2005, SYS completed its acquisition of all of the outstanding securities of Antin Engineering, Inc., (Antin) a defense contractor that provides information technology, command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), and technical support services.  The transaction was completed pursuant to an Agreement and Plan of Merger by and among SYS, Shadow I, Inc. (a wholly-owned subsidiary of SYS), Antin, and all of Antin's stockholders.

Business of Issuer

            Business Description

            SYS and its subsidiaries provide real time information technology solutions and wireless communications systems for a wide variety of government and large industrial customers. SYS provides these capabilities through the sale of multiple-year engineering and management services, off-the-shelf component products, and end-to-end systems development.

            Our core expertise is in real time sensor capture, wireless radio communications and networking, communications software development and integration. We also provide applications in the areas of decision support, data visualization, and tailored applications supporting the communications network. These capabilities are applied to specific customer's needs including command and control systems, real time safety and security solutions and other decision support systems markets. In addition, SYS offers its customers project management, financial management, training, and logistic support services.

            Historically, our revenues have been generated by providing services to the Department of Defense (DoD). However, we have a growing revenue base with other U.S. Government agencies including the National Aeronautics and Space Administration (NASA) and the Department of Homeland Security (DHS), municipal and state governments, and with Fortune 1000 companies in the industrial marketplace.

            During the first quarter of fiscal year 2005, SYS reorganized its operating structure.  Our services were previously delivered through three divisions: the Enterprise Solutions Division, the Integrated Solutions Group Division and the Systems Engineering and Management Division. These divisions were consolidated into the Defense Solutions Group (DSG), which has accounted for substantially all of our revenue to date.  In the second quarter, as a result of the acquisition of the assets of Xsilogy, SYS established the Sensor Networking Systems and Products Group (SNG) as a separate business segment. Accordingly, SYS now has two reportable business segments.

            The DSG provides engineering, technical, and financial and management services primarily to U.S. Government customers including the DoD and other agencies. Polexis and Antin are included in the DSG.

            The SNG provides wireless sensor network technologies and applications to a broad base of customers including commercial and industrial customers as well as U.S. Government customers.

            In March 2005, we formed the Public Safety and Security Division (PSS), as a division of DSG. The PSS division offers a comprehensive solution to our customer base addressing homeland security and business security issues at the federal, state, and local levels.

            Effective July 1, 2005, the start of fiscal year 2006, the activities of the SNG and PSS were reorganized into a new business group named the Public Safety, Security and Industrial Systems Group (PSSIG). This group becomes a reportable business segment in place of the SNG for reporting in fiscal year 2006. Future revenues in this group will include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers.

            DSG

The DSG operates primarily out of five locations: San Diego and Oxnard, California and Arlington, McLean and Chesapeake, Virginia. The business of the DSG can be further categorized into two broad categories, namely C4ISR and legacy businesses.

The C4ISR business supports agencies and organizations of the DoD and the DHS providing systems engineering and systems integration, software development, geospatial information systems and situational awareness tools.

The legacy business supports a broad spectrum of program management, infrastructure management and business operations functions principally for U.S. Government or DoD customers.

            C4ISR Business

 The San Diego, California office is located near the offices of Space and Naval Warfare Systems Command (SPAWAR) San Diego. The San Diego office's customer base includes SPAWAR San Diego based organizations, the Naval Air Systems Command (NAVAIR), the Defense Advanced Research Projects Agency (DARPA), the Defense Information Systems Agency (DISA) and numerous operational commands. This office also provides direct support to other DoD industry partners such as Boeing, Cubic Corporation, EDS, and Rockwell Collins. Our personnel work closely with the Office of Naval Research, the Assistant Secretary of the Navy for Research, Development and Acquisition, Advanced Research and Development Activity, the Chief of Naval Operations, the Naval Warfare Development Command, the Joint Forces Command, and other services and joint agencies.

Work performed through this office includes:

  Systems engineering and high speed information transfer for the ground segments of the Global Hawk surveillance system;

  Development of new communications architectures for combining strategic and tactical communications and data links into a single composite network;

  Supporting SPAWAR Headquarters assessments of FORCEnet related capabilities and programs. FORCEnet is the operational construct and architectural framework for naval warfare in the information age;

  Assisting in the development of the DARPA/Army's Command Post of the Future, DISA's Common Operating Environment, and two of SPAWAR's key initiatives: Composable FORCEnet and Extensible Tactical C4I Framework;

  Providing information integration and knowledge management programs to the DoD, U.S. Army, and joint services, utilizing the Extensible Information Systems (XIS) product suite acquired in the acquisition of Polexis; and

  The use of our The Assessment Profiling System (TAPS) Decision Support System to manage the Information Operations Campaign by the 8th Army in Korea.

            Legacy Business

The Oxnard, California office is adjacent to major DoD facilities, including the Port Hueneme Division of the Naval Surface Warfare Center, the Naval Facilities Expeditionary Logistics Center and the Naval Air Warfare Center.  Work performed through this office  includes:

  Engineering services in support of combat systems, ships, auxiliary systems, components and equipment;

  Operational analysis and services including a full range of business functions performed both at our facilities and under direct support at the customer site; and

  Information technology services providing requirements determination and analysis, software development, and documentation development as well as on-site administration, training and help desk operations as a subcontractor to a large information technology prime contractor.

The Arlington, Virginia office is located in the Crystal City Complex near numerous government facilities.  The Chesapeake office is located near Norfolk, Virginia, a major DoD installation.  Our third Virginia office is located in McLean near numerous U.S. Government installations. Work performed through the Virginia offices includes:

  DoD acquisition program management;

  DoD combat system safety engineering, communications and other information technology engineering and support services;

  Port engineering for ship equipment installations;

  Training, budgeting and financial management.

Some of the major contracts which the DSG is currently performing work under include:

  DoD Underway Replenishment (UNREP) prime contract that has been held by SYS since 1982. In support of this program, SYS is defining equipment loads, speeds, operating ranges, installation geometry and power necessary to achieve system throughput requirements. In support of the Advanced UNREP Program, SYS also provides engineering and technical services to develop and fabricate mockups and prototypes for new design concepts and design modifications to underway replenishment equipment;

  The Seaport prime contract is a multiple award contract issued by the Naval Sea Systems Command (NAVSEA).  Our first delivery order under this contract was awarded in fiscal year 2004 to provide a broad range of comprehensive engineering, technical, and programmatic support services. This firm fixed price delivery order replaced the majority of the work that was previously performed under the Management, Planning, Analytical and Administration contract. With the exercise of option year one on August 1, 2005, this delivery order was converted from a firm fixed price contract to a cost plus fixed fee contract;

  Navy Marine Corps Intranet subcontract for information technology services;

  Various prime contracts and a subcontract with SPAWAR to provide Engineering, Logistics, Integration, Test and Evaluation and C4ISR services. Subcontractors include Northrop-Grumman, Boeing, Lucent, Science Applications International Corporation (SAIC), Anteon, Booz-Allen & Hamilton and BAE;

  Technical support to the Battle Force Tactical Training/Total Ship Training Systems program for NAVSEA; and

  SYS has four contracts from the GSA. These four contracts are for information technology, financial and business solutions, professional engineering services and management, organizational and business improvement services. These contracts, which are time and material based, have proven to be a means to develop new customers and are registered in the GSA Advantage System. The GSA Advantage System is an on-line service provided by GSA that lists the price schedules for all registered companies.

            SNG

The SNG was started in the second quarter of fiscal 2005 with the acquisition of assets from Xsilogy. The initial focus of this group was to provide sensor network technologies and applications together with our existing services capabilities to a broad base of customers. This represents our first expansion into the products-oriented business and to customers outside of the DoD. At the same time, there is growing demand for these new capabilities by our existing customers such as the DoD, DHS and state and local governments. Our goal is to integrate products and services in order to provide complete systems solutions for our customers.

Current revenue generating activities for this group consist principally of providing asset monitoring systems that utilize smart sensor modules to capture data and then transmit that data via gateways through the internet to either the customer's data center or to an SYS hosted data center. These systems are generally delivered through month to month contracts or annual service contracts.

            Industry Overview

            Spending by the U.S. Government on information technology and services supporting the use of information technology is on the rise. Several trends suggest that spending will continue to rise, including the following:

  U.S. Government's pursuit of procurement reform;

  U.S. Government's need to transform legacy technology;

  Focus on efficiency requiring more technology as its base;

  Staffing crisis resulting in increased use of outsourcing; and

  Bush Administration commitment to technology transformation and consolidation.

            President Bush's fiscal year (FY) 2006 budget for DoD requests $419.3 billion in DoD discretionary budget authority, a 4.8% increase over FY 2005 and begins implementation of the FY 2006-2011 Future Years Defense Program. The FY 2006 Department of Defense budget proposal calls for raising information technology (IT) spending to $30.1 billion, an increase of 4.9%, the largest increase in the past four years.

            The 2006 budget supports substantial investments in advanced technology to provide advantages over our enemies, particularly in remote sensing and high-performance computing. This includes investments in communications improving connectivity between troops and their commanders well beyond the field of battle. C4ISR capabilities, information communications and transformation are some of the key areas of focus for the DoD's technology spending.

Shown below is the President's FY 2006 Defense Budget Request Table:

(In billions)	FY 2005	FY 2006	FY 2007	FY 2008
Military Personnel	$ 104.0	$ 108.9	$ 112.0	$ 115.4
Operations & Maintenance	137.0	147.8	154.1	160.8
Procurement	78.1	78.0	91.6	101.4
RDT&E	68.8	69.4	66.8	66.5
Revolving & Mgmt Funds	6.0	7.8	12.3	13.6
Other DoD Programs	6.1	7.4	6.3	4.7
Total	$ 400.0	$ 419.3	$ 443.1	$ 462.4

We believe opportunities for growth can be found in the following areas:

  C4ISR

  Defense IT

  Knowledge management

  Systems integration

  Training/simulation

            SYS has targeted these areas for growth with engineering service solutions and intends to further supplement this growth with targeted products. Our first products were in the areas of knowledge management and training/ simulation.  Through the acquisitions of Polexis, Xsilogy and Antin, SYS has added both service and product capabilities in software development, decision support systems and wireless sensor networking products.

            Growth Strategies

            Thus far our revenues have primarily grown internally by establishing new business units with experienced senior executives who have the ability to grow market share and expand our customer base. Substantially all of our revenues to date have come from contracts with U.S. Government customers and principally from the DoD. In the near future, the majority of sales for SYS will continue to be for engineering services.

            Our business growth strategy is focused on continuing to develop our core strengths in C4ISR, information technology, and systems integration while adding capabilities that will allow us to grow our markets in these areas as well as expand into other markets, including commercial and industrial markets. We intend to accomplish this growth strategy through acquisitions and through productizing capabilities and solutions developed through our engineering services. We believe that this strategy will enable us to diversify our revenue sources, compete for larger DoD programs and grow our operating margins, especially through the inclusion of products.

            We expect that, in order to meet our growth objectives, we may need to raise additional capital, through a combination of future debt and/or equity offerings.

            Acquisition Strategy

            Since March 2004, SYS has completed three acquisitions.

            On March 31, 2004, SYS acquired all of the outstanding stock of Polexis, a privately held, San Diego-based provider of advanced data management software in support of enterprise operations and mission-critical decision-making. Polexis provides the DoD with information tools that transform time-critical and rapidly changing data into information delivered to decision makers. Polexis solutions offer customers' real-time access to and analysis of vital information, improving the speed and effectiveness of operations.

            On December 16, 2004, SYS acquired all of the assets of Xsilogy, a privately held, San Diego-based provider of wireless sensor network technologies and applications. Xsilogy develops and markets low-cost wireless sensor modules, infrastructure products and software for creating, deploying and managing large machine-to-machine networks in industrial applications.

            On January 6, 2005, SYS acquired all of the outstanding securities of Antin, a defense contractor that provides information technology, C4ISR, and technical support services.

            Through these acquisitions, we've expanded our capabilities and market opportunities. New capabilities include real-time safety and security solutions and sensor networking products and services. New markets include the DHS, large industrial OEMs and non-DoD government agencies. Our goal is to integrate products and services in order to provide complete systems solutions to address the unique challenges of our customers within these markets. The acquisition of Xsilogy is our first expansion into a products-oriented business and broadens our customer base outside of the DoD.

            The capabilities acquired through these acquisitions together with our other core capabilities including software integration and geospatial information processing, as well as our success on similar projects, enabled us to form the PSSIG, effective July 1, 2005. The PSSIG will offer a comprehensive solution to our customer base addressing homeland security and business security issues at the federal, state, and local levels.

            The group will draw on technical resources throughout SYS to effect timely and reliable solutions to meet the command and response needs of fire and law enforcement agencies in crisis environments. The scope of this effort will involve the application of existing SYS sensor technology, wireless sensor networking, the application of service oriented internet architectures, information visualization, and decision support technologies. The formation of this new group reflects our commitment to applying our technology base to solving homeland security and homeland defense issues.

            Productization Strategy

As a result of our contract experience in systems analysis, requirements definition and system operations, SYS seeks to develop a new solution for both military command and control and commercial management decision support needs. This solution approach utilizes information technology, artificial intelligence logic and advanced visualization techniques to develop knowledge management tools. The objective is to leverage both SYS' and the customer's subject matter expertise to make more effective decisions.

The trademarked line of tailored knowledge management tools developed by SYS is known as TopVu™.  These decision support and complex program visualization tools provide integrated solutions for the operational users and are the basis for a number of military and private sector efforts.  The set of tools employed by SYS creates the capability to provide to the customer a complete system assurance solution. The SYS consultative marketing process involves working with the customer to define the customer's key issues, formulating a "top down" solution concept and designing and implementing a decision support process that both mitigates decision risks and enhances the decision process.

SYS's TopVu™ data fusion visualization tool has been used primarily by SYS employees in the delivery of services including  support for program planning, decision-support tools, including effects-based planning, knowledge management systems, total ownership cost, life cycle cost, modeling and simulation, readiness assessment and human-computer interface design /evaluation. Additionally, licenses for the TopVu™ data fusion visualization tool are held by the DoD Joint Command under which the tool is used to present progress and results of major military war games and operations. As the tool matures, greater standardization and documentation will permit end users to apply the tool at a lower cost with less consulting assistance.

In addition, we are looking at product opportunities in other engineering areas where we can help our customers solve their current problems at a lower cost. Our current focus is analysis of embedded systems technologies and providing integration of these technologies and products into a solution for our customers.

Contract Backlog

As of June 30, 2005, the Company's delivery order and contract tasking backlog totaled approximately $25.4 million, of which $15.5 million was funded and $9.9 million had been ordered, but not yet funded.  As of June 30, 2004, the delivery order and contract tasking backlog totaled approximately $24.6 million, of which $18.1 million was funded and $6.5 million had been ordered, but not yet funded. Backlog yet to be funded is generally funded on an incremental basis.

Customers

            SYS is engaged in multiple contracts as both a prime and subcontractor. Key customers include (but are not limited to) the following:

Defense	Public Safety & Security	Industrial
U.S. Navy:	DHS	Ashland Oil
NAVSEA	The City of Chula Vista	Novartis
SPAWAR	The State of California	NALCO
NAVAIR	The City of San Diego	Royal Dutch Shell
ONR	DoD	Smart Structures, Inc.
Other DoD Entities:
DARPA
Missile Defense Agency
NASA
DISA
Lockheed-Martin
Northrop Grumman
Titan Corporation
Boeing
Cubic Corporation
EDS

             Sales and Marketing

            SYS markets its services directly to governmental agencies through its headquarters and regional offices. Each office responds to the needs of customers and looks for new business opportunities which match our technical skills and competency. We often team, either as a prime or subcontractor, with other companies when bidding on government contracts.

            Distribution

            We use multiple distribution channels to market our products and services including:

  Our website;

  Direct outbound sales efforts;

  Competitive bidding; and

  Strategic teaming arrangements and OEM's.

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

            SYS has many competitors who compete for the same customers. They are competent, experienced and continuously working to take work and projects away from SYS. These competitors range in size from small businesses to multi-billion dollar corporations. Much of our business is long term and continuous. We recognize that the SYS niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding hastily to new areas.

            Competition is intense in DoD contracting. Typically, work is contracted to experienced incumbents who have existing business relationships with the contracting organization. Breaking into new markets is difficult and time consuming. Though competitors have a difficult time competing in those areas where we are entrenched, we have also experienced difficulties breaking into new DoD markets, where competitors are entrenched. In DoD contracting, there is a blurred line between competitors and partners. Often companies are in competition in bidding for one contract, while they are cooperating team members in winning another. Generally, we face competition from three categories of competitors:

            Large DoD Contractors. Large DoD contractors, such as Lockheed-Martin, Anteon, Northrop Grumman, Raytheon and others, represent serious competition to SYS in areas of systems engineering and in-service engineering. These and others compete in information systems and communications. Large management consulting firms compete with us for management consulting, strategic planning and information technology work. These companies also team with smaller companies. Companies in this category include Booz, Allen & Hamilton, Bearing Point and Accenture. These large companies can rely upon considerable monetary and labor resources to win government contracts. They are broadly focused in the types of work they will seek to obtain and are often teamed with small businesses and minority-owned businesses in subcontract arrangements;

            Small Business DoD Contractors. Small business DoD contractors are generally more focused in their contracting strategies. They have less clout and fewer resources unless teamed with larger competitors. However, according to DoD policy, a certain portion of DoD work is set aside for small businesses, creating an environment of fierce competition among these companies for the allocated work;

            Small Disadvantaged DoD Contractors. The U.S. Government, according to policy, also sets aside certain contracts for companies owned by members of statutorily identified disadvantaged groups. Because SYS does not qualify, it cannot compete in this arena, except as a subcontractor to qualified businesses. These qualified small disadvantaged businesses, however, are free to compete for all government issued contracts.

            Intellectual Property and Other Proprietary Rights

            SYS has filed for a number of copyright protections on several of its products. In addition, we have also registered a number of trademarks for the protection of our intellectual property.

            In connection with its acquisition of the assets of Xsilogy, SYS acquired two issued patents and numerous filed pending patents. The two issued patents are in the fields of flow sensors and sensing pressure. The patents pending are in the fields of sensors and sensor network architecture.

            We believe that our intellectual property is important to our success, and we try to protect it as described above and through the maintenance of trade secrets. We feel that name brand recognition will make our products and services stand out.

            However, the steps we take to protect our intellectual property may be inadequate. Unauthorized parties may try to disclose, obtain or use our proprietary information, which could harm our business. Others may claim that we have violated their proprietary rights or infringed on their intellectual property. Any such claims could subject us to significant liability for damages and invalidate our proprietary rights. Any efforts to protect or defend our rights could be time-consuming and costly. Other parties may also independently develop similar or competing technology.

Environmental Laws

            The Company primarily provides services to government and industry.  The Company does not manufacture any products at this time.  Therefore, environmental laws have not materially affected the Company.

Employees

            On June 30, 2005, we employed 328 full-time employees and 50 part-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within SYS. We believe our employee relations are good.

Available Information

            Our Internet address is www.systechnologies.com.  We make available free of charge through our internet site all of our reports, including 10-KSB, 10-QSB, 8-K and 14A, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act", as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Factors Which May Affect Future Results

            Information contained in this Form 10-KSB should be studied carefully by any shareholder or potential investor while considering the following risk factors to SYS.

            We have depended upon a single customer, the U.S. Government, for the majority of our revenues to date, and a decrease in its demand for our services might harm our operating results.

            A substantial part of our business at the present time is with the DoD. Even though the level of business with this customer is growing and we have negotiated multiple-year contracts that include option and award years, there is no certainty that budget changes in Congress or the DoD will not seriously affect us.  In addition, there is no certainty that the U.S. Government will exercise each option or award year available on a contract.

            SYS may, depending on the contract, perform as a prime contractor or as a subcontractor to another prime contractor. In cases where we perform as a subcontractor, we may be subject to price modifications required by the prime contractor. Such price modifications, if not mitigated by a corresponding reduction of costs, could have a negative impact on our profitability.

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

            In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain particular contracts. Common requirements in government contracts include bonding, provisions permitting the purchasing agency to modify or terminate at will the contract without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

            The U.S. Government has a program that encourages and sometimes requires large prime contractors to use small businesses.  The U.S. Government restricts the competition on some contracts to only qualifying small businesses.  Some of our contracts and subcontracts have been awarded based on our eligibility as a small business.  The definition of a small business changes depending on the type of product or service provided.  The U.S. Government uses the North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries.  One of our primary NAICS codes is for engineering services, and beginning in fiscal year 2005, we will no longer qualify as a small business using this code.  We still qualify as a small business using several other NAICS codes.  In addition, the small business contracts currently held by SYS do not expire as a result of our no longer qualifying as a small business under any specific NAICS Code.   Some of these contracts have option years, which are not affected by this change in small business status. While our revenues to date include revenues based on our qualifying as a small business pursuant to U.S. Government regulations under which it is no longer eligible as a small business; we believe the majority of these revenues will be able to be moved to other contracts and, therefore, will not be material to our financial condition or results of operations.  Our future revenues may be impacted by not qualifying as a small business under certain NAICS codes.

            Any inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

            Our future success and ability to compete depends in part upon our employees and customer relationships and proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret claims, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property.  Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we were to detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights would be costly and would cause us to divert financial and other resources away from our business operations.

            The departure of certain key personnel could harm the financial condition of SYS.

            Clifton L. Cooke, Jr., Edward M. Lake, and Kenneth D. Regan are intimately involved in our business and have day-to-day relationships with critical customers. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

            We face numerous competitors.

            We have many competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take projects away from us. Many of our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products and services than are available to us.

            We must comply with numerous U.S. Government regulations.

SYS could become liable for penalties under various procurement rules and regulations.  Changes in government regulations could harm our operating results.  Our business must comply with and is affected by various government regulations.  Among the most significant regulations are:

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

            Our indirect billing rates are approved at least annually by the Defense Contract Management Agency (DCMA) after being reviewed by the Defense Contract Audit Agency (DCAA).  These rates can differ from our actual indirect rates.  We budget to have our actual indirect rates as close as possible to our government approved indirect rates at fiscal year end.  Throughout the year, management assesses how these rates compare to forecasted rates for the year.  If a significant variance is anticipated, provisions for such variance are recognized at that time.  However, if the actual indirect rates at year-end are materially different from the government approved indirect rates, we would have to recognize that difference at year-end, which could affect our results of operations.

We rely on subcontractors.

            We regularly employ subcontractors to assist us in satisfying our contractual obligations. If these subcontractors fail to perform their contractual obligations adequately, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

            Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers.  There is a risk that we may have disputes with subcontractors concerning a number of issues, including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor.  A failure by one or more of our subcontractors to satisfactorily deliver agreed-upon services on a timely basis could materially and adversely impact our ability to perform our obligations as a prime contractor.  In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default.  A default termination could expose us to liability for excess costs of procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Security clearances are necessary.

            If SYS cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer.  Certain government contracts require our facilities and some of our employees to maintain security clearances.  If we lose or are unable to obtain security clearances required for a particular contract, the client can terminate the contract or decide not to renew it upon its expiration.  As a result, to the extent we cannot obtain the required security clearances for our employees working on a contract, we may not derive the revenue anticipated from that contract.  Any such reduction in revenue, if not replaced with revenue from other contracts, could seriously harm our operating results.

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

            We plan to grow our revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services and government or commercial technology related companies.  Over the past five years we have hired senior management personnel capable of establishing new business units within SYS.  The San Diego C4ISR operations were established during fiscal year 2001 and have grown steadily since inception.  The Arlington and Chesapeake operations were established during fiscal year 2002 and have also grown steadily since inception.  All of these operations were started with no assurance that they would develop into successful business units.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in increased profitability in the future.

            Management believes that we can grow through the acquisition of other government services companies and government or commercial technology related companies that have product offerings which may be sold to both commercial and government customers.  The acquisition of other companies and growing those businesses is uncertain and contains a variety of business risks, including: integration, cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.  Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel.  We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash, equity and debt. Using our stock as a currency may have limitations as the trading volume in our stock has been limited, our stock price has been volatile, and our stock may not maintain a price sufficient to support transactions without being excessively dilutive.

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

            As of June 30, 2005, we had issued 10,623,049 shares of common stock. Up to 2,391,100 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $0.73 to $2.89 per share, 706,250 shares were issuable upon the conversion of convertible notes from a private placement in 2002 at $1.00 per share, 727,273 shares were issuable upon the conversion of convertible notes from a private placement in 2004 at $2.20 per share, 295,159 shares were issuable upon the conversion of convertible notes from the  acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, and 428,289 shares were issuable upon the exercise of warrants issued in connection with a private placement of securities completed in 2005 exercisable at $2.50 per share.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options or warrants could adversely affect the market price of our common stock.

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

            As of June 30, 2005, a total of 5,566,121 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own approximately 36.0% of our stock, including stock options and warrants exercisable within 60 days of June 30, 2005; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

            As of June 30, 2005, our directors, executive officers and affiliated persons were the beneficial owners of approximately 36.0% of our common stock, including stock options exercisable within 60 days of June 30, 2005. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this 10-KSB discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as "intends," "anticipates," "believes," "estimates," "projects," "forecasts," "expects," "plans" and "proposes." Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this prospectus. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this 10-KSB, you should keep in mind the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, and other sections of this 10-KSB.

Item 2.  DESCRIPTION OF PROPERTY

The business and operations of SYS are currently conducted in the following office spaces:

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
5050 Murphy Canyon Rd. Suite 200 San Diego, CA 92123	15,006	December 31, 2008	$22,505
1721 Pacific Avenue Suite 210 Oxnard, CA 93033	10,499	August 31, 2007	$14,279
2711 Jefferson Davis Highway Suite 200 Arlington, VA 22202	4,693	July 31, 2006	$11,111
1119 Executive Blvd. Suite A Chesapeake, VA 23320	3,545	September 30, 2007	$2,894
5095 Murphy Canyon Rd. Suite 300 San Diego, CA 92123	11,000	August 31, 2007	$14,114
5095 Murphy Canyon Rd. Suite 240 San Diego, CA 92123	1,760	August 31, 2005	$3,226
8201 Greensboro Drive Suite 820 McLean, VA 22102	3,662	March 31, 2010	$8,239

SYS has no real estate investments.

Item 3.  LEGAL PROCEEDINGS

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time.  We are not currently involved in any litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of this fiscal year.

                                                                       PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            (a)   Since January 3, 2005, our Common Stock has been traded on the American Stock Exchange under the symbol "SYS".  Prior to that date, our Common Stock was traded in the over-the-counter market.  The ranges of bid and asked quotations during our two most recent fiscal years are as follows:

Fiscal Year 2004	BID	ASK
First Quarter	$1.75	$2.70
Second Quarter	$1.65	$2.20
Third Quarter	$1.80	$2.50
Fourth Quarter	$2.20	$2.90

Fiscal Year 2005	BID	ASK
First Quarter	$2.15	$2.85
Second Quarter	$2.25	$2.80
Third Quarter	$2.50	$3.90
Fourth Quarter	$2.45	$3.05

            Since January 3, 2005, the source for these quotations was the prices quoted by the American Stock Exchange.  The sources of these quotations through the end of the second quarter in 2005 were stock brokerages that made a market in our stock and other brokerages representing both bidders and sellers.

            (b)   As of June 30, 2005, there were approximately 554 holders of record of our Common Stock.

            (c)   No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and SYS does not intend to pay cash dividends on its Common Stock in the immediate future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

            The data that follows summarizes financial information about SYS that is further discussed below:

AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30
(in thousands, except per share data)

	2005	2004

Data from Statements of Income:
Revenues	$45,769	$34,895
Contract costs	37,918	28,749
General and administrative expenses	5,057	4,103
Income from operations	2,794	2,043
Other expense, net	434	226
Income before income taxes	2,360	1,817
Income tax provision	953	825
Net income	$1,407	$992
Preference dividends requirements	--	4
Net income applicable to common shareholders	$1,407	$988
Basic net income per share	$0.16	$0.15
Basic weighted average shares outstanding	8,655	6,663

Diluted net income per share	$0.15	$0.13
Diluted weighted average shares outstanding	11,206	8,472

Other data:
Cash flow provided by operating activities	$668	$1,997
Cash flow used in investing activities	(1,704)	(2,424)
Cash flow provided by financing activities	2,362	2,567

Balance sheet data:
Current assets	$14,740	$10,719
Working capital	8,051	5,189
Total assets	24,755	17,717
Long-term debt, including current portion	3,116	3,738
Stockholders' equity	15,404	8,348

Results of Operations

Substantially all of our revenues to date have come from contracts with U.S. Government customers and principally from the DoD. Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow market share and expand our customer base.  In addition, during 2004 and 2005 we completed acquisitions which have added or will add, to our revenues.

Our gross margins (revenues less contract costs) are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Year Ended
	June 30, 2005	June 30, 2004

Cost reimbursable	70%	65%
Time and materials	20%	32%
Fixed price	10%	3%
Total	100%	100%

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue.  Currently our mix of contracts consists of approximately 56% prime contracts and 44% subcontracts.

Revenues from each of the reportable business segments were:

	Year ended
	June 30, 2005	June 30,2004
DSG	$45,716,000	$34,895,000
SNG	53,000	--
Total revenues	$45,769,000	$34,895,000

            The SNG was started in the second quarter of fiscal year 2005. Management did not anticipate significant revenues from this group in fiscal 2005.

            The following table sets forth certain items, including consolidated revenues for the years ended June 30, 2005, 2004 and 2003 (in thousands):

	2005	%	2004	%	2003	%

Revenues	$ 45,769	100.0	$ 34,895	100.0	$ 24,767	100.0
Operating costs and expenses:
Contract costs	37,918	82.9	28,749	82.4	20,568	83.1
General & administrative expenses	5,057	11.0	4,103	11.7	3,525	14.2
Legal settlement	--	--	--	--	972	3.9
Total operating costs and expenses	42,975	93.9	32,852	94.1	25,065	101.2
Income (loss) from operations	2,794	6.1	2,043	5.9	(298)	(1.2)

Other income	40	0.1	36	0.1	17	0.0
Interest expense	(474)	(1.0)	(262)	(0.8)	(209)	(0.8)
Income (loss) before income taxes	2,360	5.2	1,817	5.2	(490)	(2.0)
Income tax provision (benefit)	953	2.1	825	2.4	(170)	(0.7)
Income (loss) from continuing operations	1,407	3.1	992	2.8	(320)	(1.3)
Loss from discontinued operations	--	--	--	--	(472)	(1.9)
Net income (loss)	$ 1,407	3.1	$ 992	2.8	$ (792)	(3.2)

Fiscal Year 2005 vs. Fiscal Year 2004

            Revenues.  For the fiscal year ended June 30, 2005, our revenues increased 31% to $45.8 million from $34.9 million for the same period in 2004. The increase in revenues was primarily attributable to the acquisitions of Polexis and Antin which together provided $10.3 million of the $10.9 million in net revenue growth.  The remaining net increase was derived from increases in support of C4ISR initiatives such as the Composable FORCEnet and Battle Force Composite Network which grew by $3.2 million or 36% over the prior year.  These increases were offset by a net $2.6 million reduction in revenues on the legacy business programs, primarily in the NMCI, UNREP and MSS programs, all of which were due to planned decreases in activities by those customers.

Contract costs.  Contract costs include all direct costs such as labor, materials and subcontractor costs.  Contract costs also include indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue.

As a percentage of revenue, contract costs were 82.9% for 2005 as compared to 82.4% for the same period in 2004 resulting in gross margins of 17.2% and 17.6% respectively.   The decrease in margins is due to a slightly higher composition of direct labor costs in 2004 which carries a higher margin than other contract costs.

General and administrative expenses.  General and administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs.  Although the actual dollar amounts of G&A have increased by approximately $1.0 million from $4.1 million to $5.1 million, G&A has decreased as a percentage of revenues due to the growth in revenues. The spending increase is due to investments made to expand our infrastructure to accommodate the increased scope of business operations from recent growth and acquisitions. SYS may increase the amount of G&A expenditures during fiscal 2006 to develop new business lines and pursue acquisitions, sales and marketing activities and research and development, which may increase G&A as a percentage of revenues.

Income from operations  Income from operations as a percentage of revenues increased from 5.9% in the prior year to 6.1% in the current year. This increase is primarily due to the 31% revenue growth which results in the reduction of G&A costs as a percentage of revenues.

Interest expense. Interest expense increased to $474 thousand in 2005 from $262 thousand in 2004. This increase is primarily attributable to increased interest expense from the convertible notes issued by the Company in fiscal 2004 through a private placement and in connection with the Polexis acquisition. The increase is further attributable to the accretion of a debt discount related to the private placement.

Income tax provision. The income tax provision increased 16% to $953 thousand in 2005 from $825 thousand in 2004. The effective tax rate was 40.4% for 2005 versus 45.4% in the same period in 2004. The prior years' tax rate was higher due to a change in estimate for tax refunds receivables and prepaid taxes.

Dividends. There were no dividends authorized or paid in 2005. For 2004, there were $4 thousand in dividends paid on our preference stock. This decrease was attributable to the redemption of the preference stock in fiscal 2004.

            Fiscal Year 2004 vs. Fiscal Year 2003

Revenues. Our revenues increased 41% to $34.9 million in 2004 from $24.8 million in 2003. This increase is attributable to new contract awards, successful recompetition wins on existing programs and growth within existing programs. By division the increased revenues were: $4.0 million or a 29% increase for ESD, $5.4 million or 95% increase for ISGD (including Polexis), and $0.6 million or 13% increase for the SEMD.

Contract Costs.  Cost of revenues includes all direct costs such as labor, materials and subcontractor costs.

As a percentage of revenue, contract costs were 82.4% for 2004 as compared to 83.0% for 2003. This decrease is due to a small increase in direct labor as a component of costs, which carries a higher margin than other direct costs.

General and Administrative expenses.  General and Administrative (G&A) expenses include indirect labor, fringe benefits, bid and proposal and other indirect costs. G&A expenses increased 16.4% to $4.1 million in 2004 from $3.5 million in 2003. This $0.6 million increase was primarily attributable to the increase in support functions necessary to facilitate and administer the growth in revenues, which includes additional salaries and accrued compensation related to an incentive compensation plan implemented during the current fiscal year.

The increased salaries relate to key management personnel who are responsible for (i) executing on our growth strategy including the recent fund raising and acquisition activities and (ii) ensuring our ability to comply with the increased costs of being a publicly traded company under the recent Sarbanes-Oxley legislation. Audit and audit related expenses are expected to continue increasing as reporting and compliance obligations have been increased for both SYS and our independent registered public accounting firm.

Income (loss) from operations.  Income from operations increased to $2.0 million in 2004 from a loss of $0.3 million in 2003.  This improvement is directly attributable to the elimination of losses from discontinued operations, direct costs of aborted acquisitions and a legal settlement. SYS had the following special charges in 2003: write downs of goodwill and a note receivable associated with the acquisition of Shadow Research International for a total of $106 thousand; acquisition expenses of $352 thousand associated with the terminated merger discussions with AP Labs; and litigation settlement of $750 thousand and associated legal costs of $222 thousand.

Interest expense. Interest expense increased 25.4% to $262 thousand in 2004 from $209 thousand in 2003. This increase is attributable to increased interest expense from the convertible notes issued by SYS during 2004 through its private placement and in connection with the Polexis acquisition and the accretion of the debt discount related to the private offering.

Income tax Provision.  The provision for income tax was $825 thousand in 2004, compared to a benefit of $170 thousand in 2003, not including the tax benefit from the discontinued operations.  Our 2004 tax provision represents an effective tax rate of 45.4%. Our effective tax rate is greater than the federal statutory rate of 34% due primarily to state income tax rates and a change in estimate for tax refunds receivable and prepaid taxes.

Dividends. Dividends on preference stock decreased to $4 thousand in 2004 from $6 thousand in 2003.  This decrease was attributable to the redemption of the preference stock in fiscal 2004.

Liquidity and Working Capital

At June 30, 2005, SYS had cash of $3.5 million. This represents an overall increase of approximately $1.3 million during 2005. The increase is primarily due to $2.9 million of net proceeds raised in a private placement offering in June 2005 together with $0.7 million in operating cash flows.  These increases were offset by expenditures for: (i) costs associated with the acquisitions of Polexis, Xsilogy and Antin; (ii) costs associated with two SB-2 registration statements and AMEX share listing costs; (iii) acquisition of furniture and equipment, and (iv) pay off the working capital loan and reduction of long-term debt. These expenditures amounted to $2.4 million in the aggregate.

Net working capital was $8.1 million at June 30, 2005 compared to $5.2 million at June 30, 2004. The primary reasons for the increase in net working capital were a $2.9 million increase in accounts receivable, which increased from $8.1 million to $11.0 million, and an increase of $1.3 million in cash.  These increases were partially offset by increases in accrued payroll and related taxes and an increase in the current portion of long-term debt related to the 2002 private placement notes.  The increase in receivables was due to the $1.3 million of existing receivables of Antin and Xsilogy at the acquisition dates and an increase in our revenues. Accounts payable decreased by $273 thousand to $1.2 million at the end of 2005 due to fewer subcontractor invoices.

SYS has convertible notes payable totaling $3.1 million consisting of $707,000 remaining from a $2.0 million private placement completed during 2002; $1.6 million remaining (excluding $72,000 of note discount) from a $3.2 million private placement completed during 2004, $685,000 issued in connection with the acquisition of Polexis and $196,000 issued in connection with the Antin acquisition. SYS had previously borrowed $500,000 under a working capital loan of which $97,000 was outstanding at June 30, 2004 and paid in full as of June 30, 2005.

Our net assets increased by $7.1 million at the end of 2005 to $15.4 million. Additions to furniture and equipment were $637 thousand during 2005 due to the acquisition of furniture, equipment and software. SYS establishes a capital expenditures plan each year in connection with its annual budgeting process. SYS estimates that its capital expenditures for its current operations during the 2006 fiscal year will range from $500 to $750 thousand.

Our sources of liquidity are cash generated by operations and our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had a zero balance and had available borrowing capacity of $4.0 million at June 30, 2005.

The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750 thousand for minority investment purposes. SYS must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases must receive the lender's consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments these advances must be repaid over 48 months. SYS has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option.

The loan is collateralized by all of our assets including accounts receivable. Borrowings are limited to 80% of our billed accounts receivable that are less than 90 days old. The lending agreement requires SYS to maintain certain covenants, including those described above, and at June 30, 2005 SYS was in compliance with all of those covenants.

SYS also finances a portion of its operations through leases. At June 30, 2005, SYS had non-cancelable operating leases for its offices, which expire at various dates through March 2010. Annual future minimum lease payments under facility operating leases with initial terms of one year or more as of June 30, 2005 totaled $2,364,000.  Annual future minimum lease payments under non-facility operating leases with initial terms of one year or more as of June 30, 2005 totaled $191,000.

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements through December 28, 2006. Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash and maintain profitability.

Contractual Obligations

Details of contractual obligations at June 30, 2005 are as follows:

Payments Due by Period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Convertible notes payable	$ 3,188,000	$ 707,000	$ 2,481,000	$ --	$ --
Operating leases	2,555,000	932,000	1,281,000	342,000	--
Total contractual cash obligations	$ 5,743,000	$ 1,639,000	$ 3,762,000	$ 342,000	$ --

Off-Balance Sheet Arrangements

SYS does not have any off-balance sheet arrangements other than the facility leases discussed in the Liquidity and Capital Resources section above.

Recently Issued Accounting Standards

In December 2004, the FASB revised Statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123.  The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic- value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of stock-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to revenues and customer billings, recovery of indirect costs, long-lived assets, intangible assets, income tax contingencies, stock based compensation and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our financial condition and results of operations could be materially impaired.

SYS believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

SYS contracts with its government customers using various cost-type contracts. They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81-1. For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed-price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In the fiscal year ended June 30, 2005, approximately 10% of our total revenues were generated by fixed-price contracts. The remaining 90% of our revenues in the fiscal year ended June 30, 2005 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

In general, SYS does not recognize revenues in excess of the allowable funding limitations on any delivery order or contract until negotiations are finalized. On occasion, our customers request that we proceed on a tasking in advance of the formal contract modification. We evaluate these requests according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of cost recovery, our experience with the customer, and satisfactory evidence that supports the customer's intent to issue the modification. If revenue recognition criteria are met, we record revenue equal to costs incurred until such time as contract modifications are finalized.  If our assessment for the probability of cost recovery changes in a subsequent period due to a change in circumstances then the revenues associated with those costs incurred may be reversed.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. We record revenues and accounts receivable at amounts expected to be realized upon final settlement.

SYS also derives revenues from the design and management of sensor networks which may include equipment, software, services and installation. SYS recognizes revenue when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectibility is reasonably assured.

In some instances, SYS enters into multiple-element arrangements, which may include any combination of monthly Application Service Provider (ASP) services, professional consulting services or equipment sales. Accordingly, the Company separates its deliverables into units of accounting and recognizes revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide an allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, SYS has not required significant allowances for these risks.

Since our primary customer is the U.S. Government, SYS historically has not recorded significant charges for bad debt expense. Bad debt charges, if needed, are recognized in the period in which they are identified.

            The carrying value of our deferred tax assets, which are netted against deferred tax liabilities, assumes that SYS will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, SYS may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expenses. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning strategies.

            Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, SYS adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

            SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires SYS to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

            SYS performs its annual testing for impairment of goodwill and other intangible assets in the fourth quarter of each year, prior to the release of the financial statements for the current year. Based on management's annual testing as of the fourth quarter of 2005, there were no indications of impairment.

Item 7.  FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 begins on page F-1 of this Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  OTHER INFORMATION

None.

                                                                      PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Affiliate Transactions and Relationships" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 10.  EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibit No.	Description
2.1	Testmasters, Inc. Stock Purchase Agreement (1)
2.2	Polexis Merger Agreement (2)
2.3	Asset Purchase and Sale Agreement effective as of December 15, 2004, by and between SYS and Xsilogy, Inc. (3)
2.4	Agreement and Plan of Merger effective as of January 3, 2005 among SYS, Shadow I, Inc., a wholly-owned subsidiary of SYS, Antin Engineering, Inc., and the stockholders of Antin Engineering, Inc. (3)
3.1	Articles of Incorporation for SYS, as amended (1)
3.2	Bylaws of SYS (1)
4.1	Form of Subscription Agreement from the November 2001 Offering (1)
4.2	Form of Convertible Note from the November 2001 Offering (1)
4.3	Form of Subscription Agreement from the December 2003 Offering (Convertible Note from December 2003 Offering included) (2)
4.4	Securities Purchase Agreement, dated as of May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto (4)
4.5	Registration Rights Agreement, dated as of May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto (4)
4.6	Form of Warrant to be issued by SYS to the investors in connection with the Securities Purchase Agreement from May 2005 Offering (4)
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan (5)
10.2	SYS 2003 Stock Option Plan (6)
10.3	SYS 2003 Employee Stock Purchase Plan (6)
10.4	Employment contract for Clifton L. Cooke, Jr., the Company's Chief Executive Officer (7)
10.5	Employment contract for Edward M. Lake, the Company's Chief Financial Officer and Executive Vice President of Financial Operations (7)
10.6	Employment contract for Michael W. Fink, the Company's Secretary and Sr. Vice president of Finance and Contracts (7)
10.7	Employment contract for Kenneth D. Regan, the Company's Defense Solutions Group's President and Chief Operating Officer (7)
21.1	List of all subsidiaries of SYS (8)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

(1)     Incorporated by reference from our Registration Statement on Form SB-2 filed on May 24, 2002.

(2)     Incorporated by reference from our Registration Statement on Form SB-2 filed on April 19, 2004.

(3)     Incorporated by reference from our report on Form 10-QSB filed on February 7, 2005.

(4)     Incorporated by reference from our report on Form 8-K filed on June 3, 2005.

(5)     Incorporated by reference from our Proxy Statement filed on February 21, 1997.

(6)     Incorporated by reference from our report on Form S-8 filed on April 8, 2003.

(7)     Incorporated by reference from our report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 29, 2004.

(8)     Incorporated by reference from our Registration Statement on Form SB-2 filed on June 23, 2005.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this item is incorporated by reference to the information under the caption "Audit Fees" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SYS

By: /s/ Clifton L. Cooke, Jr.	Date: 9/28/05
CLIFTON L. COOKE, JR.
President and Chief Executive Officer

By: /s/ Edward M. Lake	Date: 9/28/05
EDWARD M. LAKE
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David A. Derby	Date: 9/28/05
DAVID A. DERBY
Chairman

By: /s/ John M. Burns	Date: 9/28/05
JOHN M. BURNS
Director

By: /s/ Clifton L. Cooke, Jr.	Date: 9/28/05
CLIFTON L. COOKE, JR.
Director

By: /s/ Alfred M. Gray, Jr.	Date: 9/28/05
ALFRED M. GRAY, JR.
Director

By:/s/ John R. Hicks	Date: 9/28/05
JOHN R. HICKS
Director

By:/s/ Gail K. Naughton	Date: 9/28/05
GAIL K. NAUGHTON
Director

By:/s/ Thomas A. Page	Date: 9/28/05
THOMAS A. PAGE
Director

By: /s/ Charles E. Vandeveer	Date: 9/28/05
CHARLES E. VANDEVEER
Director

SYS AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Income- Years Ended June 30, 2005 and 2004

Consolidated Statements of Stockholders' Equity- Years Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows-Years Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SYS:

We have audited the accompanying consolidated balance sheets of SYS and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYS and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
September 14, 2005

SYS AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND 2004

	2005	2004
ASSETS
Current Assets
Cash	$ 3,485,000	$ 2,159,000
Accounts receivable, net	10,992,000	8,118,000
Inventories	97,000	--
Prepaid expenses	166,000	442,000
Total current assets	14,740,000	10,719,000

Furniture, equipment and leasehold improvements, net	1,169,000	749,000
Capitalized software, net	44,000	65,000
Intangible assets, net	1,188,000	595,000
Goodwill	7,309,000	5,452,000
Other assets	305,000	137,000
Total assets	$ 24,755,000	$ 17,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of working capital loan	$ --	$ 97,000
Accounts payable	1,216,000	1,489,000
Accrued payroll and related expenses	2,954,000	2,470,000
Income taxes payable	138,000	--
Other accrued liabilities	1,058,000	837,000
Current portion of deferred tax liabilities	562,000	546,000
Current portion of convertible notes payable, related party	388,000	--
Current portion of convertible notes payable	319,000	56,000
Current portion of capital lease obligations	--	35,000
Deferred revenue	54,000	--
Total current liabilities	6,689,000	5,530,000

Convertible notes payable, net of current portion, related party	973,000	1,677,000
Convertible notes payable, net of current portion	1,436,000	1,840,000
Capital lease obligations, net of current portion	--	33,000
Other long-term liabilities	4,000	--
Deferred tax liabilities	249,000	289,000
Total liabilities	9,351,000	9,369,000

Commitments and Contingencies (Notes 7, 12, 14 and 15)

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized, none issued or outstanding	--	--
9% preferred stock, $1.00 par value; 2,000,000 shares
authorized, none issued or outstanding	--	--
Common stock, no par value; 48,000,000 shares authorized;
10,623,049 and 8,121,921 shares issued and outstanding
as of June 30, 2005 and 2004, respectively	12,792,000	7,143,000
Retained earnings	2,612,000	1,205,000
Total stockholders' equity	15,404,000	8,348,000

Total liabilities and stockholders' equity	$ 24,755,000	$ 17,717,000

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Revenues	$ 45,769,000	$ 34,895,000

Operating costs and expenses:
Contract costs	37,918,000	28,749,000
General and administrative expenses	5,057,000	4,103,000
Total operating costs and expenses	42,975,000	32,852,000

Income from operations	2,794,000	2,043,000

Other (income) expense:
Other income	(40,000)	(36,000)
Interest expense	474,000	262,000
Total other (income) expense	434,000	226,000

Income before income taxes	2,360,000	1,817,000

Income tax provision	953,000	825,000

Net income	$ 1,407,000	$ 992,000

Preference dividend requirements	--	4,000
Net income applicable to common stockholders	$ 1,407,000	$ 988,000

Net income per share:
Basic	$0.16	$0.15
Diluted	$0.15	$0.13

Weighted average shares outstanding:
Basic	8,655,053	6,663,449
Diluted	11,206,360	8,471,964

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY YEARS ENDED JUNE 30, 2005 AND 2004
					Common
					Stock to be
	Series B Preferred		Common Stock		Issued for	Retained
	Shares	Amount	Shares	Amount	Liability	Earnings	Total

Balance July 1, 2003	69,781	$ 70,000	5,425,790	$ 2,710,000	$ 82,000	$ 217,000	$ 3,079,000
Cash dividends on 9% Series B preference stock, dividend at $0.06 per share	--	--	--	--	--	(4,000)	(4,000)
Shares issued to ESOP	--	--	95,878	168,000	--	--	168,000
Shares issued to ESSP	--	--	126,036	185,000	--	--	185,000
Shares issued for legal settlement	--	--	41,325	82,000	(82,000)	--	--
Exercise of stock options	--	--	196,167	166,000	--	--	166,000
Exercise of warrants	--	--	250,000	250,000	--	--	250,000
Conversion of notes payable	--	--	282,778	285,000	--	--	285,000
Conversion and redemption of preferred stock	(69,781)	(70,000)	5,969	10,000	--	--	(60,000)
Shares issued for cash, net	--	--	1,000,005	1,716,000	--	--	1,716,000
Shares issued for acquisition	--	--	697,973	1,571,000	--	--	1,571,000
Net income	--	--	--	--	--	992,000	992,000
Balance June 30, 2004	--	--	8,121,921	7,143,000	--	1,205,000	8,348,000
Shares issued to 401K plan	--	--	51,131	137,000	--	--	137,000
Shares issued to ESSP	--	--	93,351	194,000	--	--	194,000
Exercise of stock options	--	--	140,346	50,000	--	--	50,000
Tax benefit from option exercises	--	--	--	239,000	--	--	239,000
Conversion of notes payable	--	--	307,659	697,000	--	--	697,000
Shares issued for cash, net	--	--	1,427,655	2,899,000	--	--	2,899,000
Shares issued for acquisition	--	--	480,986	1,382,000	--	--	1,382,000
Share-based compensation expense	--	--	--	51,000	--	--	51,000
Net income	--	--	--	--	--	1,407,000	1,407,000
Balance June 30, 2005	--	$ --	10,623,049	$ 12,792,000	$ --	$ 2,612,000	$ 15,404,000

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Cash Flows from Operating Activities:
Net income	$ 1,407,000	$ 992,000
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	692,000	347,000
Write-off of inventories	--	53,000
Deferred revenue	(15,000)	--
Share-based compensation expense - options	51,000	--
Share-based compensation expense - Polexis acquisition	67,000	67,000
Straight-line rent amortization	100,000	--
Accretion of debt discount	43,000	14,000
Deferred taxes, net of the effects of the Polexis acquisition	(24,000)	810,000
Gain on disposition of equipment	(14,000)	--
Stock contributed to employee benefit plan	137,000	168,000
Changes in operating assets and liabilities:
Accounts receivable	(1,594,000)	(923,000)
Income tax refund receivable	--	477,000
Inventories	14,000	--
Prepaid expenses	345,000	(39,000)
Other assets	--	26,000
Accounts payable	(598,000)	80,000
Accrued payroll and related taxes	(299,000)	(253,000)
Income taxes payable	377,000	150,000
Other accrued liabilities	(21,000)	28,000
Net cash provided by operating activities	668,000	1,997,000

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(637,000)	(181,000)
Cash paid for acquisitions, net of cash acquired	(955,000)	(2,243,000)
Proceeds from sale of furniture and equipment	2,000	--
Other	(114,000)	--
Net cash used for investing activities	(1,704,000)	(2,424,000)

Cash Flows from Financing Activities:
Net line of credit borrowings (payments)	--	(638,000)
Payments of notes payable and other borrowings	(745,000)	(480,000)
Payments on capital lease obligations	(10,000)	(26,000)
Payments of dividends	--	(4,000)
Payment for conversions and redemption of preference stock	--	(60,000)
Debt issuance costs	(26,000)	(13,000)
Proceeds from convertible notes payable	--	1,600,000
Issue stock to employee stock purchase plan	194,000	185,000
Proceeds from exercise of stock options and warrants	50,000	416,000
Proceeds from common stock issued in private placement, net	2,899,000	1,587,000
Net cash provided by financing activities	2,362,000	2,567,000

Net increase in cash	1,326,000	2,140,000

Cash at beginning of year	2,159,000	19,000

Cash at end of year	$ 3,485,000	$ 2,159,000

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Supplemental disclosure of cash flow information:
Interest paid	$ 413,000	$ 127,000

Income taxes paid	$ 524,000	$ 193,000

Supplemental disclosure of noncash investing and financing activities:
Common stock issued upon cashless exercise of stock options - 61,154 shares and 53,155 shares in 2005 and 2004, respectively	$ 196,000	$ 108,000

Acquisitions:
Fair value of assets acquired	$ 4,625,000	$ 8,892,000
Less cash acquired	(124,000)	(1,276,000)
Less other liabilities assumed	(1,319,000)	(1,850,000)
Less notes payable assumed	(649,000)	(577,000)
Less convertible notes payable issued	(196,000)	(1,375,000)
Less common stock issued	(1,382,000)	(1,571,000)
Cash paid	$ 955,000	$ 2,243,000

Common stock issued on conversion of notes payable	$ 697,000	$ 285,000

Common stock issued on conversion of preferred stock	$ --	$ 10,000

Common stock issued for other accrued liabilities	$ --	$ 82,000

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

Organization and Principles of Consolidation:

SYS was incorporated in 1966 in the State of California. SYS provides engineering, technical, financial and management services to U.S. Government and commercial customers. The 2005 consolidated financial statements include the accounts of SYS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those that relate to revenues and customer billings, recovery of indirect costs, long-lived assets, intangible assets, income tax contingencies, stock based compensation and litigation.

Revenue recognition:

Generally, revenues are derived from contracts with agencies of the U.S. Government. Revenues on cost-reimbursement contracts are recorded as services are provided plus the fixed fee rate. Revenues on time-and-materials contracts are recorded based on hours incurred, extended at contract rates plus material expenses and other direct costs incurred. Revenues on fixed-price contracts are recorded on the percentage-of-completion method in the ratio that costs incurred bear to total estimated costs at completion.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the DCAA) before final billing and collection of receivables.  Revenues have been recorded at amounts expected to be realized upon final settlement.  Anticipated contract losses are recognized in the period in which they are identified.

In some instances, SYS enters into multiple-element arrangements, which may include any combination of monthly Application Service Provider (ASP) services, professional consulting services or equipment sales. Accordingly, the Company separates its deliverables into units of accounting and recognizes revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."

Inventories:

Inventories include the cost of material, labor and overhead and are stated at the lower of cost, determined on the first-in, first-out method, or market value.  The Company periodically evaluates on-hand stock and makes appropriate dispositions of any stock deemed excess or obsolete.

Software development costs:

Costs of developing software for internal use are capitalized during the application development stage. The establishment of the application development stage and the ongoing assessment of the recoverability of these costs requires considerable judgment by management using certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  During 2003 and after the development stage of the internal use software was completed, the Company decided to sell and market the software to external customers. Capitalized software development costs are amortized using the greater of: (i) the amount computed using the current ratio that current gross revenues for the software bear to the current and anticipated future gross revenues for the software or (ii) the straight-line method over the remaining estimated economic life of the software.

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

Goodwill and Other Intangible Assets:

Goodwill, which represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, is assessed for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets" (Note 4).

Intangible assets with finite lives are amortized using a method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their useful lives of one to fifteen years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Under SFAS No. 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit's assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units' goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company tests goodwill for impairment in the fourth quarter and whenever indications of an impairment are identified.

Investment:

The Company has a twelve percent ownership interest in a company that is included in other assets and is accounted for under the cost method, whereby the investment is recorded at its initial costs and periodically reviewed for impairment.

Stock based compensation

Stock options are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, compensation costs are recognized as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock (the intrinsic value method).

The Company has adopted the disclosure-only provisions of SFAS 123.  Typically, most of the stock options granted to its employees are granted at the fair market value on the date of grant and there is no compensation cost recorded.  As described in Note 8, in June 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $51,000. Had compensation cost been determined based on the fair value at the grant date for all stock option awards to employees under the provisions of SFAS 123 the Company's net income and net income per common share would have been decreased to the pro forma amounts set forth below:

	2005	2004
Net income - as reported	$ 1,407,000	$ 992,000
Add total stock-based employee compensation expense in reported net income, net of related tax effects	51,000	--
Deduct total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(1,406,000)	(321,000)
Net income - pro forma	$ 52,000	$ 671,000

Basic income per common share:
As reported	$ 0.16	$ 0.15
Pro forma	$ 0.01	$ 0.10

Diluted income per common share:
As reported	$ 0.15	$ 0.13
Pro forma	$ 0.01	$ 0.08

Income per common share:

Basic income per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.  The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable, and the exercise of stock options and warrants, were issued.

The following table summarizes the calculation of basic income per common share for each period:

	2005	2004
Numerators:
Net income	$ 1,407,000	$ 992,000
Deduct - preference stock dividend requirements	--	4,000
Income applicable to common stockholders - basic	1,407,000	988,000
Add back - interest expense on convertible notes, net of tax effects	259,000	103,000
Net income applicable to common stockholders - diluted	$ 1,666,000	$ 1,091,000

Denominators:
Weighted average shares for basic net income per common share	8,655,053	6,663,449
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	574,363	522,836
Add dilutive effect of shares contingently issuable	76,142	--
Add dilutive effect of assumed conversion of convertible promissory notes	1,900,802	1,285,679
Weighted average shares for diluted net income per common share	11,206,360	8,471,964

Basic net income per common share	$ 0.16	$ 0.15
Diluted net income per common share	$ 0.15	$ 0.13

Options to acquire 196,000 shares of common stock in 2005 and 504,000 shares of common stock in 2004 were excluded from the calculation as these options were priced above the average stock price for the period and therefore would be anti-dilutive.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform with the presentation for the current year.

Fair value of financial instruments:

The Company's financial instruments at June 30, 2005 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, accrued liabilities, income taxes payable, convertible notes payable and notes payable. In the opinion of management, (i) cash, contract and other receivables and accounts payable, accrued liabilities and income taxes payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

As of June 30, 2005, the convertible notes payable to related and unrelated parties with a carrying value of $3,116,000 had a fair value of $4,698,000 on an "as converted" basis.

Significant concentrations of credit risk:

The Company grants credit to customers. Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution. As of June 30, 2005, cash balances did exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000. Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

On a periodic basis, the Company evaluates its contract receivables and establishes an allowance for doubtful accounts, based on a history of past write-offs and the risk of not collecting billed and unbilled recoverable costs. Management determined an allowance of $48,000 at June 30, 2005 was adequate to cover the risk associated with unbilled recoverable costs.

New accounting standards:

In December 2004, the FASB revised Statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15 for non-small business issuers and December 15, 2005 for small business issuers. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. As described in Note 8, in June 2005 the Company modified certain option grants to remove future vesting requirements thereby generating employee share-based compensation expense of $51,000. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Note 2 - Accounts receivable:

Accounts receivable consist of the following at June 30, 2005 and 2004:

	2005	2004
Amounts billed	$ 6,356,000	$ 4,423,000
Amounts unbilled:
Costs and profits in excess of billings	4,321,000	3,188,000
Retentions, due upon completion of contracts	154,000	153,000
Recoverable costs subject to closure of contracts	209,000	382,000
Allowance for doubtful accounts	(48,000)	(28,000)
Totals	$ 10,992,000	$ 8,118,000

Costs and profits in excess of billings consist of amounts billable subsequent to year-end. Retentions will be due upon completion of the contracts and audits of overhead rates by the customer; based on the Company's experience with similar contracts in recent years, the balances at June 30, 2005 are expected to be collected in fiscal 2006 and 2007.

Recoverable costs subject to closure of contracts consist primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect billing rates. These receivables will be billable upon closure of audits of overhead rates of the specific delivery orders or the contracts. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. Revenues and accounts receivable are recorded at amounts expected to be realized upon final settlement.

Billings in excess of costs incurred are included in the balance sheet as other accrued liabilities and totaled $274,000 at June 30, 2005 and $100,000 at June 30, 2004.

Note 3 - Other Financial Data:

Inventory:

	2005	2004
Raw materials	$ 54,000	$ --
Work in process	7,000	--
Finished goods	36,000	--
	$ 97,000	$ --

Furniture, equipment and leasehold improvements, net:

	2005	2004
Furniture and equipment	$ 2,245,000	$ 1,538,000
Leasehold improvements	247,000	154,000
	2,492,000	1,692,000
Less accumulated depreciation	(1,323,000)	(997,000)
Net	1,169,000	695,000

Office equipment formerly held under capitalized leases	105,000	247,000
Less accumulated amortization	(105,000)	(193,000)
Net	--	54,000

Total	$ 1,169,000	$ 749,000

During the years ended June 30, 2005 and 2004, the Company recorded $10,000 and $28,000, respectively, of amortization expense related to the equipment held under capitalized leases.  The amortization was included as a component of depreciation expense each year.

Capitalized software costs:

	2005	2004
Capitalized costs	$ 102,000	$ 102,000
Less accumulated amortization	(58,000)	(37,000)
	$ 44,000	$ 65,000

The Company amortized $21,000 of capitalized software costs to expense in each of the years ended June 30, 2005 and 2004.

Accrued payroll and related expenses:

	2005	2004
Accrued wages and bonuses	$ 1,641,000	$ 805,000
Accrued vacation	1,097,000	832,000
Accrued ESOP contribution	--	365,000
Other payroll related	216,000	468,000
	$ 2,954,000	$ 2,470,000

 Note 4 - Intangible assets and Goodwill:

Intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (years)	Value	Amortization	Net
June 30, 2005
Technology	5	$ 390,000	$ 71,000	$ 319,000
Customer contracts	10	520,000	50,000	470,000
Patents	15	280,000	10,000	270,000
All other intangibles	2	313,000	184,000	129,000
		$ 1,503,000	$ 315,000	$ 1,188,000

June 30, 2004
Technology	5	$ 200,000	$ 10,000	$ 190,000
Customer contracts	13	300,000	6,000	294,000
All other intangibles	2	141,000	30,000	111,000
		$ 641,000	$ 46,000	$ 595,000

Amortization expense for intangible assets was $269,000 and $46,000 for the years ended June 30, 2005 and 2004, respectively.

Based on the intangible assets as of June 30, 2005, the estimated annual amortization expense of intangible assets for the years ending June 30 is as follows: 2006 - $233,000; 2007 - $190,000; 2008 - $178,000; 2009 - $160,000; 2010 - $81,000; thereafter - $346,000; and in the aggregate - $1,188,000.

    Goodwill:

The changes in the carrying amount of goodwill are as follows:

Goodwill related to acquisition of Polexis March 31, 2004	$ 5,452,000
Goodwill related to acquisition of Antin on January 3, 2005	1,857,000
Balance June 30, 2005	$ 7,309,000

Note 5 - Line of credit and working capital loan:

At June 30, 2005 and 2004, the Company had no borrowings under its revolving line of credit facility (credit facility) provided by Comerica Bank - California (Comerica). The credit facility allows for maximum borrowings of up to $4,000,000 (credit limit), is limited to 80% of qualifying contract receivables, is collateralized by substantially all of the assets of the Company, as defined, and bears interest at 0.25% above the prime rate (an effective rate of 6.50% at June 30, 2005).  The credit facility expires on December 28, 2006.  The Company had available borrowing capacity of $4,000,000 at June 30, 2005 on this credit facility.

The lending agreement requires the Company to maintain certain financial ratios and meet specified reporting requirements.

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

At June 30, 2004, the Company had an outstanding balance of $97,000 under a $500,000 working capital loan provided by Comerica which matured on January 31, 2005.  The loan was collateralized by substantially all of the assets of the Company and the interest rate was 0.75% above the prime rate (an effective rate of 4.75% at June 30, 2004).

Note 6 - Notes payable:

			Related Party
	2005	2004	2005	2004

Convertible notes payable, unsecured, bear interest at 10% payable quarterly, originally due at various dates starting in November 2004 but extended at option of note holders to various dates starting in November 2005, convertible at any time by holder into common stock at the rate of $1.00 per share.

	$ 319,000	$ 294,000	$ 388,000	$ 425,000

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	887,000	861,000	713,000	739,000

Unamortized discount related to convertible notes payable due December 31, 2006	(40,000)	(51,000)	(32,000)	(64,000)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	589,000	792,000	96,000	577,000

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	196,000	--

	1,755,000	1,896,000	1,361,000	1,677,000

Less current portion	(319,000)	(56,000)	(388,000)	--

	$1,436,000	$1,840,000	$ 973,000	$1,677,000

Maturities of long term debt, excluding the effect of the discount, are: 2006 - $707,000 and 2007 - $2,481,000.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company does not have the right to force conversion of the convertible notes payable into common stock.  However, the convertible notes payable issued as part of the consideration for the acquisition of Polexis (see Note 12) gave the Company the right to convert one-half of the notes payable if certain conditions were met.  In January 2005, the Company exercised its right to convert $685,000 of the outstanding convertible notes payable related to the Polexis acquisition into 295,159 shares of common stock. During 2005, a holder of the convertible notes payable issued in November 2004 elected to convert $12,000 of notes payable into 12,000 shares.

The Company deferred approximately $157,000 of expenses associated with the issuance of convertible notes payable in 2002 and 2004, which are included in other assets and are being amortized into interest expense over life of these notes payable.

The convertible notes payable issued in 2004 were sold at an aggregate discount of $ 129,000. Accordingly, the discount is being accreted through interest expense over the term of the notes of which $43,000 was recorded in 2005 and $14,000 in 2004.

Note 7 - Leases:

The Company leases offices, office equipment and an automobile under non-cancelable operating lease agreements that expire at various dates through March 2010. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense for operating leases totaled $913,000 and $705,000 in 2005 and 2004, respectively.  Several leases offer an option to renew for a five-year term at the then fair market rental rate.

The Company also leased certain office equipment under capital leases that were cancelled during 2005 as part of entering into non-cancelable operating leases for similar office equipment.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of June 30, 2005 are as follows: 2006 - $932,000; 2007 - $823,000; 2008 - $458,000; 2009 - $259,000; 2010 - $83,000; and in the aggregate - $2,555,000.

Note 8 - Stockholders' equity:

Preferred stock

The Company is authorized to issue up to 250,000 shares of nonvoting convertible preferred stock with a par value of $.50 per share, of which none were outstanding as of June 30, 2005 or 2004. Cumulative dividends on outstanding shares are payable at the annual rate of 4%.

Preference stock

The Company is authorized to issue up to 2,000,000 shares of preference stock of which none were outstanding as of June 30, 2005 and 2004.  Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. The Company called the previously outstanding shares of this stock in 2004 and gave the shareholders an option to convert to common stock.  The Company issued $10,000 in common stock and $60,000 in cash to these shareholders in 2004, thus retiring the stock.  Cash dividends paid on the preference stock totaled $4,000 in 2004.

Common stock

The Company is authorized to issue up to 48,000,000 shares of common stock, of which 10,623,049 shares were outstanding as of June 30, 2005.

On June 2, 2005, SYS completed the sale of 1,427,655 shares of common stock at an aggregate price of $3,355,000 ($2.35 per share) pursuant to a securities purchase agreement to sell to certain institutional investors in a private placement transaction. The company incurred $456,000 of costs related to this transaction and registration costs.  As part of the transaction, the Company issued warrants to the investors to purchase an aggregate of 428,289 shares of common stock at an exercise price of $2.50 per share.  The warrants are exercisable from the date of issue through June 2, 2010.  If the Company's stock price and trading volume meet certain levels after June 2, 2006, the Company may call the warrants.  As of June 30, 2005, the Company had no other warrants outstanding.

In January 2004, the Company completed a subscription offering raising $3,200,000 for working capital and acquisition financing. The offering consisted of $50,000 units comprised of 50% common stock and 50% convertible notes. The notes bear interest at 10%, are unsecured and mature on December 31, 2006.  The common stock was priced at $1.60 per share, which represented an approximate 15% discount to market at the time the financing was approved by the Board.  This discount was prorated to each of the two elements in the unit offering resulting in an adjusted relative fair value of common stock and convertible notes.  The discounted convertible notes are being ratably accreted to the face value of the notes over the three-year maturity period.  The convertible notes may be converted to common stock at any time during the three-year period at $2.20 per share, a premium to market at the time of issuance.  The relative fair value conversion price, adjusted for the discount discussed above, was also at a premium to market.

Stock options and warrants

The Company received $50,000 and $416,000 in cash for the exercise of stock options and warrants in 2005 and 2004, respectively.

Stock option plans

On August 20, 1996, the Company's Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the old Plan), which was modified and ratified by the Company's stockholders during 1998. The old Plan provided for grants by the Board of Directors of Incentive Stock Options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. The old Plan may have options with terms of no more than ten years. The maximum terms of the options granted under the old Plan are seven years with a maximum vesting of five years. On April 14, 2003, the 1997 stock option plan was superseded by a new plan, however, all outstanding options remain valid.

On February 21, 2003, the Company's Board of Directors adopted the SYS 2003 Stock Option Plan (the Plan), which, was approved by the Company's stockholders during the 2002 annual stockholders' meeting on April 14, 2003. The Plan provides for grants by the Board of Directors of Incentive Stock Options to employees and grants of Non-Qualified Options to directors and consultants. The total amount of common stock reserved for issuance under the Plan is 3,000,000 shares. The Plan may have options with terms of no more than ten years. The maximum terms of the options granted under the Plan have been five years with a maximum vesting of four years. At June 30, 2005, the Company had 1,409,800 shares of common stock available to be granted under the Plan.

The following table summarizes certain information regarding stock options issued under the Plan as of June 30, 2005 and 2004:

	2005		2004
		Weighted		Weighted
	Shares or	Average	Shares or	Average
	Price Per	Exercise	Price Per	Exercise
	Share	Price	Share	Price

Balance outstanding at beginning of year	1,922,000	$ 1.59	1,846,350	$ 1.17
Granted	744,250	$ 2.64	768,000	$ 2.11
Exercised	(201,500)	$ 1.22	(499,322)	$ 1.05
Cancelled	(73,650)	$ 1.64	(193,028)	$ 1.09
Balance outstanding at end of year	2,391,100	$ 1.95	1,922,000	$ 1.59

Range of exercise price at end of year	$0.73 - $2.89		$0.73 - $2.89

Weighted average fair value per share of options granted during the year with an exercise price equal to the market price at the date of grant (744,250 in 2005 and 768,000 in 2004)	$ 1.15		$ 0.70

The following table summarizes information about stock options outstanding as of June 30, 2005, all of which were at fixed prices:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.73 - $1.00	371,000	.80 Years	$ 1.00	371,000	$ 1.00
$1.18 - $1.75	544,850	1.96 Years	$ 1.35	503,250	$ 1.34
$1.80 - $2.89	1,475,250	3.94 Years	$ 2.41	1,270,050	$ 2.42
Total	2,391,100			2,144,300

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2005 and 2004:

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	43.7%	31.0%
Risk-free interest rate	3.7%	2.9%
Expected lives	5.00	4.50

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic- value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of stock-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised.  The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

Note 9 - SYS 401(k) Employee Stock Ownership Plan:

The Employee Stock Ownership Plan was established in July 1999 and restated effective July 2002 as the SYS 401(k) Employee Stock Ownership Plan (the Plan).  The Plan includes an employee stock ownership plan component (ESOP Component) and a 401(k) component.  The ESOP Component is designed for the Company, at its discretion, to make contributions of cash or the Company's stock which is allocated to each eligible employee. The Board of Directors of SYS elected to provide a fully vested contribution to the ESOP Component equal to 3% of the compensation of all eligible employees in 2004 and none in 2005.  The 401(k) component enables employees to defer a portion of their compensation and have it contributed to the 401(k) component of the Plan on their behalf.  The Company, at its discretion, may make contributions to the 401(k) component of the Plan matching a specified portion of employee contributions.  During the Plan year ended June 30, 2005, the Company elected to provide matching contributions equal to 100 percent of the employees' contributions rate up to 4 percent and then 50 percent of the next one percent of the employees' contribution rate.

In accordance with the Plan and until such time as the Company's stock began trading on a national securities exchange as defined by the IRS, which excludes over the counter bulletin board stocks, an independent appraiser valued the common stock at the end of each plan year for purposes of determining the number of shares to be contributed.  Shares of the Company's stock commenced trading on the American Stock Exchange in January 2005.

During 2005, the Company recorded $672,000 of expense related to its match of employee contributions to the 401(k) component of which $410,000 was paid in cash and the balance related to contributions of common stock of 51,131 shares with a value of $137,000 were contributed during the year and 38,835 shares with a value of $126,000 were contributed after June 30, 2005.  During 2004, the Company made contributions in common stock and cash to the ESOP Component totaling approximately $439,000, which was charged to compensation expense. In 2004, the Company contributed 95,878 shares of common stock to the ESOP Component with a fair value of $168,000.

Note 10 - Employee stock purchase plan:

During 2003, the Board of Directors approved the 2003 Employee Stock Purchase Plan (the Purchase Plan). The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The Purchase Plan provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company's common stock. The exercise date of the Purchase Plan shall be the last day of the six month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

Payroll deductions totaling $194,000 as of June 30, 2005 and $60,000 as of June 30, 2004 were included in the balance of other accrued liabilities for the issuance of approximately 88,719 and 35,945 shares of common stock, respectively. Pursuant to APB 25, no compensation expense was recorded or recognized in 2005 and 2004.  The weighted average purchase price per common share issued under the Purchase Plan was $2.08 during 2005 and $1.76 during 2004.

Note 11- Income taxes:

The provision (benefit) for income taxes in 2005 and 2004 consists of the following:

	2005	2004
Current:
Federal	$ 805,000	$ --
State	172,000	15,000
Totals	977,000	15,000

Deferred:
Federal	(61,000)	733,000
State	37,000	77,000
Totals	(24,000)	810,000

Totals	$ 953,000	$ 825,000

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2005 and 2004 are shown below:

	2005	2004
Deferred tax assets:
Accrued vacation and allowance for doubtful accounts	$ 262,000	$ 121,000
Future deductible amount for warrant and stock compensation expense	78,000	81,000
Net operating loss carryforwards	--	139,000
State taxes	55,000	--
Expenses capitalized for tax purposes	48,000	--
Straight-line rent amortization	42,000	--
Other	53,000	--
Totals	538,000	341,000

Deferred tax liabilities:
Depreciation	(187,000)	(73,000)
Accrued expenses	(868,000)	(837,000)
Amortization of intangibles	(294,000)	(249,000)
Other	--	(17,000)
Totals	(1,349,000)	(1,176,000)

Net deferred tax asset (liability)	$ (811,000)	$ (835,000)

The expected income tax provision, computed based on the Company's pre-tax income and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2005	2004
Expected tax provision (benefit) at statutory rates	$ 802,000	$ 618,000
State taxes, net of Federal benefit	139,000	91,000
Changes in estimate for tax refunds receivable and prepaid taxes	12,000	116,000
Totals	$ 953,000	$ 825,000

During 2005, the Company recorded a $239,000 increase to common stock related to the tax benefit recognized from tax deductions recognized related to stock option exercises.

The Company believes that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

Note 12- Business combinations:

Antin

Effective January 3, 2005, the Company acquired of all of the outstanding securities of Antin. The transaction was completed pursuant to an Agreement and Plan of Merger (the Plan) by and among the Company, Shadow I, Inc. (a wholly-owned subsidiary of the Company), Antin, and all of its stockholders. Antin is a defense contractor that provides information technology, C4ISR (command, control, communication, computer, intelligence, surveillance and reconnaissance), and technical support services. This acquisition furthers the Company's strategy of expanding its capabilities and broadening the customer base.

The initial purchase price consisted of $49,000 cash paid at closing and $988,000 of SYS common stock (323,971 shares based on $3.05 value at acquisition date).  The Company incurred $236,000 of direct costs related to the acquisition, which were partially offset by the $124,000 of cash acquired from Antin. The Company also incurred $14,000 to register the shares issued in conjunction with the acquisition which was deducted from the fair value of the shares issued.  The Plan also provided for Antin to incur a $305,000 payroll tax liability as of the acquisition date related to issuing stock to its employees that was included in the liabilities of Antin and paid by the Company in April 2005. Pursuant to the Plan, an additional 314,027 shares were placed with an escrow agent, on behalf of the Antin stockholders, which shares are contingently transferable to the stockholders based upon the future operating performance of Antin through June 30, 2007.  One of the operating performance criteria milestones was reached as of June 30, 2005 and, accordingly, 157,015 shares were transferred out of escrow to the Antin stockholders at a value of $408,000 (based on $2.60 value at June 30, 2005).  As of June 30, 2005, 157,012 shares continued to be held in escrow and excluded from the purchase price. If the balance of these shares are transferred to the Antin stockholders in the future, the shares will be recorded as additional purchase price based upon the fair market value of the Company's common stock at that time. On September 12, 2005, SYS's Board of Directors approved the issuance of an additional 25,131 shares of the Company's common stock to be issued to the Antin stockholders, in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment.  This issuance of these shares will be recorded in the first quarter of fiscal 2006.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. The following table summarizes the determined fair values of the assets and liabilities of Antin at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$ 124,000
Accounts receivable	1,260,000
Prepaid expenses	69,000
Property, furniture and equipment, net	101,000	2-5
Customer relationships	210,000	5
Backlog	54,000	1
Trade name	48,000	2
Goodwill	1,857,000
Total assets acquired	3,723,000
Accounts payable	(325,000)
Accrued payroll and related expenses	(740,000)
Other accrued liabilities	(132,000)
Notes payable	(845,000)
Net assets acquired	1,681,000

The excess purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill related to the DSG segment as described in Note 13. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Xsilogy

On December 16, 2004, SYS acquired all of the assets and certain liabilities of Xsilogy, Inc. (Xsilogy), a privately held, San Diego-based provider of wireless sensor network technologies and applications. The acquisition of Xsilogy's wireless sensor technology is an important part of the Company's growth strategy, representing the Company's first expansion into the products-oriented business and to customers outside of the Department of Defense (DoD). The assets purchased consisted principally of intellectual property and technology, inventory, fixed assets and certain other intangible assets. The total purchase price consisted of initial cash consideration of $345,000 and the assumption of liabilities totaling $112,000.  The Company also incurred $281,000 of direct costs related to the acquisition.

The purchase agreement provided for additional consideration to be earned upon achieving certain milestones.  If certain specified customer contracts are obtained and/or  targeted operating results are achieved through June 30, 2005, up to approximately $900,000 of additional consideration will be due, of which up to $200,000 may be in the form of SYS common stock and the remainder in cash.  The Company is currently negotiating with the seller to determine whether the terms of some of the milestones have not been met. As a result, no additional consideration was recorded as of June 30, 2005.  The Company expects to complete its evaluation during the first quarter of the year ending June 30, 2006.  In addition, if specified annual revenue thresholds are exceeded in any  year from the year ending June 30, 2006 through June 30, 2009, up to a maximum of $3.5 million in additional consideration will be due, of which up to $2.5 million may be in the form of SYS common stock and the remainder in cash.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The fair market value of the total assets acquired exceeded the consideration paid and direct costs incurred as of June 30, 2005 resulting in a contingent consideration liability of $97,000 as of June 30, 2005. If future milestones are achieved, additional consideration will be paid. Accordingly the liability will be reduced and may result in the recording of goodwill. If future milestones are not achieved then the fair market value of the assets acquired would be reduced proportionately by the amount of any remaining contingent liability.

The following table summarizes the determined fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Estimated
		Life in
	Value	Years
Accounts receivable, net	$ 20,000
Inventory	111,000
Property, furniture and equipment, net	92,000	2-5
Cost-method investment	72,000
Patents	280,000	15
Technology	190,000	5
Trade name	60,000	4
Customer relationships	10,000	10
Total assets acquired	835,000
Accrued payroll and related expense	(43,000)
Deferred revenue	(69,000)
Net assets acquired	723,000
Less cash paid and acquisition costs	(626,000)
Contingent consideration liability	$ 97,000

Polexis

On March 31, 2004, the Company purchased all of the outstanding stock of Polexis in exchange for $3,136,000 in cash, the issuance of 697,973 shares of common stock and $1,375,000 of three-year convertible subordinated notes. The estimated fair value of the stock at the date of purchase was $2.25 per share.  The Company also incurred direct costs related to the acquisition of $458,000 in 2004 and $154,000 in 2005.

Polexis was a provider of advanced data management software in support of enterprise operations and mission-critical decision making. This acquisition enables the Company to offer customers software tools that provide real-time access to and analysis of vital information, improving the speed and effectiveness of operations.

The acquisition is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), whereby the total cost of the acquisition has been allocated to tangible and intangible net assets acquired based upon determined fair values at the effective date of the acquisition.

The allocation of the purchase price was subject to refinement. Specifically, 50,762 shares were contingently issuable to certain selling shareholders if they remained continuously employed at the Company for the six months ended September 30, 2004. As of June 30, 2004, the Company accrued $67,000 of compensation expense related to this contingency. The Company accrued an additional $67,000 of compensation expense in the first quarter of 2005 when the employees remained employed through September 30, 2004.

The following table summarizes the determined fair values of the assets and liabilities of Polexis at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$ 893,000
Accounts receivable	1,545,000
Other current assets	240,000
Property, furniture and equipment, net	93,000	2-5
Customer contracts	300,000	13
Trade name	60,000	1
Technology	200,000	5
Backlog	70,000	1
Non-compete agreements	11,000	2
Goodwill	5,452,000
Other assets	28,000
Total assets acquired	8,892,000
Accounts payable	(24,000)
Accrued payroll and related expenses	(976,000)
Other accrued liabilities	(850,000)
Long term liabilities	(577,000)
Fair value of net assets acquired	$ 6,465,000

The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.  This goodwill is related to the DSG segment as described in Note 13

Pro Forma Results of Operations

The following summary presents pro forma consolidated results of operations for the fiscal years ended June 30, 2005 and 2004 as if the acquisitions described above had occurred as of the beginning of the periods presented and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

	2005	2004
Revenues	$ 49,300,000	$ 45,130,000
Operating Income	2,351,000	1,292,000
Net income	1,133,000	480,000

Net income per common share:
Basic	$0.13	$0.06
Diluted	$0.12	$0.06
Weighted average shares outstanding:
Basic	8,821,000	7,500,000
Diluted	11,542,000	10,012,000

Note 13- Segment information:

The Company reports operating results and financial data for two reporting segments: Defense Solutions Group (DSG) and the Sensor Networking Systems and Products Group (SNG). DSG provides engineering, technical, and financial and management services primarily to U.S. Government customers. SNG was recently formed subsequent to the acquisition of the assets of Xsilogy to provide wireless sensor network technologies and applications to a broad base of customers including commercial and industrial customers as well as the U.S. Government. Antin has been included in the DSG segment.  Based upon certain quantitative thresholds, both the DSG and the SNG are considered reportable segments.

Summarized financial information concerning our reportable business segments for the years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Revenue:
DSG	$ 45,716,000	$ 34,895,000
SNG	53,000	--
Totals	$ 45,769,000	$ 34,895,000

Income (loss) from operations:
DSG	$ 3,412,000	$ 2,043,000
SNG	(618,000)	--
Totals	$ 2,794,000	$ 2,043,000

Identifiable assets:
DSG	$ 23,953,000	$ 17,717,000
SNG	802,000	--
Totals	$ 24,755,000	$ 17,717,000

Goodwill:
DSG	$ 7,309,000	$ 5,452,000
SNG	--	--
Totals	$ 7,309,000	$ 5,452,000

Capital expenditures:
DSG	$ 572,000	$ 181,000
SNG	65,000	--
Totals	$ 637,000	$ 181,000

Depreciation and amortization:
DSG	$ 627,000	$ 347,000
SNG	65,000	--
Totals	$ 692,000	$ 347,000

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company's method of internal reporting.

Note 14- Legal matters:

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time.  As of June 30, 2005, the Company is not involved in any litigation.

Note 15 - Subsequent Events:

Acquisition of Web Tech:

On August 15, 2005, in contemplation of entering into an asset acquisition agreement with Web Technologies, LLC (Web Tech) that has not yet been executed, the Company hired 29 employees formerly with Web Tech and entered into subcontractor agreements with Web Tech on a time and material basis to complete work on all existing Web Tech contracts. The Company is still negotiating the terms of the acquisition of Web Tech's assets.  This transaction will be accounted for as a business combination under the purchase method.

In conjunction with the acquisition, the Company entered into an agreement to make monthly payments to Web Tech equal to the monthly payments required under their lease agreement.  The future minimum lease payments for Web Tech's lease are as follows: 2006 - $159,000; 2007 - $196,000; 2008 - $201,000; 2009 - $85,000; and $641,000 in the aggregate.

Restricted Stock Purchase Agreement:

On August 16, 2005, the Company entered into a restricted stock purchase agreement with an employee as an inducement to employment.  The agreement allows the employee to purchase between 200,000 to 250,000 shares of the Company's common stock on the earlier to occur of a date specified by employee or November 7, 2005.  The purchase price is to be 90 percent of the average closing price between the date of the agreement and the purchase date but in no event less than $2.50 per share.  The Company is obligated to use its best efforts to register these shares within one year of the purchase date.

Acquisition of Lomasoft Technology and Intellectual Property

On September 27, 2005, the Company entered into an agreement to purchase the technology and intellectual property rights related to the ForceViz Technology of Lomasoft Corporation.  The purchase price consists of $50,000 cash and warrants to purchase 50,000 shares of the Company's stock at a price of $3.87 per share. The agreement provides for additional contingent consideration of warrants to purchase 50,000 shares of SYS common stock at a price equal to $3.87 per share for each revenue-based milestone met for the years ending June 30, 2006 and 2007. All of the warrants will have a five year exercise period and piggy-back registration rights.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors
SYS:

We consent to the incorporation by reference in the registration statement (No. 333-126065) of SYS of our report dated September 14, 2005, with respect to the consolidated balance sheets of SYS as of June 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, which report appears in the June 30, 2005 annual report on Form 10-KSB of SYS.

/S/ KPMG

San Diego, California
September 27, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, certify that:

1. I have reviewed this annual report on Form 10-KSB of SYS.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: September 28, 2005	By:	/S/ Clifton L. Cooke
Clifton L. Cooke
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, certify that:

1. I have reviewed this annual report on Form 10-KSB of SYS.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: September 28, 2005	By:	/S/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Chief Executive Officer of SYS (the "Small Business Issuer"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Small Business Issuer's Annual Report on Form 10-KSB for the year ended June 30, 2005 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1034 as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Small Business Issuer.

Dated: September 28, 2005	By:	/S/ Clifton L. Cooke
Clifton L. Cooke
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the "Small Business Issuer"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Small Business Issuer's Annual Report on Form 10-KSB for the year ended June 30, 2005 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Small Business Issuer.

Dated: September 28, 2005	By:	/S/ Edward M. Lake
Edward M. Lake
Chief Financial Officer