Form 10-Q
period 2005-09-30
SYS
filed 2005-11-14
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-04169

SYS
(Exact name of Registrant as specified in its charter)

California	95-2467354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Murphy Canyon Road, Suite 200, San Diego, California 92123
(858) 715-5500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of November 7, 2005 there were 11,348,933 shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2005 and September 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and September 24, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and September 24, 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$3,266,000	$3,485,000
Accounts receivable, net	11,478,000	10,992,000
Inventory	95,000	97,000
Prepaid expenses	254,000	166,000
Total current assets	15,093,000	14,740,000

Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,538,000 and $1,428,000	1,346,000	1,169,000
Capitalized software, net of accumulated amortization of $63,000 and $58,000	39,000	44,000
Intangible assets, net of accumulated amortization of $394,000 and $315,000	1,440,000	1,188,000
Goodwill	7,893,000	7,309,000
Other assets	219,000	305,000
Total assets	$26,030,000	$24,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$982,000	$1,216,000
Accrued payroll and related expenses	1,953,000	2,954,000
Income taxes payable	345,000	138,000
Other accrued liabilities	1,323,000	1,058,000
Current portion of deferred tax liabilities	562,000	562,000
Current portion of convertible notes payable, related party	388,000	388,000
Current portion of convertible notes payable	244,000	319,000
Deferred revenue	28,000	54,000
Total current liabilities	5,825,000	6,689,000

Convertible notes payable, net of current portion, related party	977,000	973,000
Convertible notes payable, net of current portion	1,430,000	1,436,000
Other liabilities	4,000	4,000
Deferred tax liabilities	249,000	249,000
Total liabilities	8,485,000	9,351,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized, none issued or outstanding	--	--
9% preferred stock, $1.00 par value; 2,000,000 shares
authorized, none issued or outstanding	--	--
Common stock, no par value; 48,000,000 shares authorized;
11,154,689 and 10,623,049 shares issued and outstanding
as of September 30, 2005 and June 30, 2005, respectively	14,458,000	12,792,000
Retained earnings	3,087,000	2,612,000
Total stockholders’ equity	17,545,000	15,404,000

Total liabilities and stockholders’ equity	$26,030,000	$24,755,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004 (Unaudited)
	2005	2004

Revenues	$13,094,000	$11,107,000

Operating costs and expenses:
Contract costs	10,235,000	9,506,000
Selling, general and administrative expenses	1,978,000	987,000
Total operating costs and expenses	12,213,000	10,493,000

Income from operations	881,000	614,000

Other (income) expense:
Other income	(36,000)	--
Interest expense	99,000	114,000
Total other (income) expense	63,000	114,000

Income before income taxes	818,000	500,000

Income tax provision	343,000	196,000

Net income	$475,000	$304,000

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.03

Weighted average shares:
Basic	10,880,466	8,153,516
Diluted	13,656,847	10,964,966

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004
	2005	2004
Cash Flows from Operating Activities:
Net income	$475,000	$304,000
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	202,000	117,000
Share-based compensation expense	156,000	--
Share-based compensation expense - Polexis acquisition	--	67,000
Straight-line rent adjustment	3,000	41,000
Accretion of debt discount	11,000	11,000
Gain on disposition of equipment	--	(8,000)
Stock contributed to employee benefit plan	279,000	--
Changes in operating assets and liabilities:
Accounts receivable	(472,000)	(3,796,000)
Inventories	2,000	--
Prepaid expenses	(88,000)	49,000
Accounts payable	(234,000)	924,000
Accrued payroll and related taxes	(1,001,000)	(246,000)
Income taxes payable	207,000	193,000
Other accrued liabilities	(110,000)	(211,000)
Deferred revenue	(26,000)	--
Net cash used in operating activities	(596,000)	(2,555,000)

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(187,000)	(70,000)
Cash paid for acquisitions	(215,000)	(73,000)
Proceeds from investment	90,000	--
Other	(13,000)	(14,000)
Net cash used in investing activities	(325,000)	(157,000)

Cash Flows from Financing Activities:
Net line of credit borrowings	--	645,000
Payments of notes payable and other borrowings	--	(28,000)
Payments on capital lease obligations	--	(8,000)
Debt issuance costs	--	(30,000)
Withholdings related to employee stock purchase plan	123,000	--
Issuance of stock to participants of employee stock purchase plan	196,000	59,000
Proceeds from exercise of stock options and warrants	413,000	--
Registration costs	(30,000)	(18,000)
Net cash provided by financing activities	702,000	620,000

Net decrease in cash	(219,000)	(2,092,000)

Cash at beginning of year	3,485,000	2,159,000

Cash at end of year	$3,266,000	$67,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004

	2005	2004

Supplemental disclosure of cash flow information:
Interest paid	$94,000	$94,000

Income taxes paid	$136,000	$4,000

Supplemental disclosure of noncash investing and financing activities:

Acquisitions:
Fair value of assets acquired	$1,028,000	$(14,000)
Less other liabilities	(372,000)	87,000
Less value of warrants issued	(65,000)	--
Less common stock issued	(376,000)	--
Cash paid	$215,000	$73,000

Common stock issued on conversion of notes payable	$88,000	$--

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation and Significant Accounting Policies:

The accompanying condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-KSB to the Securities and Exchange Commission (SEC) for the year ended June 30, 2005. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation. Substantially all of the Company’s operations are conducted in the United States.

The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.  The Company’s significant estimates include those related to revenues and customer billings, recovery of indirect costs, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, contingencies, and share-based compensation.

New Accounting Standards:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154æ). SFAS 154 replaces APBO No. 20 (APBO 20æ) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The Company early adopted SFAS 154 in its first quarter of fiscal year 2006. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS will have a material effect on its financial position, results of operations or cash flows.

2. Share-based Compensation:

The Company has stock plans that provide for the grant to employees of stock options, permit the grant of non-statutory share-based awards to paid consultants, and provide for the automatic grant of non-statutory share-based awards to outside directors. The plans may have options with terms of no more than ten years. The maximum terms of the options granted under these plans have been seven years with a maximum vesting of five years. The Company also has an employee stock purchase plan (ESPP) for employees to purchase its common stock at a discount. The ESPP provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company's common stock. The exercise date of the ESPP shall be the last day of the six month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

Prior to July 1, 2005, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25æ (FIN No. 44) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective July 1, 2005 using the modified-prospective-transition method. Accordingly, prior period amounts have not been restated. Under this transition method, share-based compensation expense recognized during the quarter ended September 30, 2005 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005, (c) a stock purchase agreement issued to an employee that provides for the purchase of the Company’s stock at a discount and (d) stock issued to employees of the Company.

The Company recognized share-based compensation expense of $156,000 during the quarter ended September 30, 2005, which consisted of $30,000 related to employee stock options, $38,000 related to the employee stock purchase plan, $37,000 related to an employee stock purchase agreement and $51,000 related to shares of the Company’s stock issued to employees in connection with the acquisition of Antin. The income tax benefit recognized related to the share-based compensation expense was $37,000. The estimated fair value of the Company’s share-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded-vesting basis for awards granted prior to the adoption of SFAS No. 123R.

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of share-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS No. 123R issued in December 2004. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. If these options had not been accelerated, share-based compensation expense totaling $47,000 would have been recognized in the three months ended September 30, 2005 and a balance of $531,000 would have been recognized over a weighted average remaining vesting period of approximately 3.6 years. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R for the three months ended September 24, 2004.

Net income - as reported	$304,000
Add total share-based employee compensation expense in reported net income, net of related tax effects	--
Deduct total share-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(75,000)
Net income - pro forma	$229,000

Basic income per common share:
As reported	$0.04
Pro forma	$0.03

Diluted income per common share:
As reported	$0.03
Pro forma	$0.03

The fair value of the Company’s share-based awards granted in the three-month period ended September 24, 2004 was estimated using the following weighted-average assumptions:

Dividend yield	0.0%
Expected volatility	49.0%
Risk-free interest rate	3.4%
Expected lives	4.50

The maximum terms of the options granted under the Company’s stock option plans have been five years with a maximum vesting of four years. At September 30, 2005, the Company had 1,212,250 shares of common stock available for future grants under the 2003 Plan.

The following table summarizes certain information regarding stock options during the three month period ended September 30, 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at beginning of year	2,391,100	$1.95
Granted	201,500	$3.64
Exercised	(91,350)	$1.73
Cancelled	(3,150)	$1.41
Balance outstanding at end of quarter	2,498,100	$2.09	2.93	$4,589,000

Options exercisable at end of quarter	2,106,000	$1.93	2.71	$4,208,000

The total intrinsic value of options exercised during the quarter ended September 30, 2005 was $201,000. As of September 30, 2005, there was $351,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 4.3 years. Cash received from stock option exercises was $158,000 during the quarter ended September 30, 2005.

The 2003 Employee Stock Purchase Plan (ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s common stock at a purchase price per share at 85% of the lower of the fair market value on the first or last day of each offering period. Each offering period lasts six months. ESPP awards were valued using the Black-Scholes model with an expected life of 6 months, expected volatility of 48.37%, a 3.35% risk free interest rate and no expected dividends. As of September 30, 2005 there was $38,000 of unrecognized compensation cost related to the employee stock purchase plan with an expected remaining life of 90 days.

On August 16, 2005, the Company entered into a restricted stock purchase agreement with an employee as an inducement to employment. The agreement allowed the employee to purchase between 200,000 and 250,000 shares of the Company’s common stock by November 15, 2005. The purchase price was to be 90 percent of the average closing price between the date of the agreement and the purchase date but in no event less than $2.50 per share. The rights to purchase the shares vested one-half on September 30, 2005 and one-half on November 15, 2005. The Company valued this agreement using an option pricing model with an expected life of three months, expected volatility of 48.58%, a 3.52% risk free interest rate and no expected dividends. As of September 30, 2005 there was $37,000 of unrecognized compensation cost related to this stock purchase agreement with an expected remaining life of 45 days, which will be expensed in the quarter ending December 30, 2005. If the employee did not specify an exercise date and number of shares to be purchased by November 7, 2005, then the closing was to occur on November 7, 2005 for the minimum number of shares. The employee did not specify either a closing date or a number of shares. As of November 9, 2005 the Company and the employee determined that the employee would not be able to exercise his rights or fulfill his obligations within the terms of the agreement. As a result, the Company and the employee mutually agreed to, and executed, a rescission of the restricted stock purchase agreement.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to the Antin stockholders, in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the Antin stockholders and the balance were placed in escrow which are contingently issuable to the stockholders based upon the future operating performance of Antin through June 30, 2006. As a result of the terms of a modification to the original working capital purchase price adjustment, the $51,000 value of the 12,565 shares issued directly to the Antin stockholders was treated as share-based compensation expense in the three months ended September 30, 2005. The remaining 12,565 shares held in escrow will be recorded as share-based compensation expense in the period in which they are earned.

3. Accounts receivable:

Accounts receivables consist of the following:

	September 30,	June 30,
	2005	2005
Amounts billed	$5,662,000	$6,356,000
Amounts unbilled:
Costs and profits in excess of billings	5,497,000	4,321,000
Retentions, due upon completion of contracts	141,000	154,000
Recoverable costs subject to closure of contracts	242,000	209,000
Allowance for doubtful accounts	(64,000)	(48,000)
Totals	$11,478,000	$10,992,000

At September 30, 2005, costs and profits in excess of billings consisted of amounts billable subsequent to period-end.  The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the Defense Contract Audit Agency. Based on the Company’s experience with similar contracts in recent years, the balances at September 30, 2005 are expected to be collected in fiscal 2006, 2007 and 2008.

Recoverable costs subject to closure of contracts consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect rates. These receivables will be billable upon closure of audits of overhead rates of the specific delivery orders or the contracts.

4. Inventory

Inventory consisted of the following:
	September 30,	June 30,
	2005	2005
Raw materials	$54,000	$54,000
Work in process	7,000	7,000
Finished goods	34,000	36,000
	$95,000	$97,000

5. Intangible Assets and Goodwill:

Intangible assets consist of the following:
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
September 30, 2005
Technology	5	$609,000	$92,000	$517,000
Customer contracts	9	570,000	68,000	502,000
Patents	15	280,000	15,000	265,000
All other intangibles	2	375,000	219,000	156,000
		$1,834,000	$394,000	$1,440,000

June 30, 2005
Technology	5	$390,000	$71,000	$319,000
Customer contracts	10	520,000	50,000	470,000
Patents	15	280,000	10,000	270,000
All other intangibles	2	313,000	184,000	129,000
		$1,503,000	$315,000	$1,188,000

Goodwill:

The purchase agreement for Xsilogy, Inc., acquired in December 2004, provides for additional consideration to be earned upon achieving certain milestones. As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy is due a cash payment of $313,000, which is accrued in other accrued liabilities as of September 30, 2005, and the issuance of 80,000 shares of SYS stock at a value of $376,000, which has been included in common stock issued at September 30, 2005. The total of this consideration was first used to eliminate the contingent consideration liability of $97,000 and the balance of $592,000 was recorded as goodwill.

The carrying value of Xsilogy related assets at September 30, 2005 was $1,186,000. Since the date of acquisition in December 2004 there has been minimal revenues and cash flow generated from the deployment of these assets. If there is not a significant improvement in the cash flow generated from these assets in a reasonable period of time or other evidence of recoverability, consideration of an impairment charge may be appropriate in a future period.

6. Notes payable and other debt

Notes payable at September 30, 2005 and June 30, 2005 are as follows:

			Related Party
	September 30,	June 30,	September 30,	June 30,
	2005	2005	2005	2005

Convertible notes payable, unsecured, bear interest at 10% payable quarterly, originally due at various dates starting in November 2004 but extended at option of noteholders to various dates starting in November 2005, convertible at any time into common stock at the rate of $1.00 per share.	$244,000	$319,000	$388,000	$388,000

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, due December 31, 2006, convertible at any time into common stock at a rate of $2.20 per share.	875,000	887,000	713,000	713,000

Unamortized discount related to convertible notes payable due December 31, 2006	(34,000)	(40,000)	(28,000)	(32,000)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, due March 31, 2007, convertible at any time into common stock at the rate of $2.32 per share.	589,000	589,000	96,000	96,000

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, due May 11, 2007, convertible at any time into common stock at the rate of $2.50 per share.	--	--	196,000	196,000

	1,674,000	1,755,000	1,365,000	1,361,000

Less current portion	(244,000)	(319,000)	(388,000)	(388,000)

	$1,430,000	$1,436,000	$977,000	$973,000

During the three months ended September 30, 2005, holders of $88,000 of convertible notes payable elected to convert the notes payable into 80,682 shares of common stock.

7. Earnings Per Share

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

The following table summarizes the calculation of basic and diluted net income per common share for each period:

	September 30,	September 24,
	2005	2004
Numerators:
Net income	$475,000	$304,000
Add back - share based compensation expense - options	31,000	--
Add back - interest expense on convertible notes, net of tax effects	58,000	56,000
Net income applicable to common stockholders- diluted	$564,000	$360,000

Denominators:
Weighted average shares for basic net income per common share	10,880,466	8,153,516
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	984,146	775,178
Add dilutive effect of assumed conversion of convertible promissory notes	1,792,235	2,036,272
Weighted average shares for diluted net income per common share	13,656,847	10,964,966

Basic net income per common share	$0.04	$0.04
Diluted net income per common share	$0.04	$0.03

Options to acquire 286,000 shares of common stock in 2004 and none in 2005 were excluded from the calculation as these options were priced above the average stock price for the period and therefore would be anti-dilutive. In addition, the weighted average related to 200,000 shares issuable upon the exercise of the restricted stock purchase agreement and 130,000 shares related to the employee stock purchase plan were excluded from the calculation in 2005 because their effect would be anti-dilutive.

8. Legal Matters:

Periodically, we are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

9. Stockholders’ Equity:

In addition to the share-based compensation transactions and other equity transaction described elsewhere, the following is a summary of other changes to stockholder’ equity during the three month period ended September 30, 2005:

Issuance of shares to participants of the ESPP of 88,719 shares valued at $196,000 in satisfaction of the liability at June 30, 2005.

Contribution to the Company’s ESOP/401(k) plan of 76,201 shares valued at $279,000.

Holders of warrants issued in connection with the Company sale of common stock in June 2005 exercised warrants to purchase 102,123 shares at an exercise price of $2.50 per share or $255,000. As of September 30, 2005, there were outstanding warrants related to this sale of common stock that are exercisable into 326,166 shares of common stock at $2.50 per share.

10. Acquisitions:

Acquisition of Web Tech:

On August 22, 2005, in contemplation of entering into an asset acquisition agreement with Web Technologies, LLC (Web Tech), which was executed on September 30, 2005, the Company hired 29 employees formerly with Web Tech and entered into subcontract agreements with Web Tech on a time and material basis to complete work on all existing Web Tech contracts. This asset acquisition was accounted for as a business combination under the purchase method and accordingly, Web Tech’s results of operations are included in the Company’s consolidated results of operations commencing on August 22, 2005. The consideration consisted of $140,000 cash and an additional $100,000 due January 31, 2006 which will be reduced by the amount of any loss recognized for the period from acquisition through December 31, 2005. The amount due January 31, 2006 and $75,000 as an estimate of transaction expenses are included in other accrued liabilities at September 30, 2005. The $315,000 total of consideration and estimated direct costs have been allocated on a preliminary basis as follows: Equipment- $100,000, Intangible assets- $215,000. The intangible assets are being amortized over an average of four years. The Company expects to finalize the determination of the fair value of the assets acquired in the second quarter of 2006.

Acquisition of Lomasoft Technology and Intellectual Property:

On September 27, 2005, the Company entered into an agreement to purchase certain technology and intellectual property rights related to the ForceViz Technology of Lomasoft Corporation. The purchase price consisted of $50,000 cash and warrants to purchase 50,000 shares of the Company’s stock at a price of $3.87 per share. The $65,000 fair value of these warrants was based on the Black Scholes model using a 34% expected volatility rate, 4% risk-free interest rate, an estimated life of five years and assumed no dividends. The agreement provides for additional contingent consideration of warrants to purchase 50,000 shares of SYS common stock at a price equal to $3.87 per share for each of the two revenue-based milestones for the years ending June 30, 2006 and 2007. All of the warrants will have a five year exercise period and piggy-back registration rights. The $115,000 total consideration for the technology has been allocated to intangible assets at September 30, 2005, which will be amortized over 7 years. This transaction was accounted for as an asset purchase and not a business combination.

Acquisition of Logic Innovations:

Subsequent to the period end, on November 7, 2005, SYS acquired all of the outstanding stock of Logic Innovations, Inc. (Logic), a privately held, San Diego-based provider of solutions that ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, communications and consumer electronics industries for approximately $4,000,000 in cash and stock.

The transaction was completed pursuant to an Agreement and Plan of Merger (Agreement) by and among the Company, Shadow II, Inc. (a wholly-owned subsidiary of the Company), Logic and all of the stockholders of Logic. As a result of the acquisition, Shadow II became a wholly owned subsidiary of SYS and, therefore, will be included in the consolidated financial results of SYS effective for periods subsequent to November 7, 2005.

The merger consideration consisted of $2,000,000 in cash and 445,768 shares of restricted SYS common stock with a value of $2,070,000 based on an average closing price of $4.64. Additional consideration may be earned subject to achieving future revenue and operating income targets. The excess of the Company’s purchase price over the estimated fair value of the net assets acquired is preliminarily estimated to be approximately $2,800,000, which consists of goodwill and other intangible assets.  An independent valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the independent valuation during the second quarter of the current fiscal year.

Planned Acquisition of cVideo:

On November 10, 2005, SYS entered into an Asset Purchase and Sale Agreement to acquire all of the assets and assume certain specified liabilities of cVideo, Inc., a San Diego based provider of interactive video and information analysis products for business surveillance and security applications, subject to certain closing conditions which are anticipated to be completed before December 30, 2005. The purchase price consists of approximately $1,400,000 of cash as initial consideration and additional contingent consideration based on future revenue milestones.

Pro Forma Results of Operations:

On December 14, 2004, the Company acquired the assets and assumed certain liabilities of Xsilogy, Inc. (Xsilogy). On January 3, 2005, the Company acquired all of the outstanding securities of Antin Engineering, Inc. (Antin). As discussed above, on August 22, 2005 the Company acquired a business from Web Tech. The following summary presents pro forma consolidated results of operations for the three months ended September 30, 2005 and September 24, 2004 as if these acquisitions had occurred as of the beginning of the periods presented and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable period, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

	September 30, 2005		September 24, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$13,094,000	$13,836,000	$11,107,000	$14,100,000
Operating income	881,000	624,000	614,000	374,000
Net income	475,000	326,000	304,000	158,000

Net income per common share:
Basic	$0.04	$0.03	$0.04	$0.02
Fully diluted	$0.04	$0.03	$0.03	$0.02
Weighted average shares outstanding:
Basic	10,880,466	11,326,234	8,153,516	8,923,255
Fully diluted	13,656,847	14,102,615	10,964,966	12,062,685

The basic and fully diluted shares outstanding have been adjusted to give effect to the issuance of 323,971 shares at the time of the Antin acquisition as well as 327,980 shares that were subsequently issued related to contingent consideration, and the issuance of 445,768 shares related to the acquisition of Logic.

11. Segment Information:

During the year ended June 30, 2005, the Company reported operating results and financial data for two reporting segments: Defense Solutions Group (DSG) and the Sensor Networking Systems and Products Group (SNG). DSG provided engineering, technical, and financial and management services primarily to U.S. Government customers. SNG was formed subsequent to the acquisition of the assets of Xsilogy to provide wireless sensor network technologies and applications to a broad base of customers including commercial and industrial customers as well as the U.S. Government. In March 2005, the Company formed a Public Safety and Security Division (PSS) as a component for DSG. Antin has been included in the DSG segment.

Effective July 1, 2005 the activities of the SNG and PSS were reorganized into a new business group named the Public Safety, Homeland Security and Industrial Systems Group (PSSIG). This group becomes a reportable business segment in place of the SNG for reporting in fiscal year 2006. Future revenues in this group will include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers. Prior year amounts have been restated to reflect the inclusion of SNG and PSS into the new PSSIG segment.

	September 30,	September 24,
	2005	2004
Revenue:
DSG	$12,102,000	$10,960,000
PSSIG	992,000	147,000
Totals	$13,094,000	$11,107,000

Income from operations:
DSG	$815,000	$604,000
PSSIG	66,000	10,000
Totals	$881,000	$614,000

Identifiable assets:
DSG	$22,781,000	$19,244,000
PSSIG	3,249,000	--
Totals	$26,030,000	$19,244,000

Goodwill:
DSG	$7,469,000	$5,371,000
PSSIG	424,000	--
Totals	$7,893,000	$5,371,000

Capital expenditures:
DSG	$98,000	$70,000
PSSIG	89,000	--
Totals	$187,000	$70,000

Depreciation and amortization:
DSG	$146,000	$117,000
PSSIG	56,000	--
Totals	$202,000	$117,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as intends, anticipates, believes, estimates, projects, forecasts, expects, plans and proposes.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations,æ under the caption Risks Related to Our Business,æ and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-KSB for the year ended June 30, 2005 and other reports and filings made with the Securities and Exchange Commission.

Overview

SYS and its subsidiaries provide real-time information technology solutions and wireless communications systems for a wide variety of government and large industrial customers. SYS provides these capabilities through the sale of multiple-year engineering and management services, off-the-shelf component products, and end-to-end systems development.
Our core expertise is in real-time sensor capture, wireless radio communications and networking, communications software development and integration. We also provide applications in the areas of decision support, data visualization, and tailored applications supporting the communications network. These capabilities are applied to specific customer’s needs including command and control systems, real-time safety and security solutions and other decision support systems markets. In addition, SYS offers its customers project management, financial management, training, and logistic support services.

Historically, our revenues have been generated by providing services to the Department of Defense (DoD). However, we have a growing revenue base with other U.S. Government agencies including the National Aeronautics and Space Administration (NASA) and the Department of Homeland Security (DHS), municipal and state governments, and with Fortune 1000 companies in the industrial marketplace.

The Company has two reportable business segments. The Defense Solutions Group (DSG) and the Public Safety, Homeland Security and Industrial Systems Group (PSSIG).

The DSG provides engineering, technical, and financial management services primarily to U.S. Government customers including the DoD and other agencies. The business of the DSG can be further categorized into two broad categories, namely Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) and legacy businesses. The C4ISR business supports agencies and organizations of the DoD and the Department of Homeland Security (DHS) by providing systems engineering and systems integration, software development, geospatial information systems and situational awareness tools. The legacy business supports a broad spectrum of program management, infrastructure management and business operations functions principally for U.S. Government or DoD customers.

The PSSIG was formed on July 1, 2005 to consolidate the activities previously performed in the (i) Sensor Networking Systems and Products Group (ii) the Public Safety and Security Division and (iii) programs previously captured in the DSG where the activities were focused on public safety and security. This group leverages the capabilities acquired through prior acquisitions together with our other core capabilities including software integration and geospatial information processing, as well as our success on similar projects. The PSSIG offers a comprehensive solution to our customer base addressing homeland security and business security issues at the federal, state, and local levels.

The PSSIG draws on technical resources throughout SYS to effect timely and reliable solutions to meet the command and response needs of fire and law enforcement as well as other agencies in crisis environments. The scope of this effort involves the application of existing SYS sensor technology, wireless sensor networking, the application of service oriented internet architectures, information visualization, and decision support technologies. The formation of this new group reflects our commitment to applying our technology base to solving homeland security and homeland defense issues.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base and to a lesser extent, through acquisitions of other government and non-government technology companies. Our objective is to continue growing revenues organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support a larger organization. We plan to selectively acquire companies that complement and enhance our existing businesses and will allow us to broaden our customer base. We are currently reviewing potential targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund these acquisitions.

We expect that these trends will continue and we also expect that with the expanded capabilities we’ve acquired, together with our existing capabilities that we will be able to bid on larger government contracts and programs. We also expect to continue to participate in recompetes on our existing contracts. Our rate of revenue growth depends upon many factors, including, among others, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, the rate of demand for services or products under our contracts, the funding levels for our contracts, our ability to meet demand for our services or products and the ability to grow the businesses of our acquired companies.

Our gross margins (revenues less contract costs) are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Quarter Ended
	September 30, 2005	September 24, 2004

Cost reimbursable	79%	64%
Time and materials	14%	27%
Fixed price	7%	9%
Total	100%	100%

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue.  Currently our mix of contracts consists of approximately 51% prime contracts and 49% subcontracts.

As of September 30, 2005, the Company’s delivery order and contract tasking backlog totaled approximately $29.0 million, of which $17.0 million was funded and $12.0 million had been ordered, but not yet funded.  As of September 24, 2004 the delivery order and contract tasking backlog totaled approximately $27.0 million, of which $14.0 million was funded and $13.0 million had been ordered, but not yet funded. Backlog yet to be funded is generally funded on an incremental basis.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance. Almost all of the areas that generate opportunities for SYS also generate risks at the same time. The following demonstrates some of these opportunities and risks for several areas.

•
Contract Type. Federal Government contracting practices tends to run in cycles. The preferred form of contracting varies and ranges from large contracts with multiple subcontractors and wide areas of work scope to small contracts with more specific areas of scope. Unless the Government has a very specific requirement most of this work is done on an indefinite delivery indefinite quantity cost plus fixed fee basis. In general, the Government is now trending towards issuing large Multiple Award Contracts (MAC’s) where multiple winners continue to compete on a task by task basis. This trend was reinforced through the SeaPort-Enhanced MAC contract that is envisioned to become a key contracting component for NAVSEA in the future and be of great potential benefit to SYS. All tasks awarded under the SeaPort-Enhanced MAC type contracts will be competitively bid among all eligible MAC holders. In addition, the cost plus nature of these tasks reduces performance risks but lowers the opportunity to make larger fees.

The task awards are frequently awarded on a cost plus basis, cover a broader spectrum of activity and in general favor large businesses. SYS has been awarded a SeaPort-Enhanced contract which offers opportunity for SYS to bid on areas that it might not otherwise have an opportunity to bid. On the other hand, if the scope of the task is too large it may exceed SYS’s ability to respond. Despite the desire of upper level Government management to convert these contracts to fixed price contracts this is not usually achieved due to a lack of well defined specifications of the work to be performed. Thus, increasingly SYS is competing with larger companies for cost plus contract opportunities that do not effectively consider innovation in the pricing evaluation and favor larger businesses doing business as usual where they may have a competitive pricing advantage and the advantage of performing on a larger scope of work. Reduction of this risk will depend on SYS’s ability to convince the Government that they can get better product at a better value by issuing more focused tasks versus large generic tasks.

In addition, SYS will lobby for time and materials or fixed price contracts where SYS can be more agile and creative with process, technology, expertise, and management functions to provide a solution and to reduce the price for the customer.

•
Crises. The US Government is currently prosecuting a major war time effort in Iraq, a major world wide global war on terrorism including troops in Afghanistan and other countries, as well as domestic crises caused by floods, hurricanes and other disasters. Certainly, the work that SYS is doing in regards to information connectivity, sensor networking, and command and control provides solutions to the real-time information and communications challenges faced in the efforts to address these crises. However, the funding for research and development or purchase of product to assist in dealing with future disasters often suffers while the rescue and rebuilding are in process. Our ability to generate decision support tools which will help in the response to future crises may be recognized but, there may not be funding to purchase our product and to provide funds to rebuild in the disaster areas. We believe that some of our efforts will be accelerated and some will slow down during the rebuilding process.

•
Revenue Mix. Our business areas that encompass program management, financial management, base support, and logistics support (together legacy business or infrastructure support) have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown. We anticipate that this trend will continue as the DoD continues to implement their Information Transformation focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness on such programs as Composable FORCEnet and Battle Force Composite Network, and Integrated Autonomous Network Management.

We believe growth in the legacy area will come from the following areas: (i) increasing usage of technology to reduce ongoing support costs, (ii) adoption by the Government of the use of process improvement to achieve cost reduction, (iii) charge lower prices per hour, and (iv) capturing a greater market share. Some of these approaches may result in lower margins.

The area of infrastructure support is continuously reduced in order to fund other needs such as the war on terrorism, the Iraq War, as well as hurricane and other disaster relief. The specific risk to SYS is whether the growing information connectivity business can exceed the rate at which this infrastructure business is diminishing and whether SYS can capture a larger market share in this area.

•
Net Centric Warfare. The concept of using Net Centric approaches (an information superiority-enabled concept of operations that generates increased combat power by networking sensors, decision makers, and shooters to achieve shared awareness, increased speed of command, higher tempo of operations, greater lethality, increased survivability, and a degree of self-synchronization) as a force multiplier is gaining momentum. SYS is very involved in key components in this arena which has applications in the DoD, local and state governments, and industrial firms. SYS’s core strengths in the C4ISR and knowledge management arenas coupled with the acquisitions of Polexis, Xsilogy and Antin Engineering have provided SYS with key elements for these solutions including systems and software engineering services, software products and tools, wireless sensor networking products and command response systems. While management believes that we have assembled key technologies and solutions to effectively compete in the Net Centric business as DoD funding continues to increase in this arena, increased attention will also be forthcoming from larger businesses such as Lockheed, General Dynamics, and Northrop Grumman. As discussed before SYS has a pricing advantage over these companies for many areas, but these larger businesses have the advantage of tackling larger programs with a broader scope of work.

•
SYS Strategy. Our business growth strategy is focused on continuing to develop our core strengths in C4ISR, information technology, and systems integration while adding products and capabilities that will allow us to grow our markets in these areas as well as expand into other markets, including commercial and industrial markets. We intend to accomplish this growth strategy through acquisitions and through productizing capabilities and solutions developed through our engineering services. We believe that this strategy will enable us to diversify our revenue sources, compete for larger DoD programs and grow our operating margins, especially through the inclusion of products. Three key aspects of this strategy are as follows:

o
Timing. The process of transforming a company from a legacy service provider to one providing a mix of high technology services and products has to be done in a staged fashion. As the revenues from the legacy revenues decrease new revenues from new customers need to be generated in a coincident fashion.

o
Products. Moving to greater product revenues has great potential for SYS. The primary issue is time. The products have to be effective and timely. It is challenging for a small company to put the total effort required into a new product and to do so in a timely fashion while generating quarterly profits. We are also creating the infrastructure to effect product development, marketing, sales, manufacturing and distribution. We have some risk in coming to the market too late or with generating new sales to cover the new expenses. We intend to develop the products in a timely manner and maintain our profitability, but near term quarterly revenue and profit could be impacted if there is a delay in sales.

Acquisitions. One of the ways to deal with creating additional capabilities (e.g. products or niche service areas that broaden offerings) is to acquire smaller companies that have these capabilities. As we accelerate the process, we have to have the existing infrastructure in place to accommodate the new organizations and have them adapt to our systems and methodologies. We also need to have the resources and talent to recognize and evaluate these opportunities and to price them in a fashion that makes the process ultimately viable. We are at risk that not all of the acquisitions will be viable and a write down of any of these will be detrimental to quarterly earnings. As of September 30, 2005, the carrying value of Xsilogy related assets was $1,186,000. Since the date of acquisition in December 2004 there has been minimal revenues and cash flow generated from the deployment of these assets. If there is not a significant improvement in the cash flow generated from these assets in a reasonable period of time or other evidence of recoverability, consideration of an impairment charge may be appropriate in a future period.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the first quarter of fiscal years 2006 and 2005 (in thousands):

	September 30,		September 24,
	2005	%	2004	%
Revenues	$13,094	100.0%	$11,107	100.0%
Operating costs and expenses:
Contract costs	10,235	78.2%	9,506	85.6%
General & administrative expenses	1,978	15.1%	987	8.9%
Total operating costs and expenses	12,213	93.3%	10,493	94.5%
Income from operations	881	6.7%	614	5.5%
Other income	36	0.3%	--	--
Interest expense	(99)	-0.8%	(114)	-1.0%
Income before income taxes	818	6.2%	500	4.5%
Income tax provision	343	2.6%	196	1.8%
Net income	$475	3.6%	$304	2.7%

Revenues.  For the first quarter of 2006, our revenues increased by approximately $2.0 million or 18% to $13.1 million from $11.1 million for the same period in 2005. The increase in revenues was primarily attributable to the acquisitions of Antin in January 2005 which provided $2.0 million of revenues and WebTech in August 2005 which provided $300,000 of revenues. Additional increases were derived from support of C4ISR initiatives such as the Composable FORCEnet and Battle Force Composite Network, Integrated Autonomous Network Management which grew by $1.0 million over the prior year. These total increases of approximately $3.3 million were offset by a net $1.3 million reduction in revenues on the legacy business programs, primarily in the NMCI, UNREP and MSS programs, all of which were due to planned decreases in activities by those customers.

Revenues by operating segment for the quarters ended September 30, 2005 and September 24, 2004 are as follows (in thousands):

	2005	2004	Increase

DSG	$12,102	$10,960	$1,142
PSSIG	992	147	845
Total revenues	$13,094	$11,107	$1,987

As previously discussed, revenues related to programs previously captured in the DSG, where the activities were focused on public safety and security, have been included in the PSSIG to reflect the nature of the business being performed. The growth in the PSSIG operating segment is primarily attributable to growth in the following programs: (i) Office of Disaster Preparedness (ODP) Interoperable Communications Technology Assistance (ITP) focused on interoperable communications for public safety; (ii) the Joint Warning and Reporting Network (JWARN), a program that provides the military services near real-time operational capabilities to collect, analyze and report nuclear, biological and chemical agent detections, identification, location and warning information; and (iii) Composeable FORCEnet used in various homeland security related scenarios including hurricane Katrina relief efforts and other first responder situations. All of these programs had significant growth over the prior year.

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

As a percentage of revenue, contract costs were 78.2% for the first quarter of 2006 as compared to 85.6% for the same period in 2005 resulting in gross margins of 21.8% and 14.4% respectively.   The increase in margins is due to (i) a higher mix of direct labor costs in 2006 which carries a higher margin than other contract costs and (ii) completion of certain fixed price contracts where profit margins improved over the duration of the contract.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses include indirect labor, fringe benefits, sales and marketing, bid and proposal (B&P), internal research and development (IR&D) and other indirect costs. SG&A increased by approximately $1.0 million from $1.0 million to $2.0 million and as a percentage of revenues increased from 8.9% to 15.1%. On a quarterly sequential basis, SG&A has increased from approximately $1.4 million in the last quarter of 2005 to $2.0 million in the first quarter of 2006. These increases were due to investments made to expand our infrastructure to accommodate the increased scope of business operations from recent growth and acquisitions. In the first quarter of fiscal 2006, further planned expenditures have been made to increase our sales and marketing efforts as well as increases to activities related to B&P and IR&D. We anticipate that we will maintain this level and may increase the amount of SG&A expenditures during fiscal 2006 as we develop new business lines, pursue acquisitions, sales and marketing activities and research and development, which may increase SG&A as a percentage of revenues. SG&A includes share-based compensation costs incurred during the quarter ended September 30, 2005 of approximately $156,000 which included expenses associated with stock options granted to employees and the employee stock purchase plan. The recognition of these share-based compensation expenses is in accordance with FASB No. 123R, which was adopted for the first time in the current quarter.

Income from operations.  Income from operations as a percentage of revenues increased from 5.5% in the first quarter of the prior year to 6.7% in the current year. This increase is primarily due to the improvement in gross margins achieved through a higher mix of direct labor, the impact of the fixed price contracts completed in the quarter and end-user software license revenues of approximately $170,000 which carry a higher margin than the contract services business.

Interest expense. Interest expense decreased to approximately $100,000 in the first quarter of fiscal 2006 from $114,000 in 2005. This decrease is primarily attributable to the conversion of $685,000 of convertible notes payable into common stock during the third quarter of 2005.

Income tax provision. The income tax provision as a percentage of income before taxes was 42% in the first quarter of 2006 and 39% in the first quarter of 2005. The increase is primarily attributable to $68,000 of share-based compensation expense recorded in 2005 for which there is no corresponding tax benefit.

Liquidity and Capital Resources

At September 30, 2005, SYS had cash of $3.3 million. This represents an overall decrease of approximately $219,000 during the first quarter. The decrease is primarily due to (i) cash used in operating activities of $596,000 and which included $750,000 of fiscal year 2005 incentive compensation payments and (ii) cash used in investing activities of $325,000 which included $215,000 for acquisitions. These cash uses were partially offset by $702,000 in cash provided by financing activities which included $413,000 from the exercise of stock options and warrants.

Net working capital was $9.3 million at September 30, 2005 compared to $8.1 million at June 30, 2005. The primary reasons for the $1.2 million increase in net working capital were an increase to current assets of $353,000 and a decrease in current liabilities by $864,000. Current assets increased due to an approximate $486,000 increase in accounts receivable, which increased from $11.0 million to $11.5 million offset by a $219,000 reduction in cash. Current liabilities decreased due to a $234,000 decrease in accounts payable and a $1.0 million decrease in accrued payroll and related expenses due to the payment of annual incentive bonus payments for fiscal year 2005 paid during the first quarter of 2006. These decreases were partially offset by increases in other accrued liabilities and income taxes payable which amounted to $472,000.

SYS has convertible notes payable totaling $3.1 million consisting of $632,000 remaining from a $2.0 million private placement completed during 2002; $1.6 million remaining (excluding $62,000 of note discount) from a $3.2 million private placement completed during 2004, $685,000 issued in connection with the acquisition of Polexis and $196,000 issued in connection with the Antin acquisition. The $632,000 balance of convertible notes payable from the 2002 private placement will mature in the second quarter of this fiscal year. Our expectation is that all of the note holders will elect to convert their notes into common stock due to the one dollar per share conversion price.

Our net assets increased by $2.1 million as of September 30, 2005 to $17.5 million. Additions to furniture and equipment were $187,000 during the quarter due to the acquisition of furniture, equipment and software. SYS establishes a capital expenditures plan each year in connection with its annual budgeting process. SYS estimates that its capital expenditures for its current operations during the 2006 fiscal year will range from $500,000 to $750,000.

Our sources of liquidity are cash generated by operations and our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had a zero balance and had available borrowing capacity of $4.0 million at September 30, 2005.

The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. SYS must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments these advances must be repaid over 48 months. SYS has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option.

The loan is collateralized by all of our assets including accounts receivable. Borrowings are limited to 80% of our billed accounts receivable that are less than 90 days old. The lending agreement requires SYS to maintain certain covenants, including those described above, and at September 30, 2005 SYS was in compliance with all of those covenants.

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements through December 28, 2006.  Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash and maintain profitability.

Off-Balance Sheet Arrangements

SYS does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to revenues and customer billings, recovery of indirect costs, long-lived assets, intangible assets, income tax contingencies, share-based compensation and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our financial condition and results of operations could be materially impaired.

SYS believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

SYS contracts with its government customers using various cost-type contracts. They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81-1. For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed-price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In the quarter ended September 30, 2005, approximately 7% of our total revenues were generated by fixed-price contracts. The remaining 93% of our revenues in the quarter ended September 30, 2005 were generated by cost reimbursable and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

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

In some instances, SYS enters into multiple-element arrangements, which may include any combination of monthly Application Service Provider (ASP) services, professional consulting services or equipment sales. Accordingly, the Company separates its deliverables into units of accounting and recognizes revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, SYS adopted SFAS No. 142, åGoodwill and Other Intangible Assets,æ which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

SYS performs its annual testing for impairment of goodwill and other intangible assets in the fourth quarter of each year, prior to the release of the financial statements for the current year. Based on management’s annual testing as of the fourth quarter of 2005, there were no indications of impairment.

Share-Based Compensation: Beginning on July 1, 2005 we account for our employee stock purchase plan (ESPP), stock plans and other forms of share-based compensation under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair value of our share-based compensation was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our share-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting For Stock Issued to Employees (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25æ and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-KSB for the year ended June 30, 2005, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  You should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

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

Certain key employees, such as Clifton L. Cooke, Jr., Edward M. Lake, and Kenneth D. Regan, are intimately involved in our business and have day-to-day relationships with critical customers. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

As of September 30, 2005, we had issued 11,154,689 shares of common stock. Up to 2,498,100 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $1.00 to $4.10 per share, 631,250 shares were issuable upon the conversion of convertible notes from a private placement in 2002 at $1.00 per share, 721,591 shares were issuable upon the conversion of convertible notes from a private placement in 2004 at $2.20 per share, 295,159 shares were issuable upon the conversion of convertible notes from the acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 326,166 shares were issuable upon the exercise of warrants issued in connection with a private placement of securities completed in 2005 exercisable at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology exercisable at $3.87 per share, and between 200,000 and 250,000 shares were issuable upon the exercise of a stock purchase agreement issued to employee at a price equal to 90% of the average closing price.  The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options, warrants or the stock purchase agreement could adversely affect the market price of our common stock.

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

As of September 30, 2005, a total of 4,705,282 shares of our outstanding common stock were restricted securities and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own approximately 35% of our stock, including stock options and warrants exercisable within 60 days of September 30, 2005; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of September 30, 2005, our directors, executive officers and affiliated persons were the beneficial owners of approximately 35.0% of our common stock, including stock options exercisable within 60 days of September 30, 2005. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of September 30, 2005 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the quarter ended September 30, 2005. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

The following table presents scheduled principal payments and related weighted average interest rates of the Company’s long-term fixed rate debt for the fiscal years ended June 30:

	2006	2007	Total	Fair Value (1)
Fixed rate debt	$631,000	$2,468,000	$3,099,000	$3,099,000
Weighted average interest rate	10.0%	10.0%	10.0%	10.0%

The Company’s $4,000,000 line of credit facility bears interest on outstanding balances at the bank’s prime rate plus .25%. The Company did not incur any interest on this credit facility in the three months ended September 30, 2005 and the interest for the year ended June 30, 2005 was $29,000. Based on the Company’s recent history of borrowings under this credit facility, if there was a hypothetical 10% adverse change in the average interest rate, the additional interest expense would not have had a material effect on net income for the quarter ended September 30, 2005.

(1) The fair value of fixed-rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a−15(b), as of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a−15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

On September 27, 2005 warrants to purchase 50,000 shares of the SYS common stock at a volume weighted average price of $3.87 were issued in conjunction with the acquisition of technology and intellectual property rights from Lomasoft Corporation. The warrants expire in five years and contain piggy-back registration rights. The Company is obligated to use its best efforts to register these shares within one year of the purchase date.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to the Antin Engineering, Inc. (Antin) stockholders as a result of a modification to a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the Antin stockholders and the balance were placed in escrow which are contingently issuable to the stockholders based upon the future operating performance of Antin through June 30, 2006. The 12,565 shares issued directly to the Antin shareholders were valued at $4.10 per share or $51,517.

As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy, Inc. is to be issued 80,000 shares of SYS stock at a value of $376,000, which has been included in common stock issued at September 30, 2005.

Item 3.Defaults Upon Senior Securities

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
2.5
Asset purchase and sale agreement effective as of December 15, 2004, by and between SYS and Xsilogy, Inc filed as Exhibit 2.5 to this Company’s report on Form 10-QSB dated February 7, 2005, and incorporated by this reference.

2.6
Agreement and plan of merger effective as of January 3, 2005 among SYS, Shadow I, Inc., a wholly-owned subsidiary of SYS, Antin Engineering, Inc., and the stockholders of Antin Engineering, Inc. filed as Exhibit 2.6 to this Company’s report on Form 10-QSB dated February 7, 2005, and incorporated by this reference.

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

4.7
Securities Purchase Agreement, dated as of May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.1 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

4.8
Registration Rights Agreement, dated as of May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.1 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

4.9
Form of Warrant to be issued by SYS to the investors in connection with the Securities Purchase Agreement from May 2005 Offering, filed as exhibit 10.1 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

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

10.12	Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as exhibit 99.1 to Form 8-K filed August 18, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	November 14, 2005	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	November 14, 2005	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of SYS;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 14, 2005	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SYS;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 14, 2005	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the Registrant), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2005 (the Report), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 14, 2005	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the Registrant), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2005 (the Report), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 14, 2005	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer