Form 10-Q
period 2005-12-30
SYS
filed 2006-02-14
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2005

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

As of February 2, 2006 there were 12,670,845 shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2005 and December 30, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 30, 2005 and December 24, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 30, 2005 and December 24, 2004 (unaudited)
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
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$414,000	$3,485,000
Accounts receivable, net	11,451,000	10,992,000
Inventory	734,000	97,000
Prepaid expenses	325,000	166,000
Total current assets	12,924,000	14,740,000

Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,668,000 and $1,428,000	1,498,000	1,169,000
Capitalized software, net of accumulated amortization of $68,000 and $58,000	34,000	44,000
Intangible assets, net of accumulated amortization of $509,000 and $315,000	1,943,000	1,188,000
Goodwill	13,300,000	7,309,000
Other assets	244,000	305,000
Total assets	$29,943,000	$24,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under bank line of credit	$572,000	$--
Accounts payable	929,000	1,216,000
Accrued payroll and related expenses	2,732,000	2,954,000
Income taxes payable	--	138,000
Other accrued liabilities	958,000	1,058,000
Current portion of deferred tax liabilities	562,000	562,000
Current portion of convertible notes payable, related party	--	388,000
Current portion of convertible notes payable	--	319,000
Note payable - short term	100,000	--
Deferred revenue	488,000	54,000
Total current liabilities	6,341,000	6,689,000

Convertible notes payable, net of current portion, related party	982,000	973,000
Convertible notes payable, net of current portion	1,257,000	1,436,000
Other liabilities	54,000	4,000
Deferred tax liabilities	249,000	249,000
Total liabilities	8,883,000	9,351,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized, none issued or outstanding	--	--
9% preferred stock, $1.00 par value; 2,000,000 shares
authorized, none issued or outstanding	--	--
Common stock, no par value; 48,000,000 shares authorized;
12,426,813 and 10,623,049 shares issued and outstanding
as of December 30, 2005 and June 30, 2005, respectively	17,779,000	12,792,000
Retained earnings	3,281,000	2,612,000
Total stockholders’ equity	21,060,000	15,404,000

Total liabilities and stockholders’ equity	$29,943,000	$24,755,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004

Revenues	$12,448,000	$10,462,000	$25,542,000	$21,569,000

Operating costs and expenses:
Costs of revenue	9,330,000	8,577,000	19,492,000	18,080,000
Selling, general and administrative	2,072,000	1,268,000	3,793,000	2,249,000
Research and development	621,000	51,000	951,000	60,000
Total operating costs and expenses	12,023,000	9,896,000	24,236,000	20,389,000

Income from operations	425,000	566,000	1,306,000	1,180,000

Other (income) expense:
Other income	(22,000)	--	(58,000)	--
Interest expense	91,000	122,000	190,000	236,000
Total other (income) expense	69,000	122,000	132,000	236,000

Income before income taxes	356,000	444,000	1,174,000	944,000

Income tax provision	162,000	188,000	505,000	384,000

Net income	$194,000	$256,000	$669,000	$560,000

Net income per share:
Basic	$0.02	$0.03	$0.06	$0.07
Diluted	$0.01	$0.03	$0.05	$0.06

Weighted average shares:
Basic	11,870,848	8,159,177	11,373,238	8,156,426
Diluted	13,090,314	10,884,093	12,489,628	10,923,211

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 24, 2004
	2005	2004

Cash Flows from Operating Activities:
Net income	$669,000	$560,000
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation and amortization	459,000	226,000
Share-based compensation expense	266,000	--
Share-based compensation expense - Polexis acquisition	--	67,000
Straight-line rent adjustment	3,000	41,000
Accretion of debt discount	21,000	23,000
Gain on disposition of equipment	--	(8,000)
Stock contributed to employee benefit plan	394,000	--
Changes in operating assets and liabilities:
Accounts receivable	(228,000)	(3,709,000)
Inventories	(90,000)	--
Prepaid expenses	(66,000)	126,000
Accounts payable	(410,000)	998,000
Accrued payroll and related taxes	(469,000)	(581,000)
Income taxes payable	(138,000)	242,000
Other accrued liabilities	(252,000)	(111,000)
Deferred revenue	121,000	17,000
Net cash provided by (used in) operating activities	280,000	(2,109,000)

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(392,000)	(319,000)
Cash paid for acquisitions	(4,560,000)	(424,000)
Proceeds from investment	90,000	--
Other	(12,000)	(13,000)
Net cash used in investing activities	(4,874,000)	(756,000)

Cash Flows from Financing Activities:
Net line of credit borrowings	572,000	829,000
Payments of notes payable and other borrowings	--	(69,000)
Payments on capital lease obligations	--	(16,000)
Debt issuance costs	--	(30,000)
Withholdings related to employee stock purchase plan	223,000	--
Issuance of stock to participants of employee stock purchase plan	196,000	59,000
Proceeds from exercise of stock options and warrants	575,000	--
Registration costs	(43,000)	(18,000)
Net cash provided by financing activities	1,523,000	755,000

Net decrease in cash	(3,071,000)	(2,110,000)

Cash at beginning of year	3,485,000	2,159,000

Cash at end of period	$414,000	$49,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) SIX MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 24, 2004

	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$157,000	$199,000

Income taxes paid	$716,000	$141,000

Supplemental disclosure of noncash investing and financing activities:

Acquisitions:
Fair value of assets acquired	$8,020,000	$(14,000)
Less other liabilities	(882,000)	87,000
Less note payable issued	(100,000)
Less value of warrants issued	(64,000)	--
Less common stock issued	(2,414,000)	--
Cash paid	$4,560,000	$73,000

Common stock issued on conversion of notes payable	$898,000	$--

Common stock exchanged upon exercise of stock options - 1,027 shares	$5,000	$--

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

Development Costs of Software to be Sold

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, there is only a short time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software. Consequently, software development costs qualifying for capitalization have been insignificant.

Revenue Recognition

The majority of the Company’s revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed on these contracts by the Company’s employees and subcontractors and from pass-through of costs for material. Revenue on cost-plus-fee contracts is recorded as contract allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contract allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, operating income is negatively impacted.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (the DCAA) before final billing and collection of receivables. Revenues have been recorded at amounts expected to be realized upon final settlement. Anticipated contract losses are recognized in the period in which they are identified.

The Company also recognizes revenue from the sale of hardware, hardware products which include software that is more than incidental, hardware and software maintenance agreements, and Application Service Provider (ASP) services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is probable.

Revenue from product sales is generally recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue from maintenance and ASP services are recognized ratably over the maintenance term, which is typically one or two years. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Certain agreements include multiple deliverables or elements for products, software and/or services. Accordingly, the Company separates its deliverables into units of accounting in accordance with the provisions of Emerging Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” using the residual method. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

Revenue on software products and software-related elements are recognized, in accordance with SOP No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

New Accounting Standards:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The Company early adopted SFAS 154 in its first quarter of fiscal year 2006. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Prior to July 1, 2005, the Company accounted for its stock plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (FIN No. 44) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective July 1, 2005 using the modified-prospective-transition method. Accordingly, prior period amounts have not been restated. Under this transition method, share-based compensation expense recognized during the six months ended December 30, 2005 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005, (c) a stock purchase agreement issued to an employee that provides for the purchase of the Company’s stock at a discount and (d) stock issued to employees of the Company.

The Company recognized share-based compensation expense of $266,000 during the six months ended December 30, 2005, which consisted of $65,000 related to employee stock options, $76,000 related to the employee stock purchase plan, $74,000 related to an employee stock purchase agreement and $51,000 related to shares of the Company’s stock issued to employees in connection with the acquisition of Antin. The income tax benefit recognized related to the share-based compensation expense was $54,000. The estimated fair value of the Company’s share-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded-vesting basis for awards granted prior to the adoption of SFAS No. 123R.

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of share-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS No. 123R issued in December 2004. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $48,000 and $95,000 would have been recognized in the three and six month periods ended December 30, 2005, respectively, and a balance of $483,000 would have been recognized over a weighted average remaining vesting period of approximately 3.4 years. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

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

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R for the three and six month periods ended December 24, 2004:

	Three Months	Six Months
Net income - as reported	$256,000	$560,000
Add total share-based employee compensation expense in reported net income, net of related tax effects	--	--
Deduct total share-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(111,000)	(186,000)
Net income - pro forma	$145,000	$374,000

Basic income per common share:
As reported	$0.03	$0.07
Pro forma	$0.02	$0.05

Diluted income per common share:
As reported	$0.03	$0.06
Pro forma	$0.02	$0.04

The fair value of the Company’s share-based awards granted in the six-month period ended December 24, 2004 was estimated using the following weighted-average assumptions:

Dividend yield	0.0%
Expected volatility	49.0%
Risk-free interest rate	3.4%
Expected lives	4.50

The maximum terms of the options granted under the Company’s stock option plans have been seven years with a maximum vesting of four years. At December 30, 2005, the Company had 1,132,750 shares of common stock available for future grants under the 2003 Plan.

The following table summarizes certain information regarding stock options during the six month period ended December 30, 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at beginning of year	2,391,100	$1.95
Granted	283,000	$3.85
Exercised	(168,850)	$1.74
Cancelled	(5,150)	$1.35
Balance outstanding at end of quarter	2,500,100	$2.18	3.02	$3,609,000

Options exercisable at end of quarter	2,040,500	$1.95	2.48	$3,313,000

During the six months ended December 30, 2005, 1,027 shares of the Company’s outstanding stock at a value of $5,000 was exchanged upon the exercise of options.

The total intrinsic value of options exercised during the six months ended December 30, 2005 was $309,000. As of December 30, 2005, there was $373,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 4.2 years. Cash received from stock option exercises was $288,000 during the six months ended December 30, 2005.

The 2003 Employee Stock Purchase Plan (ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s common stock at a purchase price per share at 85% of the lower of the fair market value on the first or last day of each offering period. Each offering period lasts six months. ESPP awards were valued using the Black-Scholes model with an expected life of 6 months, expected volatility of 48.37%, a 3.35% risk free interest rate and no expected dividends. As of December 30, 2005 there was no unrecognized compensation cost related to the employee stock purchase plan.

On August 16, 2005, the Company entered into a restricted stock purchase agreement with an employee as an inducement to employment. The agreement allowed the employee to purchase between 200,000 and 250,000 shares of the Company’s common stock by November 15, 2005. The purchase price was to be 90 percent of the average closing price between the date of the agreement and the purchase date but in no event less than $2.50 per share. The rights to purchase the shares vested one-half on September 30, 2005 and one-half on November 15, 2005. The Company valued this agreement using an option pricing model with an expected life of three months, expected volatility of 48.58%, a 3.52% risk free interest rate and no expected dividends. As of December 30, 2005 there was no unrecognized compensation cost related to this stock purchase agreement. On November 9, 2005 the Company and the employee determined that the employee would not be able to exercise his rights or fulfill his obligations within the terms of the agreement. As a result, the Company and the employee mutually agreed to, and executed, a rescission of the restricted stock purchase agreement.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to the Antin stockholders, in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the Antin stockholders and the balance were placed in escrow which are contingently issuable to the stockholders based upon the future operating performance of Antin through June 30, 2006. As a result of the terms of a modification to the original working capital purchase price adjustment, the $51,000 value of the 12,565 shares issued directly to the Antin stockholders was treated as share-based compensation expense in the six months ended December 30, 2005. Once it becomes probable that the future performance criteria will be met, the remaining 12,565 shares held in escrow will be recorded as share-based compensation expense ratably in the period in which they are earned.

3. Accounts receivable:

Accounts receivables consist of the following:

	December 30,	June 30,
	2005	2005
Amounts billed	$5,894,000	$6,356,000
Amounts unbilled:
Costs and profits in excess of billings	5,244,000	4,321,000
Retentions, due upon completion of contracts	165,000	154,000
Recoverable costs subject to closure of contracts	255,000	209,000
Allowance for doubtful accounts	(107,000)	(48,000)
Totals	$11,451,000	$10,992,000

At December 30, 2005, costs and profits in excess of billings consisted of amounts billable subsequent to period-end.

The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the Defense Contract Audit Agency (DCAA). Recoverable costs subject to closure of contracts consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect rates. These receivables will be billable upon closure of DCAA audits of overhead rates of the specific delivery orders or the contracts. Based on the Company’s experience with similar contracts in recent years, the balances at December 30, 2005 are expected to be collected in fiscal 2006, 2007 and 2008. In accordance with industry practice, the amounts in unbilled that may be collected beyond the next twelve months are included in current assets.

4. Inventory

Inventory consisted of the following:

	December 30,	June 30,
	2005	2005
Raw materials	$505,000	$54,000
Work in process	10,000	7,000
Finished goods	219,000	36,000
	$734,000	$97,000

5. Intangible Assets and Goodwill:

Intangible assets consist of the following:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
December 30, 2005
Technology	5	$1,022,000	$133,000	$889,000
Customer contracts	9	670,000	89,000	581,000
Patents	15	280,000	19,000	261,000
All other intangibles	2	480,000	268,000	212,000
		$2,452,000	$509,000	$1,943,000

June 30, 2005
Technology	5	$390,000	$71,000	$319,000
Customer contracts	10	520,000	50,000	470,000
Patents	15	280,000	10,000	270,000
All other intangibles	2	313,000	184,000	129,000
		$1,503,000	$315,000	$1,188,000

Goodwill:

The purchase agreement for Xsilogy, Inc., acquired in December 2004, provides for additional consideration to be earned upon achieving certain milestones. As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy was paid cash of $315,000 and issued 80,000 shares of SYS stock at a value of $376,000. The total of this consideration was first used to eliminate the contingent consideration liability of $97,000 and the balance of $594,000 was recorded as goodwill.

The carrying value of Xsilogy related assets at December 30, 2005 was $1,448,000, which included intangible assets of $464,000 and goodwill of $608,000. Since the date of acquisition in December 2004 there has been minimal direct product sales and cash flow generated from the deployment of these assets. However, the technology acquired from Xsilogy has been and continues to be integrated into several products being developed under contract with SYS customers and is being deployed as originally intended. The recoverability of the carrying value of these assets are assessed on a regular basis. If there is not a significant improvement in the cash flow generated from these assets in a reasonable period of time or other evidence of recoverability, consideration of an impairment charge may be appropriate in a future period.

6. Notes payable and other debt

Notes payable at December 30, 2005 and June 30, 2005 are as follows:
			Related Party
	December 30,	June 30,	December 30,	June 30,
	2005	2005	2005	2005
Convertible notes payable, unsecured, bear interest at 10% payable quarterly, originally due at various dates starting in November 2004 but extended at option of noteholders to various dates starting in November 2005, convertible at any time into common stock at the rate of $1.00 per share.	$--	$319,000	$--	$388,000

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, due December 31, 2006, convertible at any time into common stock at a rate of $2.20 per share.	825,000	887,000	713,000	713,000

Unamortized discount related to convertible notes payable due December 31, 2006	(26,000)	(40,000)	(23,000)	(32,000)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, due March 31, 2007, convertible at any time into common stock at the rate of $2.32 per share.	458,000	589,000	96,000	96,000

Convertible note payable, issued in conjunction with Antin acquisition, unsecured and subordinate to the Company’s bank debt, bears interest at 10% per annum payable quarterly, due May 11, 2007, convertible at any time into common stock at the rate of $2.50 per share.	--	--	196,000	196,000

Note payable issued in conjunction with Webtech acquisition, unsecured, bears interest at 10% per annum, paid February 9, 2006	100,000	--	--	--

	1,357,000	1,755,000	982,000	1,361,000

Less current portion	(100,000)	(319,000)	--	(388,000)

	$1,257,000	$1,436,000	$982,000	$973,000

During the six months ended December 30, 2005, holders of $898,000 of convertible notes payable elected to convert the notes payable into 790,994 shares of common stock.

The Company has a bank line of credit facility which provides for borrowings of up to $4,000,000. This facility expires in December 2006, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate (7.5% as of December 30, 2005) plus 0.25%. As of December 30, 2005, the Company had $572,000 of borrowings outstanding under this line of credit.

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

The following table summarizes the calculation of basic and diluted net income per common share for each period:

	Three Months Ended		Six Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Numerators:
Net income	$194,000	$256,000	$669,000	$560,000
Add back - interest expense on convertible notes, net of tax effects	--	52,000	--	108,000
Net income applicable to common stockholders- diluted	$194,000	$308,000	$669,000	$668,000

Denominators:
Weighted average shares for basic net income per common share	11,870,848	8,159,177	11,373,238	8,156,426
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	1,144,410	688,644	1,060,779	730,513
Add dilutive effect of other share based compensation awards	75,056	--	55,611	--
Add dilutive effect of assumed conversion of convertible promissory notes	--	2,036,272	--	2,036,272
Weighted average shares for diluted net income per common share	13,090,314	10,884,093	12,489,628	10,923,211

Basic net income per common share	$0.02	$0.03	$0.06	$0.07
Diluted net income per common share	$0.01	$0.03	$0.05	$0.06

The following is a table of the weighted averages shares excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive:
	Three Months Ended		Six Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004

Options with exercise price in excess of average market price	110,554	312,000	200,196	312,000
Shares issuable upon conversion of notes payable	1,354,342	--	1,574,485	--
Total shares excluded	1,464,896	312,000	1,774,681	312,000

8. Legal Matters:

Periodically, we are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

9. Stockholders’ Equity:

In addition to the share-based compensation transactions and other equity transactions described elsewhere, the following is a summary of other changes to stockholder’s equity during the six month period ended December 30, 2005:

Issuance of shares to participants of the ESPP of 88,719 shares valued at $196,000 in satisfaction of the liability at June 30, 2005.

Contribution to the Company’s ESOP/401(k) plan of 103,007 shares valued at $394,000.

Holders of warrants issued in connection with the Company’s sale of common stock in June 2005 exercised warrants to purchase 114,888 shares at an exercise price of $2.50 per share or $287,000. As of December 30, 2005, there were outstanding warrants related to this sale of common stock that are exercisable into 313,401 shares of common stock at $2.50 per share.

10. Acquisitions:

Acquisition of Web Tech:

Effective on August 22, 2005, the Company acquired the assets of  Web Technologies, LLC (Web Tech).  The acquisition was to further the Company's goal of acquiring technology companies which expand our products and customer base.  This asset acquisition was accounted for as a business combination under the purchase method and accordingly, Web Tech’s results of operations are included in the Company’s consolidated results of operations commencing on August 22, 2005. The consideration consisted of $140,000 cash and an additional $100,000 due January 31, 2006. The total acquisition costs of $315,000, including transaction costs of $75,000 has been allocated on a preliminary basis as follows: Equipment- $100,000, Intangible assets- $215,000. The intangible assets are being amortized over an average of four years. The Company expects to finalize the determination of the fair value of the assets acquired in the third quarter of 2006.

Acquisition of Lomasoft Technology and Intellectual Property:

On September 27, 2005, the Company entered into an agreement to purchase certain technology and intellectual property rights related to the ForceViz technology of Lomasoft Corporation. The purchase price consisted of $50,000 cash and warrants to purchase 50,000 shares of the Company’s stock at a price of $3.87 per share. Transaction costs totaled $12,000. The $65,000 fair value of the warrants was based on the Black Scholes model using a 34% expected volatility rate, 4% risk-free interest rate, an estimated life of five years and assumed no dividends. The agreement provides for additional contingent consideration of warrants to purchase 50,000 shares of SYS common stock at a price equal to $3.87 per share for each of the two revenue-based milestones for the years ending June 30, 2006 and 2007. All of the warrants will have a five year exercise period and piggy-back registration rights. The total acquisition costs of $127,000, including $12,000 of transaction costs, has been allocated to intangible assets and is being amortized over 7 years. This transaction was accounted for as an asset purchase and not a business combination.

Acquisition of Logic Innovations:

On November 7, 2005, SYS acquired all of the outstanding stock of Logic Innovations, Inc. (“Logic”), a privately held, San Diego-based provider of solutions that ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, communications and consumer electronics industries for approximately $4,031,000 in cash and stock.  The acquisition was to further the Company's goal of acquiring technology companies which expand our products and customer base.

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

The merger consideration consisted of $2,000,000 in cash and 445,768 shares of restricted SYS common stock with a value of $2,031,000 based on an average closing price of $4.56. Additional consideration may be earned subject to achieving future revenue and operating income targets.

The transaction was accounted for using the purchase method whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. A valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the valuation during the third quarter of the current fiscal year. The following table summarizes the preliminary fair values of the assets and liabilities of Logic at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$157,000
Accounts receivable	100,000
Prepaid expenses	38,000
Inventory	300,000
Property, furniture and equipment, net	40,000	2-5
Other assets	17,000
Customer relationships	100,000	10
Technology	200,000	5
Trade name	100,000	7
Goodwill	3,655,000
Total assets acquired	4,707,000
Accounts payable	(106,000)
Accrued payroll and related expenses	(61,000)
Other accrued liabilities	(363,000)
	4,177,000
Less cash acquired	(157,000)
Net assets acquired	$4,020,000

The excess of the Company’s total acquisition costs of $4,177,000, including transaction costs of $145,000, over the estimated fair value of the net assets acquired was allocated to goodwill as part of the Public Safety, Security and Industrial Systems Group segment.  The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Acquisition of cVideo:

On December 2, 2005, SYS acquired all of the assets and assumed certain specified liabilities of cVideo, Inc., a San Diego based provider of interactive video and information analysis products for business surveillance and security applications. The acquisition was to further the Company's goal of acquiring technology companies which expand our products and customer base. The purchase price consisted of approximately $1,868,000 of cash to the seller and various creditors as initial consideration and additional contingent consideration based on future revenue milestones.

The transaction was accounted for using the purchase method whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition, based on preliminary estimates made by management. A valuation will be performed to determine the purchase price allocation based upon the fair value of the assets and liabilities acquired, at which time the allocation of purchase price may be revised. Management expects to complete the valuation during the third quarter of the current fiscal year. The following table summarizes the preliminary fair values of the assets and liabilities of cVideo at the date of acquisition:

		Estimated
		Life in
	Value	Years
Accounts receivable	$117,000
Prepaid expenses	55,000
Inventory	261,000
Property, furniture and equipment, net	37,000	2-5
Other assets	22,000
Technology and patents	200,000	5
Goodwill	1,732,000
Total assets acquired	2,424,000
Accounts payable	(17,000)
Accrued payroll and related expenses	(186,000)
Other accrued liabilities	(245,000)
Net assets acquired	$1,976,000

The excess of the Company’s total acquisition costs of $1,976,000, including transaction costs of $108,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Pro Forma Results of Operations:

On December 14, 2004, the Company acquired the assets and assumed certain liabilities of Xsilogy, Inc. (Xsilogy). On January 3, 2005, the Company acquired all of the outstanding securities of Antin Engineering, Inc. (Antin). As discussed above, on August 22, 2005 the Company acquired a business from Web Tech, on November 7, 2005 the Company acquired the outstanding stock of Logic, and on December 2, 2005 the Company acquired the assets of cVideo. The following summary presents pro forma consolidated results of operations for the three and six month periods ended December 30, 2005 and December 24, 2004 as if all of these acquisitions had occurred as of the beginning of the periods presented and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable period, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

	December 30, 2005			December 24, 2004
	As Reported	Pro Forma		As Reported	Pro Forma
Three Month periods:
Revenues	$12,448,000		$12,782,000	$10,462,000	$15,658,000
Operating income	425,000		(128,000)	566,000	596,000
Net income	194,000		(122,000)	256,000	361,000

Net income per common share:
Basic	$0.02	$	(0.01)	$0.03	$0.04
Fully diluted	$0.01	$	(0.01)	$0.03	$0.03
Weighted average shares outstanding:
Basic	11,870,848		12,056,993	8,159,177	8,928,916
Fully diluted	13,090,314		13,276,459	10,884,093	11,981,812

	December 30, 2005			December 24, 2004
	As Reported	Pro Forma		As Reported	Pro Forma
Six Month periods:
Revenues	$25,542,000		$27,110,000	$21,569,000	$30,574,000
Operating income	1,306,000		322,000	1,180,000	957,000
Net income (loss)	669,000		(78,000)	560,000	383,000

Net income per common share:
Basic	$0.06	$	(0.01)	$0.07	$0.04
Fully diluted	$0.05	$	(0.01)	$0.06	$0.04
Weighted average shares outstanding:
Basic	11,373,238		11,689,904	8,156,426	8,926,165
Fully diluted	12,489628		12,806,294	10,923,211	12,020,930

The basic and fully diluted shares outstanding have been adjusted to give effect to the issuance of 323,971 shares at the time of the Antin acquisition, 327,980 shares that were subsequently issued related to contingent consideration for Antin and Xsilogy, and the issuance of 445,768 shares related to the acquisition of Logic.

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

Effective July 1, 2005 the activities of the SNG and PSS were reorganized into a new business group named the Public Safety, Security and Industrial Systems Group (PSSIG). This group became a reportable business segment in place of the SNG for reporting in fiscal year 2006. Revenues in this group include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers. Prior year amounts have been reclassified to reflect the inclusion of SNG and PSS into the new PSSIG segment. Logic and cVideo have been included in the PSSIG segment. The following information is for the three and six month periods ended December 30, 2005 and December 24, 2004:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Revenue:
DSG	$10,970,000	$9,862,000	$23,072,000	$20,822,000
PSSIG	1,478,000	600,000	2,470,000	747,000
Totals	$12,448,000	$10,462,000	$25,542,000	$21,569,000

Income from operations:
DSG	$353,000	$548,000	$1,168,000	$1,152,000
PSSIG	72,000	18,000	138,000	28,000
Totals	$425,000	$566,000	$1,306,000	$1,180,000

Capital expenditures:
DSG	$108,000	$249,000	$206,000	$319,000
PSSIG	97,000	--	186,000	--
Totals	$205,000	$249,000	$392,000	$319,000

Depreciation and amortization:
DSG	$187,000	$109,000	$333,000	$226,000
PSSIG	70,000	--	126,000	--
Totals	$257,000	$109,000	$459,000	$226,000

	December 30, 2005	June 30, 2005
Identifiable assets:
DSG	$26,707,000	$23,953,000
PSSIG	3,236,000	802,000
Totals	$29,943,000	$24,755,000

Goodwill:
DSG	$7,489,000	$7,309,000
PSSIG	5,811,000	--
Totals	$13,300,000	$7,309,000

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-KSB for the year ended June 30, 2005 and other reports and filings made with the Securities and Exchange Commission.

Overview
SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to decision makers. The Company’s tailored solutions deliver enhanced decision-making, asset management and reduction of response times to its customers, which include the Department of Defense, Department of Homeland Security and large industrial, energy, and transportation companies. Built upon standards-based interoperable platforms, SYS Technologies’ solutions utilize sensors, wireless communications networks, decision-support tools and Net-centric technologies. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California, Virginia and Washington, DC. For additional information, visit www.systechnologies.com.

We enhance situational awareness in battlefield, environmental disaster and crisis environments for our national security customers. We optimize utilization of remote assets for our industrial, energy and transportation customers. We also provide solution lifecycle support with program, financial, test and logistical services, including classroom and online training.

Historically, our revenues have been generated by providing services to the Department of Defense (DoD). While we are continuing to grow our DoD business, we also have a growing revenue base with other U.S. Government agencies including the Department of Homeland Security (DHS), Defense Advanced Research Program Administration (DARPA), Defense Systems Information Agency (DISA), municipal and state governments, and Fortune 1000 companies in the industrial marketplace.

The Company has two reportable business segments. The Defense Solutions Group (DSG) and the Public Safety, Security and Industrial Systems Group (PSSIG).

The DSG provides engineering, technical, and financial management services primarily to U.S. Government customers including the DoD and other agencies. The business of the DSG can be further categorized into two broad categories, namely (i) Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) and (ii) legacy businesses. The C4ISR business supports agencies and organizations of the DoD and the Department of Homeland Security (DHS) by providing systems engineering and systems integration, software development, geospatial information systems and situational awareness tools. The legacy business supports a broad spectrum of program management, infrastructure management and business operations functions principally for U.S. Government or DoD customers.

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

During the second quarter we completed two additional acquisitions the results of which will be included in the PSSIG operating segment:

•
The first, Logic Innovations, Inc. (Logic) is a leading provider of innovative broadcast solutions that ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, satellite, communications and consumer electronics industries. Applications for Logic’s products include the television broadcast industry for the delivery of broadcast content; satellite service providers for the delivery of advanced video and data services over its video networks; corporations for internal distributed learning and/or financial information distribution; and government, for use in monitoring and surveillance applications;

•
The second, cVideo Inc. (cVideo) is a developer of software-based integrated digital video applications used in video surveillance, integrated security, and loss prevention solutions for industrial and governmental applications. Specific market segments include point-of-sale, central alarm monitoring, and other video surveillance applications. The products utilize patented software-based video compression source code. cVideo’s software applications are designed to make video more practical by improving the usability of video and data to impact the customer’s bottom line. It is the goal of SYS Technologies to make the cVideo product line interoperable with our Vigilys command response system for first responders. SYS will provide the video surveillance package as a value added component to our baseline system.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base and through acquisitions of other government and non-government technology companies. Our objective is to continue growing revenues organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support a larger organization. We plan to selectively acquire businesses and technologies that complement and enhance our existing businesses and will allow us to broaden our customer base. Although there can be no assurances, we expect each of the acquisitions to be capable of being profitable on a stand-alone basis within 2-3 quarters after acquisition. We are currently reviewing additional potential targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund these acquisitions. Our research and development activities are primarily oriented towards developing the products of our acquisitions with the intent of accelerating the development cycle and increasing sales.

We expect that this operating strategy will continue and we also expect that with the expanded capabilities we’ve acquired, together with our existing capabilities that we will be able to bid on larger government contracts and programs. We also expect to continue to participate in recompetes on our existing engineering and management contracts. Our rate of revenue growth depends upon many factors, including, among others, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, the rate of demand for services or products under our contracts, the funding levels for our contracts, our ability to meet demand for our services or products, and the ability to grow the businesses of our acquired companies.

Our gross margins (revenues less contract costs) are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Further, with the recent inclusion of products based companies such as Logic and cVideo, our gross margins will be affected by the cost and availability of materials and components, product mix and other fixed and variable costs. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue.  Currently our mix of contracts consists of approximately 61% prime contracts and 39% subcontracts.

As of December 30, 2005, the Company’s delivery order and contract tasking backlog for the DSG business totaled approximately $33.0 million, of which $16.0 million was funded and $17.0 million had been ordered, but not yet funded.  As of December 24, 2004 the delivery order and contract tasking backlog totaled approximately $ 36.0 million, of which $18.0 million was funded and $18.0 million had been ordered, but not yet funded. Backlog yet to be funded is generally funded on an incremental basis.

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

•
Contract Type. Federal Government contracting practices tends to run in cycles. The preferred form of contracting varies and ranges from large contracts with multiple subcontractors and wide areas of work scope to small contracts with more specific areas of scope. Unless the Government has a very specific requirement most of this work is done on an Indefinite-Delivery, Indefinite-Quantity type of contract. In general, the Government is now trending towards issuing large Multiple Award Contracts (“MAC’s”) where multiple winners continue to compete on a task by task basis. This trend was reinforced through the SeaPort-Enhanced MAC contract that is envisioned to become a key contracting component for NAVSEA in the future and be of great potential benefit to SYS. All tasks awarded under the SeaPort-Enhanced MAC type contracts will be competitively bid among all eligible MAC holders. In addition, the cost plus nature of these tasks reduces performance risks but lowers the opportunity to make larger fees.

The task awards are frequently awarded on a cost reimbursable basis, cover a broader spectrum of activity and in general favor large businesses. SYS has been awarded a SeaPort-Enhanced contract which offers opportunity for SYS to bid on areas that it might not otherwise have an opportunity to bid. On the other hand, if the scope of the task is too large it may exceed SYS’ ability to respond. Despite the desire of upper level Government management to convert these contracts to fixed price contracts this is not usually achieved due to a lack of well defined specifications of the work to be performed. Thus, increasingly SYS is competing with larger companies for cost reimbursable contract opportunities that do not effectively consider innovation in the pricing evaluation and favor larger businesses doing business as usual where they may have a competitive pricing advantage and the advantage of performing on a larger scope of work. Reduction of this risk will depend on SYS’ ability to convince the Government that they can get better product at a better value by issuing more focused tasks versus large generic tasks.

In addition, SYS will pursue time and materials or fixed price contracts where SYS can be more agile and creative with process, technology, expertise, and management functions to provide a solution and to reduce the price for the customer.

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and six month periods ended December 30, 2005 and December 24, 2004:

	Three Months Ended		Six months Ended
	2005	2004	2005	2004
Cost reimbursable	75%	64%	75%	63%
Time and materials	17%	27%	16%	26%
Fixed price	8%	9%	9%	11%
Total	100%	100%	100%	100%

•
Iraq and Other Crises. The US Government is currently prosecuting a major war time effort in Iraq, a major world wide global war on terrorism including troops in Afghanistan and other countries, as well as domestic crises caused by floods, hurricanes and other disasters. The products and services that SYS offers in information connectivity, sensor networking, and command and control provides solutions to the real-time information and communications challenges faced in the efforts to address these crises.

However, defense firms and industry experts are concerned that money spent on Iraq is taking away from funding for these transformational technology solutions. At the same time, defense firms face concerns that existing programs could be cut or significantly slowed down or that their funding could be reallocated to other programs or directly to funding Iraq.

Further, the funding for research and development or purchase of product to assist in dealing with future disasters often suffers while the rescue and rebuilding are in process. Our ability to generate decision support tools which will help in the response to future crises may be recognized but, there may not be funding to purchase our products and services and to provide funds to rebuild in the disaster areas. We believe that some of our efforts will be accelerated and some will slow down during the rebuilding process.

•
Revenue Mix. Our business areas that encompass program management, financial management, base support, and logistics support (together “legacy” business or infrastructure support) have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown. We anticipate that this trend will continue as the DoD continues to implement their Information Transformation focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness on such programs as Composable FORCEnet and Battle Force Composite Network, and Integrated Autonomous Network Management.

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

•
Net Centric Warfare. The concept of using Net Centric approaches (an information superiority-enabled concept of operations that generates increased combat power by networking sensors, decision makers, and shooters to achieve shared awareness, increased speed of command, higher tempo of operations, greater lethality, increased survivability, and a degree of self-synchronization) as a force multiplier is gaining momentum. SYS has a number of contracts in this arena which have applications in the DoD, local and state governments, and industrial firms. SYS’s core strengths in the C4ISR and knowledge management arenas coupled with the acquisitions of Polexis, Xsilogy and Antin Engineering have provided SYS with key elements for these solutions including systems and software engineering services, software products and tools, wireless sensor networking products and command response systems. While management believes that we have assembled key technologies and solutions to effectively compete in the Net Centric business as DoD funding continues to increase in this arena, increased attention will also be forthcoming from larger businesses such as Lockheed, General Dynamics, and Northrop Grumman. As discussed before SYS has a pricing advantage over these companies for many areas, but these larger businesses have the advantage of tackling larger programs with a broader scope of work.

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

o
Timing. The process of transforming a company from a legacy service provider to one providing a mix of high technology services and products has to be done in a staged fashion. As the revenues from the legacy revenues decrease, new revenues from new customers need to be generated in a coincident fashion.

o
Products. Moving to greater product revenues has great potential for SYS. The primary issue is time. The products have to be effective and timely. It is challenging for a small company to put the total effort required into a new product and to do so in a timely fashion while generating quarterly profits. We are also creating the infrastructure to effect product development, marketing, sales, manufacturing and distribution. We have some risk in coming to the market too late or with generating new sales to cover the new expenses. We intend to develop the products in a timely manner and maintain our profitability, but near term quarterly revenue and profit could be impacted if there is a delay or decline in sales.

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

We are at risk that not all of the acquisitions will be viable and a write down of any of these will be detrimental to quarterly earnings. As of December 30, 2005, the carrying value of Xsilogy related assets was $1,448,000. Since the date of acquisition in December 2004 there has been minimal direct product sales and cash flow generated from the deployment of these assets. However, the technology acquired from Xsilogy has been and continues to be integrated into several products being developed under contract with SYS customers and is being deployed as originally intended. The recoverability of the carrying value of these assets are assessed on a regular basis. If there is not a significant improvement in the cash flow generated from these assets in a reasonable period of time or other evidence of recoverability, consideration of an impairment charge may be appropriate in a future period.

Our second quarter and six months ended December 30, 2005 were principally affected by the following additional factors;

Continuing Resolution. All agencies of the Federal government must have appropriated funds by the start of the government’s fiscal year to operate. Since Congress seldom completes its appropriations work before October 1, the way to keep the government from shutting down without an appropriations act is by passing a "continuing resolution," (CR) or stop-gap appropriations measure.  If the House, the Senate, and the President are in agreement that a CR is in order, it can be quickly passed and the government continues to operate. Programs and activities may be funded up to the lower of the House-passed level, the Senate-passed level, or the previous year’s rate.

This year the CR was signed on September 28, 2005. The CR was initially intended to fund programs and activities through November 18 or until enactment of the applicable appropriations Act, whichever occurs first. The CR included standard language prohibiting agencies from initiating or resuming programs or procurements not funded in FY 05, and this particular CR was especially egregious because it drastically reduced funding for many federal programs. The Senate voted on November 18 to continue the CR through December 17, and the President finally signed the DoD Authorization Bill on December 30, 2005. Government agencies were notified in January 2006 that the Authorization Bill was in effect. SPAWAR, the agency through which a significant portion of our contract funding flows, notified SYS in early January 2006 that they could start the process of sending SYS the monies previously designated for our contracts.

This CR process took longer than usual and the consequences to us were severe in that our sponsors typically only fund on an incremental level. As a result, a significant amount of anticipated funding for the second quarter was delayed beyond our initial expectations.

Navy Marine Corps Intranet Program (NMCI). This is a program where we have been performing in two separate efforts for the Navy. The first and the one that has grown in the past and will continue to grow in the future is based on work being performed to evaluate the effectiveness of the program for the Navy. The second effort is more traditional information technology support activities as a subcontractor to EDS for a number of bases in Southern California. As anticipated, this program has been declining for the past several quarters and all subcontractors have been continuously forced to lower billing rates during this time. As a result both, revenues and margins have deteriorated. During the second quarter just ended, we made the strategic decision to no longer pursue the tasking on this EDS subcontracting effort and have entered into an agreement with a small defense services company for those tasks to be transferred to that company in exchange for a royalty payment back to SYS for the next year. Accordingly, our revenues from that program will cease commencing in the third quarter of this fiscal year. Revenues under this effort amounted to approximately $250,000 in the most recent quarter down from approximately $750,000 in the second quarter of the prior year.

Change in Contract Types. Two contracts totaling approximately $6.0M in annual revenues that were previously structured as fixed price contracts providing a higher level of profitability were converted to cost reimbursable contracts by the customers in the current fiscal year. Some portion of those contracts carried forward into our first quarter so the full impact of the reduced margins didn’t affect our profitability until the second quarter.

Product Development Expenses. During the current fiscal year and in particular during the second quarter, we have significantly increased our research and development and sales and marketing activities associated with our newly developing product lines. We are currently investing in the following new product activities:

•
BattGuard. This is the SensorWorX based wireless sensor module for utilities to monitor the health of batteries for which we are presently under contract by a major NYSE public utility to deploy this solution in our fiscal Q3 and Q4. Efforts are underway to productize this for the utility vertical and to forge strategic alliances with industry channel partners.

•
TTX. This is the SensorWorX based wireless sensor module for biotech and pharmaceutical companies to monitor ultra low temperature freezers containing high value bio materials for which we already have a system deployed for Novartis. Efforts are underway to productize this for the biotech vertical and to forge strategic alliances with industry channel partners.

•
Track Tags. We are presently under contract to develop a wireless remote asset tracking product to be used for vehicle tracking. This product utilizes the SensorWorX wireless modules as well as the Xsilogy SkyRamp and datacenter capabilities. We are concurrently working to productize this at a price point to pursue multiple other market opportunities and are developing channel partner sales and marketing efforts.

•
Other Contract. We are currently under contract to develop and build a wearable communication gateway for first responders that connects a portable environmental monitoring device with a geospatial information system integrated into an incident management system. We anticipate that this will develop into a larger market opportunity to retrofit existing systems used in the field with this upgraded set of capabilities.

•
Vigilys. Vigilys is an interoperability solution designed to increase information visibility, sharing and understanding among Emergency Management Personnel. VSensor is now part of the Vigilys platform and provides customers a way to manage sensors through web-based services architecture. We are currently in discussions with a major water utility that would use the sensor technology to monitor water conditions which would then be transmitted to its command center. If this water utility purchases our sensor technology products, they are also likely to deploy the video surveillance products from cVideo.

In October 2005, SYS delivered Vigilys as part of the Emergency Response Management Network (ERMN), a distributed decision-making and situational awareness platform for the State of California, the Governors Office of Emergency Services (CA-OES) and California Department of Transportation (CALTRANS).

The ERMN is a multi-phased initiative funded jointly by the Department of Homeland Security through its Office of Domestic preparedness and the State of California being led by the CA-OES and CALTRANS. The first phase of the project is an initial proof of concept in advance of future roll-out phases. We had anticipated a more rapid roll-out of this solution for California in the second quarter which we now believe will be in the second half of our next fiscal year. This has been delayed due to lack of funding at the California state level, but we expect that we will be able to market this solution to smaller city and state governments as well as fire departments and other early responder organizations.

Corporate Development Expenses. During the second quarter we initiated new levels of public relations activities and marketing expenses to help position SYS in the market place and to provide assistance in staying abreast of long term project opportunities in the government markets.

Acquisitions. We have acquired three companies to date in fiscal year 2006. Recurring internal expenses associated with the labor to research, analyze and evaluate these firms is extensive and not a reimbursable cost on our Government contracts so these costs have a direct impact on our profitability. In addition, there is often some overlap in overhead related costs in the period subsequent to the acquisitions until common systems and practices are fully aligned. Finally, in the case of Web Tech, acquired in August, we have not yet achieved the level of contract profitability we expect to be generating on this business.

Management Summary. Revenues and profits for the second quarter were significantly impacted by two major themes. The first is the funding delays and uncertainties caused by the continuing resolution process and the second is the impact of the internal investments we’ve made in product development, corporate development and acquisitions. As a result, we have incurred significant expenses in the advancement of these technologies into products and at the same time, we are incurring expenses in developing the sales and marketing channels for selling these products. This results in increasing our SG&A as well as our R&D costs. We anticipate that some of these projects will develop into fully marketable products in the near term and will begin generating revenues. At the same time, we may decide to make further investments into other product development based opportunities. One such area of focus will likely be efforts to fully integrate the capabilities of the Logic Innovations and cVideo technologies together with our SensorWorX network architecture and to our Vigilys product offering.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and six month periods ended December 30, 2005 and December 24, 2004 (in thousands):

	Three Months Ended					Six Months Ended
	2005	%	2004	%	2005	%	2004	%

Revenues	$12,448	100.0%	$10,462	100.0%	$25,542	100.0%	$21,569	100.0%
Operating costs and expenses:
Costs of revenues	9,330	75.0%	8,577	82.0%	19,492	76.3%	18,080	83.8%
Selling, general & administrative	2,072	16.6%	1,268	12.1%	3,793	14.9%	2,249	10.4%
Research and development	621	5.0%	51	0.5%	951	3.7%	60	0.3%
Total operating costs and expenses	12,023	96.6%	9,896	94.6%	24,236	94.9%	20,389	94.5%
Income from operations	425	3.4%	566	5.4%	1,306	5.1%	1,180	5.5%
Other income	22	0.2%	--	--	58	0.2%	--	--
Interest expense	(91)	-0.7%	(122)	-1.2%	(190)	-0.7%	(236)	-1.1%
Income before income taxes	356	2.9%	444	4.2%	1,174	4.6%	944	4.4%
Income tax provision	162	1.3%	188	1.8%	505	2.0%	384	1.8%
Net income	$194	1.6%	$256	2.4%	$669	2.6%	$560	2.6%

Revenues.  For the second quarter of 2006, our revenues increased by approximately $1.9 million or 19% to $12.4 million from $10.5 million for the same period in 2005. The increase in revenues was primarily attributable to the acquisitions of Antin, WebTech, Logic and cVideo which collectively accounted for $3.2 million of revenues during the quarter. Additional increases were derived from support of C4ISR initiatives such as the Composable FORCEnet and Battle Force Composite Network, Integrated Autonomous Network Management and sensor network programs which grew by approximately $500,000 over the prior year. These total increases of approximately $3.7 million were offset by a net $1.8 million reduction in revenues on the legacy business programs, all of which were due to planned decreases in activities by those customers and is consistent with management’s expectations of the general trends in our business. For the year to date, our revenues increased by approximately $4.0 million or 18% for the exact same reasons discussed in the quarterly results. Acquisition related revenues added approximately $5.6 million and C4ISR initiatives and sensor network programs added approximately $1.3 million for a total of $6.9 million in increases offset by $2.9 million decreases in legacy business.

Revenues by operating segment for the three and six month periods ended December 30, 2005 and December 24, 2004 (in thousands):

	Three Months Ended			Six Months Ended
	2005	2004	Change	2005	2004	Change
DSG	$10,970	$9,862	$1,108	$23,072	$20,822	$2,250
PSSIG	1,478	600	878	2,470	747	1,723
Total revenues	$12,448	$10,462	$1,986	$25,542	$21,569	$3,973

As previously discussed, revenues related to programs previously captured in the DSG, where the activities were focused on public safety and security, have been included in the PSSIG to reflect the nature of the business being performed. The growth in the PSSIG operating segment is primarily attributable to growth from the recent acquisitions of Logic and cVideo which together added revenues of $679,000 in the three and six month periods and growth in the following programs: (i) Office of Disaster Preparedness (ODP) Interoperable Communications Technology Assistance (ITP) focused on interoperable communications for public safety; (ii) the Joint Warning and Reporting Network (JWARN), a program that provides the military services near real-time operational capabilities to collect, analyze and report nuclear, biological and chemical agent detections, identification, location and warning information; and (iii) Composeable FORCEnet used in various homeland security related scenarios including hurricane Katrina relief efforts and other first responder situations and (iv) various contract related revenues developing wireless products incorporating the SensorWorX related products and architecture . All of these programs had significant growth in revenues over the prior year.

Costs of Revenue.  Costs of revenue include all direct costs such as labor, materials and subcontractor costs.  Costs of revenue also include indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue.

As a percentage of revenue, costs of revenue were 75.0% for the second quarter of 2006 as compared to 82.0% for the same period in 2005 resulting in gross margins of 25.0% and 18.0% respectively. For the year to date, costs of revenue were 76.3% as compared to 83.8% for the same period in the prior year resulting in gross margins of 23.7% and 16.2% respectively. The increase in margins in the current quarter and year to date is due to (i) a higher mix of direct labor costs which carries a higher margin than other costs of revenue, (ii) completion of certain fixed price contracts where profit margins improved over the duration of the contract and (iii) the inclusion of recently added products based revenues with higher gross margins than the services based business and (iv) the impacts of certain personnel who ordinarily would charge their labor to a contract were without tasking as a result of the continuing resolution and in some cases worked on internal tasks that were charged to SG&A.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses include indirect labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. For the three and six month periods, SG&A increased by approximately $800,000 and $1.5 million over the same periods in the prior year. As discussed in the events and trends section and costs of revenue sections above, these increases were attributable to investments made to expand our B&P, sales and marketing efforts and in our infrastructure to accommodate the increased scope of business operations from recent growth and acquisitions. We anticipate that we will likely maintain this level of SG&A expenditures during the remainder of fiscal 2006 as we develop new business lines, pursue acquisitions, sales and marketing activities.

Research and Development expenses. Research and development (R&D) expenses for the three and six month periods in the current year were approximately $600,000 and $1.0 million, respectively and consisted primarily of burdened labor and materials costs. The incurrence of R&D expenses was made as a strategic decision at the beginning of the current fiscal year. The current R&D activities in process were discussed previously in the events and trends section and we anticipate that we will maintain this level of R&D for the foreseeable future. We had no significant product development programs in the prior year.

Income from operations.  Income from operations as a percentage of revenues decreased from 5.4% to 3.4% for the three month period and decreased from 5.5% to 5.1% in the six month period over the prior year. This decrease is primarily due to investments made in SG&A and R&D.

Income from operations for the current fiscal year include share-based compensation expense incurred during the three and six month periods of approximately $109,000 and $215,000 respectively which included non-cash expenses associated with stock options granted to employees and the employee stock purchase plan. The recognition of these share-based compensation expenses is in accordance with FASB No. 123R, which was adopted for the first time in the current fiscal year.

Interest expense. Interest expense decreased slightly during both the three month and six month periods as compared to the prior year. This decrease is primarily attributable to the conversion of $898,000 of convertible notes payable into common stock during the past six months and less use of the line of credit facility.

Income tax provision. The income tax provision as a percentage of income before taxes was 45.5% and 43.0% in the three and six month periods in the current year as compared to 42.3% and 40.7% for the same periods in the prior year. The increase is primarily attributable to certain amounts of share-based compensation expenses recorded in accordance with SFAS 123R which are not deductible for tax purposes and accordingly have a direct impact on the effective tax rate.

Liquidity and Capital Resources

At December 30, 2005, SYS had cash of approximately $400,000. This represents an overall decrease of approximately $3.1 million from the balance at June 30, 2005. The decrease is primarily due to cash used in investing activities of approximately $4.9 million of which $4.6 million was used for acquisitions. The cash uses were partially offset by approximately $300,000 in cash provided from operations and by approximately $1,500,000 of financing activities which included draws on the line of credit facility and the exercise of stock options and warrants.

Net working capital was $6.6 million at December 30, 2005 compared to $8.1 million at June 30, 2005. The primary reason for the $1.5 million decrease in net working capital was the use of cash for acquisitions which was partially offset by the conversion of the current portion of notes payable into the Company’s common stock, and cash generated by operations before changes in current assets and liabilities.

SYS has notes payable totaling $2.2 million consisting of $1.5 million remaining from a $3.2 million private placement completed during 2004 (excluding $49,000 balance of note discount), $554,000 issued in connection with the acquisition of Polexis, $196,000 issued in connection with the Antin acquisition, and $100,000 issued in connection with Webtech. The Webtech related note payable was paid in February 2006. The balance of the notes payable are all convertible into the Company’s common stock at prices less than the current market price.

Additions to furniture and equipment were $392,000 year to date due to the acquisition of furniture, equipment and software. SYS establishes a capital expenditures plan each year in connection with its annual budgeting process. SYS estimates that its capital expenditures for its current operations during the 2006 fiscal year will range from $500,000 to $750,000.

Our sources of liquidity are cash generated by operations and our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had a balance of $572,000 and had available borrowing capacity of approximately $3.4 million at December 30, 2005.

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

The loan is collateralized by all of our assets including accounts receivable. Borrowings are limited to 80% of our billed accounts receivable that are less than 90 days old. The lending agreement requires SYS to maintain certain covenants, including those described above.

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements through December 28, 2006. However, long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash and maintain profitability. The company may seek to raise additional capital from time to time as market conditions permit and subject to Board approval.

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

The majority of the Company’s revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed on these contracts by the Company’s employees and subcontractors and from pass-through of costs for material. Revenue on cost-plus-fee contracts is recorded as contract allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contract allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred. Under fixed-price contracts, other than service-type contracts, revenue is recognized under the percentage of completion method, on the basis of costs incurred in relation to estimated total costs to complete the contract. The risk to the company on a fixed-price contract is that if actual costs exceed the estimated costs to complete the contract, operating income is negatively impacted.

In general, SYS does not recognize revenues in excess of the allowable funding limitations on any delivery order or contract until negotiations are finalized. On occasion, our customers request that we proceed on a tasking in advance of the formal contract modification. We evaluate these requests according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of cost recovery, our experience with the customer, and satisfactory evidence that supports the customer’s intent to issue the modification. In these circumstances, if revenue recognition criteria are met, we only record revenue equal to costs incurred until such time as contract modifications are finalized. If our assessment for the probability of cost recovery changes in a subsequent period due to a change in circumstances then the revenues associated with those costs incurred may be reversed.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. We record revenues and accounts receivable at amounts expected to be realized upon final settlement.

The Company also recognizes revenue from the sale of hardware, hardware products which include software that is more than incidental, hardware and software maintenance agreements, and Application Service Provider (ASP) services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is probable.

Revenue from product sales is generally recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue from maintenance and ASP services are recognized ratably over the maintenance term, which is typically one or two years. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Certain agreements include multiple deliverables or elements for products, software and/or services. Accordingly, the Company separates its deliverables into units of accounting in accordance with the provisions of Emerging Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” using the residual method. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

Revenue on software products and software-related elements are recognized, in accordance with SOP No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final DCAA audit of our overhead rates, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide an allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, SYS has not required significant allowances for these risks.

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

SYS performs its annual testing for impairment of goodwill and other intangible assets in the fourth quarter of each year. Based on management’s annual testing as of the fourth quarter of 2005, there were no indications of impairment.

Costs related to research and development are charged to expense as incurred. Capitalization of development costs for software to be sold begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software, has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Share-Based Compensation: Beginning on July 1, 2005 we account for our employee stock purchase plan (ESPP), stock plans and other forms of share-based compensation under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair value of our share-based compensation was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our share-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.

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

A significant number of our customers are government agencies subject to unique political and budgetary constraints and have special contracting requirements that may affect our ability to obtain new government customers.

A significant number of our customers are government agencies, principally DoD agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed.

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

Our indirect billing rates are approved at least annually by the Defense Contract Management Agency (DCMA) after being reviewed by the Defense Contract Audit Agency (DCAA).  These rates can differ from our actual indirect rates.  We budget to have our actual indirect rates as close as possible to our government approved indirect rates at fiscal year end.  Throughout the year, management assesses how these rates compare to forecasted rates for the year.  If a variance is expected to exceed the amount to be billed, provisions for such variance are recognized at that time.

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

As of December 30, 2005, we had issued 12,426,813 shares of common stock. Up to 2,500,100 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $1.00 to $4.10 per share, 698,864 shares were issuable upon the conversion of convertible notes from a private placement in 2004 at $2.20 per share, 238,826 shares were issuable upon the conversion of convertible notes from the acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 313,401 shares were issuable upon the exercise of warrants issued in connection with a private placement of securities completed in 2005 exercisable at $2.50 per share, and 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology exercisable at $3.87 per share. The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options, warrants or the stock purchase agreement could adversely affect the market price of our common stock.

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

As of December 30, 2005, a total of 5,534,766 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own approximately 32% of our stock, including stock options and warrants exercisable within 60 days of December 30, 2005; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of December 30, 2005, our directors, executive officers and affiliated persons were the beneficial owners of approximately 32.0% of our common stock, including stock options exercisable within 60 days of December 30, 2005. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of December 30, 2005 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the quarter ended December 30, 2005. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

The following table presents scheduled principal payments and related weighted average interest rates of the Company’s long-term fixed rate debt for the fiscal years ended June 30:

	2006	2007	Total	Fair Value (1)
Fixed rate debt	$--	$2,288,000	$2,288,000	$2,288,000
Weighted average interest rate	10.0%	10.0%	10.0%	10.0%

The Company’s $4,000,000 line of credit facility bears interest on outstanding balances at the bank’s prime rate plus .25%. The Company incurred $6,000 of interest on this credit facility in the three months and six month periods ended December 30, 2005 and the interest for the year ended June 30, 2005 was $29,000. Based on the Company’s recent history of borrowings under this credit facility, if there was a hypothetical 10% adverse change in the average interest rate, the additional interest expense would not have had a material effect on net income for the quarter ended December 30, 2005.

(1) The fair value of fixed-rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a−15(b), as of December 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a−15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy, Inc. was issued 80,000 shares of SYS stock on December 16, 2005 at a value of $376,000.

On November 7, 2005 445,768 shares of SYS common stock were issued in connection with the acquisition of all of the outstanding stock of Logic Innovations, Inc. These shares were valued based on an average closing price of $4.56 per share.

Item 3.Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

On December 16, 2005, the Company held its 2005 Annual Meeting of Shareholders. There were 11,264,448 shares eligible as of the record date and 9,349,364 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

(a.) Proposal to elect the Directors pursuant to management's nominations.  This proposal was approved with 9,335,234 shares voting in favor, 14,130 shares voting against.

(b.) Proposal to approve the appointment of KPMG LLP as the independent registered public accounting firm for the corporation for its 2006 fiscal year.  This proposal was approved with 9,189,539 shares voting in favor, 138,311 shares voting against, and 21,514 shares abstaining.

Item 5. Other Information

At the Annual Board of Directors meeting held on December 16, 2005, the following people were elected as Chairman and officers of the Company:

David A. Derby	Chairman
Alfred M. Gray	Vice-Chairman
Clifton L. Cooke, Jr.	President and Chief Executive Officer
Edward M. Lake	Chief Financial Officer
Michael W. Fink	Secretary
Robert A. Babbush	Assistant Secretary
Kenneth D. Regan	President, Defense Solutions Group
Ben Goodwin	President, Public Safety and Security Division

At the Annual Board of Directors meeting held on December 16, 2005, the following people were elected as members of the following Directors’ Committees:

Audit Committee	Executive Committee
Thomas A. Page, Chairman	David A. Derby, Chairman
David A. Derby	John M. Burns
John R. Hicks	Clifton L. Cooke, Jr.
Charles E. Vandeveer	John R. Hicks

Compensation Committee	Senior Advisory Committee
Gail K. Naughton, Chairman	Alfred M. Gray, Chairman
John M. Burns	Clifton L. Cooke, Jr.
John R. Hicks
Charles E. Vandeveer

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

2.7	Agreement and Plan of Merger effective as of November 7, 2005 among SYS, Shadow II, Inc., a wholly owned subsidiary of SYS, Logic Innovations, Inc. and the stockholders of Logic Innovations, Inc.
2.8	Asset purchase and sale agreement effective December 2, 2005 among SYS, cVideo, Inc. and certain of the stockholders of cVideo, Inc.
3(i)	Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
3(ii)	Bylaws of SYS filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
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

SYS
(Registrant)

Date:	February 13, 2006	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	February 13, 2006	/s/ Edward M. Lake
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

Dated: February 13, 2006	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: February 13, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended December 30, 2005 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2006	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended December 30, 2005 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer