Form 10-Q
period 2006-03-31
SYS
filed 2006-05-19
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 9, 2006 there were 15,122,144 shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2005 and March 31, 2006

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2006 and March 25, 2005

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and March 25, 2005 (as restated see Note 1)

Notes to Condensed Consolidated Financial Statements

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
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005

ASSETS
Current Assets
Cash	$6,238,000	$3,485,000
Accounts receivable, net	10,356,000	10,992,000
Inventory	859,000	97,000
Prepaid expenses	473,000	166,000
Income tax refund receivable	611,000	--
Total current assets	18,537,000	14,740,000

Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,816,000 and $1,428,000	1,539,000	1,169,000
Capitalized software, net of accumulated amortization of $73,000 and $58,000	29,000	44,000
Intangible assets, net of accumulated amortization of $758,000 and $315,000	1,801,000	1,188,000
Goodwill	13,108,000	7,309,000
Other assets	299,000	305,000
Total assets	$35,313,000	$24,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under bank line of credit	$1,029,000	$--
Accounts payable	1,156,000	1,216,000
Accrued payroll and related expenses	2,256,000	2,954,000
Income taxes payable	--	138,000
Other accrued liabilities	945,000	1,058,000
Current portion of deferred tax liabilities	461,000	562,000
Current portion of convertible notes payable, related party	791,000	388,000
Current portion of convertible notes payable	1,075,000	319,000
Deferred revenue	197,000	54,000
Total current liabilities	7,910,000	6,689,000

Convertible notes payable, net of current portion, related party	1,171,000	973,000
Convertible notes payable, net of current portion	2,150,000	1,436,000
Other liabilities	109,000	4,000
Deferred tax liabilities	249,000	249,000
Total liabilities	11,589,000	9,351,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized, none issued or outstanding	--	--
9% preferred stock, $1.00 par value; 2,000,000 shares
authorized, none issued or outstanding	--	--
Common stock, no par value; 48,000,000 shares authorized;
13,753,119 and 10,623,049 shares issued and outstanding
as of March 31, 2006 and June 30, 2005, respectively	21,776,000	12,792,000
Retained earnings	1,948,000	2,612,000
Total stockholders’ equity	23,724,000	15,404,000

Total liabilities and stockholders’ equity	$35,313,000	$24,755,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2006	2005	2006	2005

Revenues	$13,388,000	$10,944,000	$38,930,000	$32,513,000

Operating costs and expenses:
Costs of revenue	11,920,000	8,956,000	32,401,000	27,061,000
Selling, general and administrative	2,555,000	1,288,000	5,359,000	3,512,000
Research and development	744,000	49,000	1,695,000	109,000
Total operating costs and expenses	15,219,000	10,293,000	39,455,000	30,682,000

Income (loss) from operations	(1,831,000)	651,000	(525,000)	1,831,000

Other (income) expense:
Other income	(35,000)	(19,000)	(93,000)	(19,000)
Interest expense	123,000	130,000	313,000	366,000
Total other (income) expense	88,000	111,000	220,000	347,000

Income (loss) before income taxes	(1,919,000)	540,000	(745,000)	1,484,000

Income tax provision (benefit)	(586,000)	219,000	(81,000)	603,000

Net income (loss)	$(1,333,000)	$321,000	$(664,000)	$881,000

Net income (loss) per share:
Basic	$(0.10)	$0.04	$(0.06)	$0.11
Diluted	$(0.10)	$0.03	$(0.06)	$0.09

Weighted average shares:
Basic	13,132,772	8,825,460	11,958,144	8,383,598
Diluted	13,132,772	11,276,234	11,958,144	11,044,063

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 31, 2006 AND MARCH 25, 2005
	2006	2005
		(Restated- see Note 1)
Cash Flows from Operating Activities:
Net income (loss)	$(664,000)	$881,000
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization	866,000	424,000
Share-based compensation expense	409,000	--
Share-based compensation expense - Polexis acquisition	--	67,000
Accretion of debt discount	31,000	32,000
Gain on disposition of equipment	--	(8,000)
Deferred taxes, net	(101,000)	--
Stock contributed to employee benefit plan	542,000	--
Changes in operating assets and liabilities:
Accounts receivable	867,000	(654,000)
Inventory	4,000	(27,000)
Prepaid expenses	(239,000)	370,000
Income tax refund receivable	(611,000)	(58,000)
Accounts payable	(199,000)	(568,000)
Accrued payroll and related taxes	(967,000)	61,000
Income taxes payable	(138,000)	114,000
Other accrued liabilities	(263,000)	103,000
Deferred revenue	(83,000)	(13,000)
Net cash provided by (used in) operating activities	(546,000)	724,000

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(581,000)	(431,000)
Cash paid for acquisitions, net of cash acquired	(4,640,000)	(808,000)
Proceeds from sale of investment	90,000	--
Proceeds from sale of furniture and equipment	--	5,000
Other	(76,000)	(133,000)
Net cash used in investing activities	(5,207,000)	(1,367,000)

Cash Flows from Financing Activities:
Net line of credit borrowings	1,029,000	--
Payments of notes payable and other borrowings	(100,000)	(569,000)
Payments on capital lease obligations	--	(16,000)
Proceeds from issuance of convertible notes payable	3,107,000	--
Proceeds from common stock issued in private placement	3,107,000	--
Debt issuance costs	--	(55,000)
Withholdings related to employee stock purchase plan	189,000	--
Issuance of stock to participants of employee stock purchase plan	419,000	194,000
Proceeds from exercise of stock options and warrants	798,000	27,000
Registration costs	(43,000)	(17,000)
Net cash provided by financing activities	8,506,000	(436,000)

Net increase (decrease) in cash	2,753,000	(1,079,000)

Cash at beginning of year	3,485,000	2,159,000

Cash at end of period	$6,238,000	$1,080,000

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) NINE MONTHS ENDED MARCH 31, 2006 AND MARCH 25, 2005

	2006	2005

Supplemental disclosure of cash flow information:
Interest paid	$238,000	$306,000

Income taxes paid	$769,000	$485,000

Supplemental disclosure of noncash investing and financing activities:

Acquisitions:
Fair value of assets acquired, net of cash received	$8,107,000	$3,991000
Less other liabilities	(889,000)	(1,556,000)
Less note payable issued and assumed	(100,000)	(653,000)
Less value of warrants issued	(64,000)	--
Less common stock issued	(2,414,000)	(974,000)
Cash paid	$4,640,000	$808,000

Common stock issued on conversion of notes payable	$1,085,000	$698,000

Common stock exchanged upon exercise of stock options - 25,498 shares in 2006 and 52,846 in 2005	$95,000	$174,000

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

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.  The Company’s significant estimates include those related to revenues and customer billings, recovery of indirect costs, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including any related valuation allowance, contingencies, and share-based compensation.

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

Revenue on software products and software-related elements are recognized, in accordance with AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

Indirect Expense Rate Variance:

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery.

New Accounting Standards:

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The Company early adopted SFAS 154 in its first quarter of fiscal year 2006. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial position.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the presentation for the current year.

Restatement of Statement of Cash Flows:

The amounts presented in the statements of cash flows for the nine months ended March 25, 2005 have been restated to correct errors in the classification of certain items between cash flows from operating activities and cash flows from investing activities and financing activities. Specifically, $660,000 was erroneously classified as a reduction to cash flows from operating activities of which $605,000 should have been classified as an increase in cash used by investing activities and $55,000 should have been classified as an increase in cash used by financing activities. The primary cause of the errors related to the misclassification of cash flows related to business combination transactions. This restatement did not result in a change to the net income for the nine months ended March 25, 2005 or a change in the net decrease in cash for the nine months ended March 25, 2005. The corrections made in the statements of cash flows for the nine months ended March 25, 2005 do not affect the statement of cash flows for the twelve months ended June 30, 2005 as reported in the 2005 Form 10-K.

The following table summarizes the corrections and reclassifications to the statement of cash flows for the nine months ended March 25, 2005:

	As Originally Reported	Corrections	Reclassifications	As Restated
Cash Flows from Operating Activities:
Net income	$881,000	$--	$--	$881,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	396,000	28,000	--	424,000
Share-based compensation expense	--	--	--	--
Share-based compensation expense - Polexis acquisition	--	67,000	--	67,000
Straight-line rent adjustment	(98,000)	--	98,000	--
Accretion of debt discount	32,000	--	--	32,000
Gain on disposition of equipment	(8,000)	--	--	(8,000)
Changes in operating assets and liabilities:	--	--	--	--
Accounts receivable	(620,000)	(34,000)	--	(654,000)
Income tax refund receivable	(58,000)	--	--	(58,000)
Inventory	(27,000)	--	--	(27,000)
Prepaid expenses	370,000	--	--	370,000
Other assets	(145,000)	145,000	--	--
Accounts payable	(672,000)	104,000	--	(568,000)
Accrued payroll and related taxes	61,000	--	--	61,000
Income taxes payable	114,000	--	--	114,000
Other accrued liabilities	(183,000)	384,000	(98,000)	103,000
Deferred revenue	21,000	(34,000)	--	(13,000)
Net cash provided by operating activities	64,000	660,000	--	724,000

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(408,000)	(23,000)	--	(431,000)
Cash paid for acquisitions, net of cash acquired	(354,000)	(454,000)	--	(808,000)
Proceeds from sale of furniture and equipment	--	5,000	--	5,000
Other	--	(133,000)	--	(133,000)
Net cash used in investing activities	(762,000)	(605,000)	--	(1,367,000)

Cash Flows from Financing Activities:
Payments of notes payable and other borrowings	(569,000)	--	--	(569,000)
Payments on capital lease obligations	(16,000)	--	--	(16,000)
Debt issuance costs	--	(55,000)	--	(55,000)
Issuance of stock to participants of employee stock purchase plan	--	--	194,000	194,000
Proceeds from exercise of stock options and warrants	204,000	--	(177,000)	27,000
Registration costs	--	--	(17,000)	(17,000)
Net cash used by financing activities	(381,000)	(55,000)	--	(436,000)

Net increase (decrease) in and cash equivalents	(1,079,000)	--	--	(1,079,000)
Cash at beginning of year	2,159,000	--	--	2,159,000
Cash at end of year	$1,080,000	$--	$--	$1,080,000

2. Recent Developments:

As of March 31, 2006, unfavorable indirect expense variances totaled $1,602,000 of which $909,000 was deferred as of December 30, 2005 and $313,000 was deferred as of September 30, 2005. At March 31, 2006, management determined that it was no longer probable that these deferred costs would be recovered by future contract activity in the remainder of the fiscal year. Accordingly, the $1,602,000 of unfavorable indirect expense variances were charged to expense of which $724,000 was charged to costs of revenues and $878,000 was charged to selling, general and administrative expense. The change in management’s assessment of probable recovery of the indirect expense variances during the current quarter was the result of reductions in projections of direct contract activity in relation to the projections of indirect expenses for the remainder of the current fiscal year.

As a result of losses recognized for the current period ended March 31, 2006, the Company was in default of the financial covenants of its bank line of credit related to minimum quarterly net income and the ratio of cash flow to the current portion of long term debt. The lender has granted a waiver of these covenants for the measurement period ended March 31, 2006.

During the three months ended March 31, 2006, the Company completed its valuation of the assets and liabilities related to the acquisitions of cVideo and Logic Innovations (see Note 11), which were acquired on December 2, 2005 and November 7, 2005, respectively. The final valuation resulted in an allocation of the purchase price that was different from the preliminary allocation used in the financial statements as of December 30, 2005. If the information from the final valuation had been used, the amounts reported for the three and six month periods ended December 31, 2005 for amortization expense would have increased by $96,000 and contract costs would have increased by $143,000.

3. Share-based Compensation:

The Company has two stock plans that provide for the grant to employees of stock options, permit the grant of non-statutory share-based awards to paid consultants, and provide for the automatic grant of non-statutory share-based awards to outside directors. The plans may have options with terms of no more than ten years. The maximum terms of the options granted under these plans have been seven years with a maximum vesting of five years. The Company also has an employee stock purchase plan (ESPP) for employees to purchase its common stock at a discount. The ESPP provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock. The exercise date of the ESPP shall be the last day of the six month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

Prior to July 1, 2005, the Company accounted for its stock plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (FIN No. 44) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective July 1, 2005 using the modified-prospective-transition method. Accordingly, prior period amounts have not been restated. Under this transition method, share-based compensation expense recognized during the nine months ended March 31, 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005, (c) a stock purchase agreement issued to an employee that provided for the purchase of the Company’s stock at a discount and (d) stock issued to employees of the Company.

The following is a summary of the share-based compensation expense recognized by the Company in the three and nine month periods ended March 31, 2006:

	Three Months	Nine Months
Stock options	$36,000	$101,000
Employee stock purchase plan	68,000	144,000
Employee stock purchase agreement	--	74,000
Shares issued and issuable to employees in connection with acquisition of Antin	39,000	90,000
Total	$143,000	$409,000

The estimated fair value of the Company’s share-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded-vesting basis for awards granted prior to the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R resulted in a reduction to income before income taxes and net income of $104,000 and $245,000, respectively, for the three and nine month periods ended March 31, 2006. The impact on basic and diluted earnings per share for the three and nine month periods ended March 31, 2006 was $0.01 and $0.02, respectively. There was no impact on cash flow from operating activities or from financing activities as a result of the adoption of SFAS No. 123R.

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of share-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS No. 123R issued in December 2004. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $47,000 and $142,000 would have been recognized in the three and nine month periods ended March 31, 2006, respectively, and a balance of $436,000 would have been recognized over a weighted average remaining vesting period of approximately 3.2 years. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

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

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R for the three and nine month periods ended March 25, 2005:
	Three Months	Nine Months
Net income - as reported	$321,000	$881,000
Add total share-based employee compensation expense in reported net income, net of related tax effects	--	--
Deduct total share-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(49,000)	(159,000)
Net income - pro forma	$272,000	$722,000

Basic income per common share:
As reported	$0.04	$0.11
Pro forma	$0.03	$0.09
Diluted income per common share:
As reported	$0.03	$0.09
Pro forma	$0.03	$0.08

The fair value of the Company’s share-based awards granted in the nine-month period ended March 25, 2005 was estimated using the following weighted-average assumptions:
Dividend yield	0.0%
Expected volatility	44.0%
Risk-free interest rate	3.7%
Expected lives	4.50

The maximum terms of the options granted under the Company’s stock option plans have been seven years with a maximum vesting of five years. At March 31, 2006, the Company had 1,124,250 shares of common stock available for future grants under its plans.

The following table summarizes certain information regarding stock options during the nine month period ended March 31, 2006:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at beginning of year	2,391,100	$1.95
Granted	293,500	$3.85
Exercised	(429,350)	$1.41
Cancelled	(7,150)	$1.68
Balance outstanding at end of quarter	2,248,100	$2.30	2.79	$3,484,000

Options exercisable at end of quarter	1,793,800	$2.06	2.52	$3,142,000

During the nine months ended March 31, 2006, stock options were exercised and paid for by the option holders by tendering 25,498 shares of the Company’s outstanding stock owned by the option holders. The 25,498 tendered shares had a fair market value of $95,000.

The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $1,029,000. As of March 31, 2006, there was $352,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 4 years. Cash received from stock option exercises was $511,000 during the nine months ended March 31, 2006.

The 2003 Employee Stock Purchase Plan (ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s common stock at a purchase price per share at 85% of the lower of the fair market value on the first or last day of each offering period. Each offering period lasts six months. ESPP awards were valued using the Black-Scholes model with an expected life of 6 months, expected volatility of 51.9%, a 3.9% risk free interest rate and no expected dividends. As of March 31, 2006 there was $65,000 of unrecognized compensation cost related to the ESPP.

On August 16, 2005, the Company entered into a restricted stock purchase agreement with an employee as an inducement to employment. The agreement allowed the employee to purchase between 200,000 and 250,000 shares of the Company’s common stock by November 15, 2005. The purchase price was to be 90 percent of the average closing price between the date of the agreement and the purchase date but in no event less than $2.50 per share. The rights to purchase the shares vested one-half on September 30, 2005 and one-half on November 15, 2005. The Company valued this agreement using an option pricing model with an expected life of three months, expected volatility of 48.58%, a 3.52% risk free interest rate and no expected dividends. As of March 31, 2006 there was no unrecognized compensation cost related to this stock purchase agreement. On November 9, 2005 the Company and the employee determined that the employee would not be able to exercise his rights or fulfill his obligations within the terms of the agreement. As a result, the Company and the employee mutually agreed to, and executed, a rescission of the restricted stock purchase agreement.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to SYS employees that were former Antin stockholders (former Antin stockholders), in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the former Antin stockholders and the balance were placed in escrow which are contingently issuable to the former Antin stockholders based upon the future operating performance of Antin through June 30, 2006. As a result of the terms of a modification to the original working capital purchase price adjustment, the $51,000 value of the 12,565 shares issued directly to the former Antin stockholders was treated as share-based compensation expense in the six months ended December 30, 2005. During the three months ended March 31, 2006, the Company determined that it was probable that the future performance will be met. Accordingly, the Company recorded share-based compensation expense of $39,000 representing the cumulative pro-rata value of the 12,565 shares to be issued.

4. Accounts receivable:

Accounts receivables consist of the following:
	March 31,	June 30,
	2006	2005
Amounts billed	$5,429,000	$6,356,000
Amounts unbilled:
Costs and profits in excess of billings	4,540,000	4,321,000
Retentions, due upon completion of contracts	204,000	154,000
Recoverable costs subject to closure of contracts	301,000	209,000
Allowance for doubtful accounts	(118,000)	(48,000)
Totals	$10,356,000	$10,992,000

At March 31, 2006, costs and profits in excess of billings consisted of amounts billable subsequent to period-end.

The balances comprising receivables pursuant to retainage provisions will be due upon completion of the contracts and audits of overhead rates by the Defense Contract Audit Agency (DCAA). Recoverable costs subject to closure of contracts consisted primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect rates. These receivables will be billable upon closure of DCAA audits of overhead rates of the specific delivery orders or the contracts. Based on the Company’s experience with similar contracts in recent years, the balances at March 31, 2006 are expected to be collected in fiscal 2007, 2008 and 2009. In accordance with industry practice, the amounts in unbilled that may be collected beyond the next twelve months are included in current assets.

5. Inventory

Inventory consisted of the following:

	March 31,	June 30,
	2006	2005
Raw materials	$541,000	$54,000
Work in process	62,000	7,000
Finished goods	256,000	36,000
	$859,000	$97,000

6. Intangible Assets and Goodwill:

Intangible assets consist of the following:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
March 31, 2006
Technology	5	$890,000	$170,000	$720,000
Customer contracts	9	662,000	114,000	548,000
Patents	15	280,000	24,000	256,000
All other identifiable intangibles	2	727,000	450,000	277,000
		$2,559,000	$758,000	$1,801,000

June 30, 2005
Technology	5	$390,000	$71,000	$319,000
Customer contracts	10	520,000	50,000	470,000
Patents	15	280,000	10,000	270,000
All other identifiable intangibles	2	313,000	184,000	129,000
		$1,503,000	$315,000	$1,188,000

The following is a summary of the changes to goodwill as allocated to each of the Company’s reporting segments, Defense Solutions Group (DSG) and Public Safety, Security and Industrial Systems Group (PSSIG).

	DSG	PSSIG	Total
Polexis acquisition March 2004	$2,727,000	$2,726,000	$5,453,000
Antin acquisition January 2005	1,856,000	--	1,856,000
Balance June 30, 2005	4,583,000	2,726,000	7,309,000
Miscellaneous adjustments to purchase price allocations	(5,000)	--	(5,000)
Xsilogy acquisition December 2004	--	608,000	608,000
Webtech acquisition August 2005	61,000	--	61,000
Logic acquisition November 2005	--	3,267,000	3,267,000
cVideo acquisition December 2005	--	1,868,000	1,868,000
Balance March 31, 2006	$4,639,000	8,469,000	$13,108,000

The purchase agreement for Xsilogy, Inc., acquired in December 2004, provides for additional consideration to be earned upon achieving certain milestones. As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy was paid cash of $315,000 and issued 80,000 shares of SYS stock at a value of $376,000. The total of this consideration was first used to eliminate the contingent consideration liability of $97,000 and the balance of $594,000 was added to goodwill.

7. Notes payable and other debt

Notes payable at March 31, 2006 and June 30, 2005 are as follows:

			Related Party
	March 31,	June 30,	March 31,	June 30,
	2006	2005	2006	2005
Convertible notes payable, unsecured, bear interest at 10% payable quarterly, originally due at various dates starting in November 2004 but extended at option of note holders to various dates starting in November 2005, convertible at any time into common stock at the rate of $1.00 per share.	$--	$319,000	$--	$388,000

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, due December 31, 2006, convertible at any time into common stock at a rate of $2.20 per share.	800,000	887,000	713,000	713,000

Unamortized discount related to convertible notes payable due December 31, 2006	(20,000)	(40,000)	(18,000)	(32,000)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, due March 31, 2007, convertible at any time into common stock at the rate of $2.32 per share.	295,000	589,000	96,000	96,000

Convertible note payable, issued in conjunction with Antin acquisition, unsecured and subordinate to the Company’s bank debt, bears interest at 6% per annum payable quarterly, due May 11, 2007, convertible at any time into common stock at the rate of $2.50 per share.	--	--	196,000	196,000

Convertible notes payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, due February 14, 2009, convertible at any time into common stock at a rate of $3.60 per share.	2,150,000	--	975,000	--

	3,225,000	1,755,000	1,962,000	1,361,000
Less current portion	(1,075,000)	(319,000)	(791,000)	(388,000)
	$2,150,000	$1,436,000	$1,171,000	$973,000

During the nine months ended March 31, 2006, holders of $1,084,000 of convertible notes payable elected to convert the notes payable into 872,621 shares of common stock.

The Company has a bank line of credit facility which provides for borrowings of up to $4,000,000. This facility expires in December 2006, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest (8.0% as of March 31, 2006) at the bank’s prime rate plus 0.25%. As of March 31, 2006, the Company had $1,029,000 of borrowings outstanding under this line of credit. As discussed in Note 2, as a result of losses recognized for the current period ended March 31, 2006, the Company was in default of the financial covenants under its bank line of credit related to minimum quarterly net income and the ratio of cash flow to the current portion of long term debt. The lender has granted a waiver of these covenants for the measurement period ended March 31, 2006. The Company is currently in negotiations with the lender to modify the covenants. However, if the covenants are not modified the Company believes that it will be in default of the loan covenants at June 30, 2006. In this event, the Company will seek an additional waiver. However there can be no assurances that a waiver will be obtained and, pursuant to the terms of the loan agreement, the lender could require the Company to repay the outstanding balance and cancel the credit facility.

8. Earnings Per Share

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

The following table summarizes the calculation of basic and diluted net income per common share for each period:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2006	2005	2006	2005
Numerators:
Net income (loss)	$(1,333,000)	$321,000	$(664,000)	$881,000
Add back - interest expense on convertible notes, net of tax effects	--	57,000	--	165,000
Net income (loss) applicable to common stockholders- diluted	$(1,333,000)	$378,000	$(664,000)	$1,046,000

Denominators:
Weighted average shares for basic net income per common share	13,132,772	8,825,460	11,958,144	8,383,598
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	--	749,074	--	712,261
Add dilutive effect of assumed conversion of convertible promissory notes	--	1,701,700	--	1,948,204
Weighted average shares for diluted net income per common share	13,132,772	11,276,234	11,958,144	11,044,063

Basic net income (loss) per common share	$(0.10)	$0.04	$(0.06)	$0.11
Diluted net income (loss) per common share	$(0.10)	$0.03	$(0.06)	$0.09

The following is a table of the weighted average shares excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2006	2005	2006	2005
Options with exercise price in excess of average market price	293,000	--	218,000	218,000
All other options and warrants	935,000	--	1,000,000	--
Other	21,000	--	58,000	--
Shares issuable upon conversion of notes payable	1,399,000	--	1,518,000	--
Total shares excluded	2,648,000	--	2,794,000	218,000

9. Legal Matters:

Periodically, we are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

10. Stockholders’ Equity:

In addition to the share-based compensation transactions and other equity transactions described elsewhere, the following is a summary of other changes to stockholder’s equity during the nine month period ended March 31, 2006:

Issuance of shares to participants of the ESPP of 88,719 shares valued at $196,000 in satisfaction of the liability at June 30, 2005 and 99,985 shares valued at $223,000 related to employee purchases based on employee withholding during the six month period ended December 30, 2005.

Contribution to the Company’s ESOP/401(k) plan of 143,672 shares valued at $542,000.

Holders of warrants issued in connection with the Company’s sale of common stock in June 2005 exercised warrants to purchase 114,888 shares at an exercise price of $2.50 per share or $287,000. As of March 31, 2006, the remaining outstanding warrants related to this sale of common stock are exercisable into 313,401 shares of common stock at $2.50 per share. As of March 31, 2006 there were also outstanding warrants that are exercisable into 110,000 shares of common stock at $4.00 per share that were issued in October 2005 to the investment bankers that assisted with a private offering of the Company’s common stock.

On February 14, 2006, SYS completed a private placement of $6,250,000 in a subscription offering of 125 units consisting of common stock and unsecured subordinated convertible notes. Each unit consisted of 6,944 restricted shares of SYS Common Stock at $3.60 per share and a three-year $25,000 unsecured subordinated convertible note payable bearing interest at 10% per annum, payable quarterly. The note holder has the option to convert all but not part of the note at any time prior to maturity into shares of SYS common stock at $3.60 per share, or keep the note until maturity. SYS has a conversion option commencing one year from the date of issuance whereby if the Company’s stock trades at $5.40 per share for at least five consecutive trading days, SYS can force the conversion of the notes then outstanding. SYS issued 868,000 shares of common stock pursuant to this offering. An additional 868,000 shares could be issued if all of the notes are converted into common stock.

11. Acquisitions and Technology Purchases:

Acquisition of Web Tech:

Effective on August 22, 2005, the Company acquired the assets of Web Technologies, LLC (Web Tech). The acquisition was to further the Company’s goal of acquiring technology companies which expand our products and customer base. The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The consideration consisted of $140,000 cash and an additional $100,000 due and paid on January 31, 2006. The fair value of the assets acquired were as follows: Equipment- $100,000, Intangible assets- $154,000, and Goodwill- $61,000. The intangible assets are being amortized over an average of three years. The excess of the Company’s total acquisition costs of $315,000, including transaction costs of $75,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is not subject to amortization but the amount assigned to goodwill is deductible for tax purposes.

Technology Purchase:

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

Acquisition of Logic Innovations:

On November 7, 2005, SYS acquired all of the outstanding stock of Logic Innovations, Inc. (“Logic”), a privately held, San Diego-based provider of solutions that help to ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, communications and consumer electronics industries for approximately $4,031,000 in cash and stock. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base.

The transaction was completed pursuant to an Agreement and Plan of Merger (Agreement) by and among the Company, Shadow II, Inc. (a wholly-owned subsidiary of the Company), Logic and all of the stockholders of Logic. As a result of the acquisition, Shadow II became a wholly owned subsidiary of SYS and, therefore, is included in the consolidated financial results of SYS effective for periods subsequent to November 7, 2005.

The merger consideration consisted of $2,000,000 in cash and 445,768 shares of restricted SYS common stock with a value of $2,031,000 based on an average closing price of $4.56. Additional consideration may be earned subject to achieving future revenue and operating income targets.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The following table summarizes the fair values of the assets and liabilities of Logic at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$157,000
Accounts receivable	100,000
Prepaid expenses	38,000
Inventory	519,000
Property, furniture and equipment, net	40,000	2-5
Other assets	17,000
Customer relationships	57,000	5
In process research and development	68,000	Expensed
Backlog	94,000	1
Technology	302,000	5
Trade name	144,000	3
Goodwill	3,267,000
Total assets acquired	4,803,000
Accounts payable	(122,000)
Accrued payroll and related expenses	(83,000)
Other accrued liabilities	(363,000)
Assets acquired less liabilities assumed	4,235,000
Less cash acquired	(157,000)
Net assets acquired	$4,078,000

The excess of the Company’s total acquisition costs of $4,235,000, including transaction costs of $203,000, over the estimated fair value of the net assets acquired was allocated to goodwill as part of the Public Safety, Security and Industrial Systems Group segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Acquisition of cVideo:
On December 2, 2005, SYS acquired all of the assets and assumed certain specified liabilities of cVideo, Inc., a San Diego based provider of interactive video and information analysis products for business surveillance and security applications. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base. The purchase price consisted of approximately $1,868,000 of cash to the seller and various creditors as initial consideration and additional contingent consideration based on future revenue milestones.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The following table summarizes the fair values of the assets and liabilities of cVideo at the date of acquisition:

		Estimated
		Life in
	Value	Years
Accounts receivable	$117,000
Prepaid expenses	30,000
Inventory	261,000
Property, furniture and equipment, net	37,000	2-5
Other assets	22,000
Customer relationships	9,000	5
Technology	71,000	5
Goodwill	1,868,000
Total assets acquired	2,415,000
Accounts payable	(17,000)
Accrued payroll and related expenses	(186,000)
Other accrued liabilities	(214,000)
Net assets acquired	$1,998,000

The excess of the Company’s total acquisition costs of $1,998,000, including transaction costs of $130,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is not subject to amortization but the amount assigned to goodwill is deductible for tax purposes.

Pro Forma Results of Operations:

On December 14, 2004, the Company acquired the assets and assumed certain liabilities of Xsilogy, Inc. (Xsilogy). On January 3, 2005, the Company acquired all of the outstanding securities of Antin Engineering, Inc. (Antin). As discussed above, on August 22, 2005 the Company acquired a business from Web Tech, on November 7, 2005 the Company acquired the outstanding stock of Logic, and on December 2, 2005 the Company acquired the assets of cVideo. The following summary presents pro forma consolidated results of operations for the three and nine month periods ended March 31, 2006 and March 25, 2005 as if all of these acquisitions had occurred as of the beginning of the periods presented and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company. No pro forma information is presented for the three months ended March 31, 2006 because all of the acquisitions had taken place by the beginning of the period.

The pro forma results are unaudited and for illustrative purposes only for the applicable period, and do not purport to be indicative of the actual results which would have occurred had the acquisitions (excluding technology purchases) been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

	March 25, 2005
	As Reported	Pro Forma
Three Month periods:
Revenues	$10,944,000	$14,193,000
Operating income	651,000	1,171,000
Net income	321,000	203,000

Net income per common share:
Basic	$0.04	$0.02
Diluted	$0.03	$0.02
Weighted average shares outstanding:
Basic	8,825,460	9,595,199
Diluted	11,276,234	12,373,953

	March 31, 2006			March 25, 2005
	As Reported	Pro Forma		As Reported	Pro Forma
Nine Month periods:
Revenues	$38,930,000		$40,498,000	$32,513,000	$44,767,000
Operating income (loss)	(525,000)		(1,504,000)	1,831,000	1,957,000
Net income (loss)	(664,000)		(1,538,000)	881,000	446,000

Net income (loss) per common share:
Basic	$(0.06)	$	(0.13)	$0.11	$0.05
Diluted	$(0.06)	$	(0.13)	$0.09	$0.05
Weighted average shares outstanding:
Basic	11,958,144		12,274,810	8,383,598	9,153,337
Diluted	11,958,144		12,274,810	11,044,063	12,141,782

The basic and fully diluted shares outstanding have been adjusted to give effect to the issuance of 323,971 shares at the time of the Antin acquisition, 327,980 shares that were subsequently issued related to contingent consideration for Antin and Xsilogy, and the issuance of 445,768 shares related to the acquisition of Logic.

12. Segment Information:

During the year ended June 30, 2005, the Company reported operating results and financial data for two reporting segments: Defense Solutions Group (DSG) and the Sensor Networking Systems and Products Group (SNG). DSG provided engineering, technical, and financial and management services primarily to U.S. Government customers. SNG was formed subsequent to the acquisition of the assets of Xsilogy to provide wireless sensor network technologies and applications to a broad base of customers including commercial and industrial customers as well as the U.S. Government. In March 2005, the Company formed a Public Safety and Security Division (PSS) as a component for DSG. Antin and Webtech have been included in the DSG segment.

Effective July 1, 2005 the activities of the SNG and PSS were reorganized into a new business group named the Public Safety, Security and Industrial Systems Group (PSSIG). This group became a reportable business segment in place of the SNG for reporting in fiscal year 2006. Revenues in this group include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers. Prior year amounts have been reclassified to reflect the inclusion of SNG and PSS into the new PSSIG segment. Logic and cVideo have been included in the PSSIG segment. The following information is for the three and nine month periods ended March 31, 2006 and March 25, 2005:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Revenue:
DSG	$10,491,000	$10,262,000	$33,564,000	$31,084,000
PSSIG	2,897,000	682,000	5,366,000	1,429,000
Totals	$13,388,000	$10,944,000	$38,930,000	$32,513,000

Income (loss) from operations:
DSG	$(1,448,000)	$839,000	$(281,000)	$1,991,000
PSSIG	(383,000)	(188,000)	(244,000)	(160,000)
Totals	$(1,831,000)	$651,000	$(525,000)	$1,831,000

Capital expenditures:
DSG	$174,000	$89,000	$380,000	$408,000
PSSIG	15,000	--	201,000	--
Totals	$189,000	$89,000	$581,000	$408,000

Depreciation and amortization:
DSG	$324,000	$170,000	$657,000	$396,000
PSSIG	83,000	--	209,000	--
Totals	$407,000	$170,000	$866,000	$396,000

	March 31, 2006	June 30, 2005
Identifiable assets:
DSG	$22,205,000	$22,029,000
PSSIG	13,108,000	2,726,000
Totals	$35,313,000	$24,755,000

Goodwill:
DSG	$4,639,000	$4,583,000
PSSIG	8,469,000	2,726,000
Totals	$13,108,000	$7,309,000

13. Subsequent Event:

Acquisition of Reality Based IT Services, Ltd. (RBIS):

Effective April 2, 2006, SYS acquired all of the outstanding stock of Reality Based IT Services, Ltd. (“RBIS”), a privately held, Laurel, Maryland-based provider of information systems consulting addressing information security issues for the U.S. Department of Defense for approximately $9,364,000 in cash and shares of SYS common stock. RBIS engineers develop, implement, and maintain convergent security services that are delivered by personnel with U.S. Top Secret government clearances. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base.

The transaction was completed pursuant to a Stock Purchase Agreement (SPA) by and between SYS, and the sole stockholder of RBIS. As a result of the acquisition, RBIS has become a wholly owned subsidiary of SYS. Therefore the results of the combined entities will be included in the consolidated financial statements of SYS effective for periods subsequent to March 31, 2006.

The consideration to the seller was funded with $5,636,000 of cash and 963,277 shares of SYS common stock with a value of $3,728,000, or $3.87 per share, based on an average of the closing price of SYS’s common stock for the period two days before and two days after the measurement date. Additional consideration may be earned subject to achieving future revenue and profitability milestones. In addition, the seller will be due up to $375,000 should SYS make an election under the Internal Revenue Code that results in the seller incurring additional income taxes as a result of the election. The acquisition is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired based upon a preliminary determination of fair values at the effective date of the acquisition. An independent valuation will be performed to finalize the purchase price allocation of the assets and liabilities acquired, at which time the preliminary allocation of the purchase price may be revised. Management expects to complete the valuation during the fourth quarter of the current fiscal year.

The allocation of the purchase price is subject to refinement. The following table summarizes the preliminary allocation of the purchase price including an estimate of transaction costs of $274,000.

		Estimated
	Value	Life in Years
Cash	$38,000
Accounts receivable	1,936,000
Prepaid expenses	82,000
Property, furniture and equipment, net	180,000	2-5
Customer relationships	626,000	8
Backlog	171,000	½
Trade name	100,000	3
Non compete agreement	50,000	2
Goodwill	6,822,000
Total assets acquired	10,005,000
Accounts payable	(46,000)
Accrued payroll and related expenses	(310,000)
Notes payable	(11,000)
Net assets acquired	$9,638,000

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to review and consider the various disclosures made by us which advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and in the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-KSB for the year ended June 30, 2005 and other reports and filings made with the Securities and Exchange Commission.

Overview

SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to decision makers. The Company’s tailored solutions deliver enhanced decision-making, asset management and reduction of response times to its customers, which include the Department of Defense, Department of Homeland Security and large industrial, energy, and transportation companies. Built upon standards-based interoperable platforms, SYS Technologies’ solutions utilize software, sensors, digital video broadcast and surveillance technologies, wireless communications networks, decision-support tools and Net-centric technologies. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California, Maryland, Virginia and Washington, DC. For additional information, visit www.systechnologies.com.

We enhance situational awareness in battlefield, environmental disaster and crisis environments for our national security customers. We optimize utilization of remote assets for our industrial, energy and transportation customers. We also provide solution lifecycle support with program, financial, test and logistical services, including classroom and online training.

Historically, our revenues have been generated by providing services to the Department of Defense (DoD). While we are continuing to grow our DoD business, we also have a growing revenue base with other U.S. Government agencies, including the Department of Homeland Security (DHS), Defense Advanced Research Program Administration (DARPA), Defense Systems Information Agency (DISA), municipal and state governments, and Fortune 1000 companies in the industrial marketplace.

The Company has two reportable business segments. The Defense Solutions Group (DSG) and the Public Safety, Security and Industrial Systems Group (PSSIG).

The DSG provides engineering, technical, information systems, and financial management services primarily to U.S. Government customers, including the DoD and other agencies. The business of the DSG can be further categorized into two broad categories, namely (i) Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) and (ii) legacy businesses. The C4ISR business supports agencies and organizations of the DoD and the DHS by providing systems engineering and systems integration, software development, geospatial information systems and situational awareness tools. The legacy business supports a broad spectrum of program management, infrastructure management and business operations functions principally for U.S. Government or DoD customers.

The PSSIG was formed on July 1, 2005 to consolidate the activities previously performed in the (i) Sensor Networking Systems and Products Group (ii) the Public Safety and Security Division and (iii) programs previously captured in the DSG where the activities were focused on public safety and security. This group leverages the capabilities acquired through prior acquisitions together with our other core capabilities including software integration and geospatial information processing. The PSSIG offers a comprehensive solution to our customer base, addressing homeland security and business security issues at the federal, state, and local levels.

The PSSIG draws on technical resources throughout SYS to effect timely and reliable solutions to meet the command and response needs of fire and law enforcement as well as other agencies in crisis environments. The scope of this effort involves the application of existing SYS sensor technology, wireless sensor networking, the application of service oriented internet architectures, information visualization, and decision support technologies. The formation of this group at the beginning of the current fiscal year reflects our commitment to applying our technology base to solving homeland security and homeland defense issues.

During the second quarter we completed two additional acquisitions the results of which are included in the PSSIG operating segment from their date of acquisition:

•
The first, Logic Innovations, Inc. (Logic) is a leading provider of innovative broadcast solutions that ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, satellite, communications and consumer electronics industries. Applications for Logic’s products include the television broadcast industry for the delivery of broadcast content; satellite service providers for the delivery of advanced video and data services over its video networks; corporations for internal distributed learning and/or financial information distribution; and government for use in monitoring and surveillance applications;

•
The second, cVideo Inc. (cVideo) is a developer of software-based integrated digital video applications used in video surveillance, integrated security, and loss prevention solutions for industrial and governmental applications. Specific market segments include point-of-sale, central alarm monitoring, and other video surveillance applications. cVideo’s products utilize patented software-based video compression source code. cVideo’s software applications are designed to make the use of video more practical by improving the usability of video and data to impact the customer’s bottom line. It is the goal of SYS Technologies to make the cVideo product line interoperable with our Vigilys command response system for first responders. SYS will provide the video surveillance package as a value added component to our baseline system.

On April 2, 2006, SYS acquired Realty Based IT Services, Ltd. (RBIS), a provider of Information Technology (IT) security engineering which develops, implements and maintains convergent security services that are delivered by personnel with high level U.S. government clearances.

These acquisitions primarily provide us with enhanced capabilities to pursue a broader cross section of the DoD, DHS and other government markets. As a result we have also expanded our customer base. In the cases of cVideo and Logic, which operate in industries where sales often occur through distributors, we may not be able to pursue their customers with our overall SYS solutions.

Our revenues have grown internally by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base and through acquisitions of other government and non-government technology companies. Our objective is to continue growing revenues organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative, and research and development expenditures related to new business development and the necessary infrastructure to support a larger organization. We plan to selectively acquire businesses and technologies that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, DHS and other government markets, which at the same time, may enable us to achieve our secondary objective of broadening our customer base.. Although there can be no assurances, we expect each of the acquisitions to be capable of being profitable on a stand-alone basis within 2-3 quarters after acquisition. We are currently reviewing additional potential targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund any such acquisitions. Our research and development activities are primarily oriented towards developing the products of our acquisitions with the intent of accelerating the development cycle and increasing sales.

We expect that this operating strategy will continue and we also expect that, with the expanded capabilities we’ve acquired, together with our existing capabilities, we will be able to bid on larger government contracts and programs. We also expect to continue to participate in recompetes on our existing engineering and management contracts. Our rate of revenue growth depends upon many factors, including, among others, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, our ability to develop and launch products, as well as the demand for services or products under our contracts, the funding levels for our contracts, our ability to meet demand for our services or products, and our ability to grow the businesses of our acquired companies.

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

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue.  Currently our mix of contracts consists of approximately 60% prime contracts and 40% subcontracts compared to a mix of 65% prime contracts and 35% subcontracts at March 25, 2005.

As of March 31, 2006, the Company’s delivery order and contract tasking backlog for the DSG business totaled approximately $33.0 million, of which $17.0 million was funded and $16.0 million had been ordered, but not yet funded.  As of March 25, 2005 the delivery order and contract tasking backlog totaled approximately $ 30.0 million, of which $17.0 million was funded and $13.0 million had been ordered, but not yet funded. Backlog yet to be funded is generally funded on an incremental basis. The PSSIG segment backlog as of March 31, 2006 was $1.2 million of which $1.1 million was funded and $.1 million was ordered.

All of our U.S. government contracts are subject to audit and various cost controls and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

EVENTS, TRENDS AND UNCERTAINTIES:

Management currently considers the following events, trends and uncertainties to be important to understanding the financial condition and operating performance of SYS. Almost all of the areas that generate opportunities for SYS also generate risks at the same time. The following demonstrates some of these opportunities and risks for several areas.

•
Contract Type. Federal Government contracting practices tends to run in cycles. The preferred form of contracting varies and ranges from large contracts with multiple subcontractors and wide areas of work scope to small contracts with more specific areas of scope. Unless the Government has a very specific requirement, most of this work is done on an Indefinite-Delivery, Indefinite-Quantity type of contract. In general, the Government is now trending towards issuing large Multiple Award Contracts (“MAC”) where multiple winners continue to compete on a task by task basis. This trend was reinforced through the SeaPort-Enhanced MAC contract that is envisioned to become a key contracting component for Naval Sea Air Command (NAVSEA) in the future and be of great potential benefit to SYS. All tasks awarded under the SeaPort-Enhanced MAC type contracts will be competitively bid among all eligible MAC holders. In addition, the cost plus nature of these tasks reduces performance risks but lowers the opportunity to make larger fees.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and nine month periods ended March 31, 2006 and March 25, 2005:

	Three Months Ended		Nine months Ended
	2006	2005	2006	2005
Cost reimbursable	75%	63%	81%	64%
Time and materials	16%	26%	13%	27%
Fixed price	9%	11%	6%	9%
Total	100%	100%	100%	100%

•
Iraq and Other Crises. The US Government is currently prosecuting a major war effort in Iraq, a major world wide global war on terrorism including troops in Afghanistan and other countries, as well as domestic crises caused by floods, hurricanes and other disasters. The products and services that SYS offers in information connectivity, sensor networking, and command and control provides solutions to the real-time information and communications challenges faced in the efforts to address these crises.

However, defense firms and industry experts are concerned that money spent on Iraq is taking away from funding for these transformational technology solutions. At the same time, defense firms face concerns that existing programs could be cut or significantly slowed down or that their funding could be reallocated to other programs or directly to funding Iraq.

Further, the funding for research and development or purchase of products to assist in dealing with future disasters often suffers while the rescue and rebuilding are in process. Our ability to generate decision support tools which will help in the response to future crises may be recognized but there may not be funding to purchase our products and services and to provide funds to rebuild in disaster areas. We believe that some of our efforts will be accelerated and some will slow down during the rebuilding process.

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

We believe growth in the legacy area will come from the following areas: (i) increasing usage of technology to reduce ongoing support costs, (ii) adoption by the Government of the use of process improvement to achieve cost reduction, (iii) charging lower prices per hour, and (iv) capturing a greater market share. Some of these approaches may result in lower margins.

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

•
Net Centric Warfare. The concept of using Net Centric approaches (an information superiority-enabled concept of operations that generates increased combat power by networking sensors, decision makers, and shooters to achieve shared awareness, increased speed of command, higher tempo of operations, greater lethality, increased survivability, and a degree of self-synchronization) as a force multiplier is gaining momentum. SYS has a number of contracts in this arena which have applications in the DoD, local and state governments, and industrial firms. SYS’s core strengths in the C4ISR and knowledge management arenas coupled with the acquisitions of Polexis, Xsilogy, Antin Engineering and RBIS have provided SYS with key elements for these solutions, including systems and software engineering services, software products and tools, wireless sensor networking products and command response systems. While management believes that we have assembled key technologies and solutions to effectively compete in the Net Centric business as DoD funding continues to increase in this arena, increased attention will also be forthcoming from larger businesses such as Lockheed, General Dynamics, and Northrop Grumman. As discussed before SYS has a pricing advantage over these companies for many areas, but these larger businesses have the advantage of tackling larger programs with a broader scope of work.

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

o
Products. Moving to greater product revenues has great potential for SYS. The primary issue is time. The products have to be effective and timely. It is challenging for a small company to put the effort required into a new product and to do so in a timely fashion while generating quarterly profits. We are also creating the infrastructure to effect product development, marketing, sales, manufacturing and distribution. We have some risk in coming to the market too late or with generating new sales to cover the new expenses. We intend to develop the products in a timely manner and maintain our profitability, but near term quarterly revenue and profit could be impacted if sales are delayed.

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

We are at risk that not all of the acquisitions will be viable and a write down of any of these will be detrimental to quarterly earnings. The recoverability of the carrying value of these assets is assessed on a regular basis. If there is not a significant improvement in the cash flow generated from these assets in a reasonable period of time or other evidence of recoverability, consideration of an impairment charge may be appropriate in a future period in accordance with generally accepted accounting principles.

The operating results for the three and nine month periods ended March 31, 2006 were principally affected by the following additional factors;

Continuing Resolution. All agencies of the Federal government must have appropriated funds by the start of the government’s fiscal year (October 1) to operate. Since Congress seldom completes its appropriations work before October 1, the way to keep the government from shutting down without an appropriations act is by passing a "continuing resolution," (CR) or stop-gap appropriations measure.  If the House, the Senate, and the President are in agreement that a CR is in order, it can be quickly passed and the government continues to operate. Programs and activities may be funded up to the lower of the House-passed level, the Senate-passed level, or the previous year’s rate.

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

This CR process took longer than usual and the consequences to us were severe in that our sponsors typically only fund on an incremental level. As a result, a significant amount of anticipated funding for the second and third quarters was delayed beyond our initial expectations. We estimate that for the nine months ended March 31, 2006, the revenues for contracts affected by the delays in the CR process were approximately $1,000,000 less than if the process had not been delayed. We anticipate that our revenues for the fourth quarter may be increased by up to $400,000 as a result of additional funding on contracts that had been affect the CR process delays in previous quarters.

Navy Marine Corps Intranet Program (NMCI). This is a program where we have been performing in two separate efforts for the Navy. The first effort, which is the one that has grown in the past and will continue to grow in the future, is based on work being performed to evaluate the effectiveness of the program for the Navy. The second effort is more traditional information technology support activities as a subcontractor to EDS for a number of bases in Southern California. This effort of the program has been declining for the past several quarters and all subcontractors have been continuously forced to lower billing rates during this time. As a result both, revenues and margins have deteriorated. During the second quarter of the current fiscal year we made the strategic decision to no longer pursue the tasking on this EDS subcontracting effort and entered into an agreement with a small defense services company for those tasks to be transferred to that company in exchange for royalty payments to SYS based on revenues for the next twelve months. Accordingly, our revenues from that program ceased commencing in the third quarter of this fiscal year. Revenues under this effort were approximately $69,000 and $645,000 for the three and nine month periods, respectively, in 2006 compared to $606,000 and $2,190,000 in the three and nine month periods, respectively, in 2005.

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

Product Development Expenses. During the current fiscal year we have significantly increased our research and development and sales and marketing activities associated with our newly developing product lines. We are currently investing in the following new product activities:

•
BattGuard. This is the SensorWorX based wireless sensor module for utilities to monitor the health of batteries for which we are presently under contract by a major NYSE public utility to deploy BattGuard. Although we had expected to deploy this product in the third or fourth quarter of this fiscal year, we now expect to deploy this product for this customer in the first half of fiscal 2007. Efforts are underway to productize this for the utility vertical markets and to forge strategic alliances with industry channel partners.

•
TTX. This is the SensorWorX based wireless sensor module for biotech and pharmaceutical companies to monitor ultra low temperature freezers containing high value bio materials for which we already have a system deployed for Novartis. Efforts are underway to productize this for the biotech vertical markets and to forge strategic alliances with industry channel partners.

•
Track Tags. We are presently under contract to develop a wireless remote asset tracking product to be used for vehicle tracking. This product utilizes the SensorWorX wireless modules as well as the Xsilogy SkyRamp and datacenter capabilities. We are concurrently working to productize this at pricing levels that will enable us to pursue multiple other market opportunities and are developing channel partner sales and marketing efforts.

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

•
Vigilys. Vigilys is a data interoperability activity coordination solution providing “right-time” situational status and mission execution support for public safety providers. Vigilys is the foundation into which legacy systems and new capabilities are connected for interoperations.  Customers can opt for an end-to-end solution, or leverage current modules with the Vigilys Interoperability Suite.  With this capability we are able to integrate other SYS products, such as SensorWorX, cVideo surveillance and TAPS.  We are currently in discussions with a major water utility that would use the cVideo surveillance products for security purposes and would then also likely deploy our SensorWorX technology to monitor water conditions which would be transmitted to its command center.

In October 2005, SYS delivered Vigilys as part of the Emergency Response Management Network (ERMN), a distributed decision-making and situational awareness platform for the State of California, the Governors Office of Emergency Services (CA-OES) and California Department of Transportation (CALTRANS).

The ERMN is a multi-phased initiative funded jointly by the Department of Homeland Security through its Office of Domestic preparedness and the State of California being led by the CA-OES and CALTRANS. The first phase of the project is an initial proof of concept in advance of future roll-out phases. We had anticipated a more rapid roll-out of this solution for California in the third quarter which we now believe will be in the first half of our next fiscal year. This has been delayed due to lack of funding at the California state level, but we expect that we will be able to market this solution to smaller city and state governments as well as fire departments and other early responder organizations.

Corporate Development Expenses. During the first three quarters we incurred expenses related to public relations activities and marketing expenses to help position SYS in the market place and to provide assistance in staying abreast of long term project opportunities in the government markets.

Acquisitions. We acquired three companies during the nine months ended March 31, 2006 and we acquired RBIS on April 2, 2006. Recurring internal expenses associated with the labor to research, analyze and evaluate these firms is extensive and not a reimbursable cost on our Government contracts so these costs have a direct impact on our profitability. In addition, there is often some overlap in overhead related costs in the period subsequent to the acquisitions until common systems and practices are fully aligned.
Management Summary

Revenues and profits for the three and nine month periods of 2006 were significantly impacted by two major themes. First, we experienced funding delays and uncertainties caused by the continuing resolution process, which resulted in decreased revenues. Second, we have made internal investments in product development and marketing and we have experienced delays in product introductions compared to original plans. As a result, we have incurred significant expenses in the advancement of these technologies into products and related marketing expenses without a corresponding increase in revenues. This resulted in increased SG&A and R&D costs. We anticipate that some of these projects will develop into fully marketable products in the near term and will begin generating revenues. At the same time, we may decide to make further investments into other product development based opportunities. One such area of focus will likely be efforts to fully integrate the capabilities of the Logic Innovations and cVideo technologies together with our SensorWorX network architecture and to our Vigilys product offering.

A consequence of the combination of decreased revenues and the increased expenses noted above was the need to charge to expense the indirect expense rate variances incurred in the third quarter as well as variances incurred and deferred in the two previous quarters of fiscal 2006. As of March 31, 2006, unfavorable indirect expense variances totaled $1,602,000, of which $909,000 was deferred as of December 30, 2005 and $313,000 was deferred as of September 30, 2005. Management determined that it was no longer probable that these variances would be recovered by future contract activity in the remainder of the fiscal year. Accordingly, the $1,602,000 of unfavorable indirect expense variances were charged to expense of which $724,000 was charged to costs of revenues and $878,000 was charged to selling, general and administrative expense. The change in management’s assessment of probable recovery of the indirect expense variances during the current quarter was the result of reductions in projections of direct contract activity in relation to the projections of indirect expenses for the remainder of the current fiscal year. These projections were impacted by delays in new product launches, resulting in reduced revenues and greater development expenses, and additional expenses to support our infrastructure needs.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three and nine month periods ended March 31, 2006 and March 25, 2005 (in thousands):

	Three Months Ended				Nine Months Ended
	2006	%	2005	%	2006	%	2005	%
Revenues	$13,388	100.0%	$10,944	100.0%	$38,930	100.0%	$32,513	100.0%
Operating costs and expenses:
Costs of revenues	11,920	89.0%	8,956	81.9%	32,401	83.2%	27,061	83.2%
Selling, general & administrative	2,555	19.1%	1,288	11.8%	5,359	13.8%	3,512	10.8%
Research and development	744	5.6%	49	0.4%	1,695	4.3%	109	0.4%
Total operating costs and expenses	15,219	113.7%	10,293	94.1%	39,455	101.3%	30,682	94.4%
Income (loss) from operations	(1,831)	-13.7%	651	5.9%	(525)	-1.3%	1,831	5.6%
Other income	35	0.3%	19.2%		93	0.2%	19.1%
Interest expense	(123)	-0.9%	(130)	-1.2%	(313)	-0.8%	(366)	-1.1%
Income (loss) before income taxes	(1,919)	-14.3%	540	4.9%	(745)	-1.9%	1,484	4.6%
Income tax provision (benefit)	(586)	-4.3%	219	2.0%	(81)	-.2%	603	1.9%
Net income (loss)	$(1,333)	-10.0%	$321	2.9%	$(664)	-1.7%	$881	2.7%

Revenues.  For the third quarter of 2006, our revenues increased by approximately $2.5 million or 22% to $13.4 million from $10.9 million for the same period in 2005. The increase in revenues was primarily attributable to the acquisitions of Antin, WebTech, Logic and cVideo which collectively accounted for $2.0 million of revenues during the quarter. Additional increases were derived from support of C4ISR initiatives such as the Composable FORCEnet and Battle Force Composite Network, Integrated Autonomous Network Management and sensor network programs which grew by approximately $800,000 over the prior year. These total increases of approximately $2.8 million were offset by a net $300,000 reduction in revenues on the legacy business programs, all of which were due to planned decreases in activities by those customers and is consistent with management’s expectations of the general trends in our business. For the year to date, our revenues increased by approximately $6.4 million or 20% for the exact same reasons discussed in the quarterly results. Acquisition related revenues added approximately $7.5 million and C4ISR initiatives and sensor network programs added approximately $2.1 million for a total of $9.6 million in increases offset by $3.2 million in decreases in the legacy business.

Revenues by operating segment for the three and nine month periods ended March 31, 2006 and March 25, 2005 (in thousands) are as follows:

	Three Months Ended			Nine Months Ended
	2006	2005	Change	2006	2005	Change
DSG	$10,491	$10,262	$229	$33,564	$31,084	$2,480
PSSIG	2,897	682	2,215	5,366	1,429	3,937
Total revenues	$13,388	$10,944	$2,444	$38,930	$32,513	$6,417

As previously discussed, revenues related to programs previously captured in the DSG, where the activities were focused on public safety and security, have been included in the PSSIG to reflect the nature of the business being performed. The growth in the PSSIG operating segment is primarily attributable to growth from the recent acquisitions of Logic and cVideo which together added revenues of $1,323,000 and $2,002,000 in the three and nine month periods, respectively, and growth in the following programs: (i) Office of Disaster Preparedness (ODP) Interoperable Communications Technology Assistance (ITP) focused on interoperable communications for public safety; (ii) the Joint Warning and Reporting Network (JWARN), a program that provides the military services near real-time operational capabilities to collect, analyze and report nuclear, biological and chemical agent detections, identification, location and warning information; (iii) Composeable FORCEnet used in various homeland security related scenarios including hurricane Katrina relief efforts and other first responder situations and (iv) various contract related revenues developing wireless products incorporating the SensorWorX related products and architecture . All of these programs had significant growth in revenues over the prior year.

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

As a percentage of revenue, costs of revenue were 89.0% for the third quarter of 2006 and 81.9% for the same period in 2005, resulting in gross margins of 11.0% and 18.1%, respectively. For the year to date, costs of revenue were 83.2% and 83.2% for the same period in the prior year, resulting in gross margins of 16.8% in each year. The decrease in the gross margin in the third quarter was primarily due to the following: expense of approximately $724,000 of indirect expense rate variances accumulated through March 31, 2006 of which $253,000 related to indirect expense rate variances deferred from prior quarters; $157,000 of costs related to the refinement of Logic’s purchase price allocation for finished goods which were subsequently sold and charged to expense in the current quarter; and the effect of the increase in the percentage of cost-plus-fee contracts that typically result in lower gross profit margins than other types of contracts. There was no change to the year to date gross margins because the effect of the additional costs of the third quarter were offset by the following circumstances: (i) the current year has a higher proportion of direct labor to total costs, which carries a higher margin than other costs of revenue, (ii) completion of certain fixed price contracts where profit margins improved over the duration of the contract and (iii) the current year includes products based revenues as a result of recent acquisitions, with higher gross margins than the services based business.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses include indirect labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. For the three and nine month periods, SG&A increased by approximately $1.3 million and $1.8 million, respectively, over the same periods in the prior year. These increases were attributable to the following: charging to expense approximately $878,000 of indirect expense rate variances related to SG&A expenses accumulated through March 31, 2006 of which $656,000 related to indirect expense rate variances deferred from prior quarters; investments made to expand our bid and proposal activities, sales and marketing efforts, and in our infrastructure to accommodate the increased scope of business operations from recent growth and acquisitions. We anticipate that we will likely maintain this level of SG&A expenditures during the remainder of fiscal 2006 as we develop new business lines, pursue acquisitions, sales and marketing activities.

Research and Development expenses. Research and development (R&D) expenses for the three and nine month periods in the current year were approximately $700,000 and $1.7 million, respectively, and consisted primarily of burdened labor and materials costs. The incurrence of R&D expenses was made as a strategic decision at the beginning of the current fiscal year. The current R&D activities in process were discussed previously in the events and trends section. We anticipate that we will maintain this level of R&D for future periods as we continue to develop new products. We had no significant product development programs in the prior year.

Income (loss) from operations.  The Company incurred losses from operations of $1.8 million and $525,000 in the three and nine month periods of the current year compared to income from operations of $651,000 and $1.8 million in the three and nine month periods, respectively, in the prior year. This decrease in income from operations is primarily due to the $1,608,000 of charges for indirect expense rate variances in costs of revenues and SG&A and other investments made in SG&A and R&D. The $525,000 current year to date operating loss is not expected to be recovered by an operating profit in the fourth quarter.

We test impairment losses on long-lived assets with definitive lives when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Although our testing of impairment as of March 31, 2006 did not indicate impairment exists, if we continue to incur losses in the future, our impairment tests could result in the recognition of impairment charges and such charges could be material.

Income from operations for the current fiscal year includes share-based compensation expense incurred during the three and nine month periods of approximately $143,000 and $409,000, respectively, which included non-cash expenses associated with stock options granted to employees and the employee stock purchase plan. The recognition of these share-based compensation expenses is in accordance with FASB No. 123R, which was adopted as of the beginning of the current fiscal year.

Interest expense. Interest expense decreased slightly during both the three month and nine month periods as compared to the prior year. This decrease is primarily attributable to the conversion of convertible notes payable into common stock during the current and prior fiscal years.

Income tax provision. The income tax provision (benefit) as a percentage of income (loss) before taxes was 30.5% and 10.9% in the three and nine month periods, respectively, in the current year as compared to 40.6% for the three and nine month periods in the prior year. The change in rates is primarily attributable to certain amounts of share-based compensation expenses recorded in accordance with SFAS 123R which are not deductible for tax purposes and accordingly have a direct impact on the effective tax rate.

Liquidity and Capital Resources

At March 31, 2006, SYS had cash of approximately $6.2 million. This is an increase of approximately $2.8 million from the balance at June 30, 2005. The increase is primarily due to cash provided by financing activities of approximately $8.5 million less cash used by investing activities of approximately $5.2 million of which $4.6 million was used for acquisitions, and cash used by operations of $546,000. The cash provided by financing activities includes the $6.2 million proceeds from the Company’s private placement completed in February 2006.

Net working capital was $10 million at March 31, 2006 compared to $8.1 million at June 30, 2005. The primary reason for the $2.0 million increase in net working capital was the cash provided from the private placement in February 2006. This increase was offset by the $4.6 million of cash used for acquisitions and the classification of $1.9 million of convertible notes payable as current liabilities that had previously been non-current liabilities.

As of March 31, 2006, SYS had notes payable totaling $5.2 million consisting of $1.5 million remaining from a $3.2 million private placement completed during 2004 (excluding $38,000 balance of note discount), $391,000 issued in connection with the acquisition of Polexis, $196,000 issued in connection with the Antin acquisition, and $3.1 million issued in conjunction with the private placement in February 2006. Other than the $3.60 conversion rate on the notes payable issued in February 2006, the conversion rates on the balance of the notes payable are all at prices less than the current market price as of March 31, 2006.

Additions to furniture and equipment were $581,000 year to date due to the acquisition of furniture, equipment and software. SYS establishes a capital expenditures plan each year in connection with its annual budgeting process. SYS estimates that its capital expenditures for its current operations during the 2006 fiscal year will range from $650,000 to $750,000.

On February 14, 2006, SYS completed a private placement of $6,250,000 in a subscription offering of 125 units consisting of common stock and unsecured subordinated convertible notes. Each unit consisted of 6,944 restricted shares of SYS Common Stock at $3.60 per share and a three-year $25,000 unsecured subordinated convertible note payable bearing interest at 10% per annum, payable quarterly. The note holder has the option to convert all but not part of the note at any time prior to maturity into shares of SYS common stock at $3.60 per share, or keep the note until maturity. SYS has a conversion option commencing one year from the date of issuance whereby if the Company’s stock trades at $5.40 per share for at least five consecutive trading days, SYS can force the conversion of the notes then outstanding. SYS issued 868,000 shares of common stock pursuant to this offering. An additional 868,000 shares could be issued if all of the notes are converted into common stock.

One of our regular sources of liquidity is our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had a balance of $1.0 million and had available borrowing capacity of approximately $3.0 million at March 31, 2006.

The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. SYS must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, debt to worth and cash flow coverage. As of March 31, 2006, the Company was in default of the financial covenants related to minimum quarterly net income and the ratio of cash flow to the current portion of long term debt. The lender has granted a waiver of these covenants for the measurement period ended March 31, 2006. The Company is currently in negotiations with the lender to modify the covenants. However, if the covenants are not modified the Company believes that it will be in default of the loan covenants at June 30, 2006. In this event, the Company will seek an additional waiver. However there can be no assurances that a waiver will be obtained and, pursuant to the terms of the loan agreement, the lender could require the Company to repay the outstanding balance and cancel the credit facility.

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

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements through December 28, 2006, the expiration date of the revolving credit agreement. Management intends to extend the expiration date of the current agreement or otherwise negotiate a new line of credit upon the expiration of the current agreement. However, long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash and regain profitability. The Company may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. The loss for the current fiscal year may impact our ability to raise capital or extend the expiration date or our revolving credit agreement.

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

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

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery.

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

Revenues from maintenance and ASP services are recognized ratably over the maintenance term, which is typically one or two years. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

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

Revenue on software products and software-related elements are recognized, in accordance with SOP No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

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

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. If fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of performing the second step, the fair value of a reporting unit is allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. If the implied fair value of the reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. SYS performs its annual testing for impairment of goodwill and other intangible assets in the fourth quarter of each year.

SFAS 144 requires that impairment be tested on long-lived assets with definitive lives when events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets classified as held and used, an impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the Company will recognize as an expense when incurred. The Company measures an impairment loss as the excess of the carrying amount of a long-lived asset or asset group over its fair value.

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

Risks Related to Our Business

We urge you to consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-KSB for the year ended June 30, 2005, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  You should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

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

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that either the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. If assumptions about the probability of recovering deferred variances change, deferred amounts could be expensed and such expenses could have a material adverse effect on the results of operations.

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

We plan to grow our revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other government services and government or commercial technology related companies.  Over the past five years we have hired senior management personnel capable of establishing new business units within SYS.  Rapid expansion through internal growth has required additional capital resources.  We plan to continue this approach to building our government services business.  There can be no assurance that this approach will result in profitability in the future.

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

While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. Our substantial reliance on our revolving line of credit facility with Comerica Bank - California imposes certain limitations on us. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. The net loss reported for the nine months ended March 31, 2006 may further impact our ability to raise capital.

As of March 31, 2006, the Company was in default of the financial covenants under its bank line of credit related to minimum quarterly net income and the ratio of cash flow to the current portion of long term debt. The lender has granted a waiver of these covenants for the measurement period ended March 31, 2006. The Company is currently in negotiations with the lender to modify the covenants, however, if the covenants are not modified and the Company is in default of the loan covenants at June 30, 2006, or the Company is not able to return to profitability, which may create a default in the loan covenants after they are modified, the lender may require the Company to pay the outstanding balance and cancel the credit facility.

There are a large number of shares that may be available for future sale, and the sale of these shares may depress the market price of our common stock.

As of March 31, 2006, we had issued 13,753,119 shares of common stock. Up to 2,248,100 shares of common stock were issuable upon exercise of employee stock options at prices ranging from $1.00 to $4.10 per share, 687,500 shares were issuable upon the conversion of convertible notes from a private placement in 2004 at $2.20 per share, 168,563 shares were issuable upon the conversion of convertible notes from the acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 868,056 were issuable upon the conversion of the convertible note payable from the private placement in 2006 at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants issued in connection with a private placement of securities completed in 2005 exercisable at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology exercisable at $3.87 per share, and 110,000 shares were issuable upon the exercise of warrants issued in conjunction with various transactions exercisable at $4.00 per share. The sale of shares issued upon any conversion of our outstanding convertible notes or the exercise of outstanding options, warrants or the stock purchase agreement could adversely affect the market price of our common stock.

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

As of March 31, 2006, a total of 6,598,020 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own approximately 30.7% of our stock, including stock options and warrants exercisable within 60 days of March 31, 2006; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of March 31, 2006, our directors, executive officers and affiliated persons were the beneficial owners of approximately 30.7% of our common stock, including stock options exercisable within 60 days of March 31, 2006. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of March 31, 2006 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the quarter ended March 31, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

The following table presents scheduled principal payments and related weighted average interest rates of the Company’s long-term fixed rate debt for the fiscal years ended June 30:

	2006	2007	2008	2009	Total	Fair Value (1)
Fixed rate debt	$--	$2,062,000	$--	$3,125,000	$5,187,000	$5,187,000
Weighted average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%

The Company’s $4,000,000 line of credit facility bears interest on outstanding balances at the bank’s prime rate plus .25%. The Company incurred $18,000 and $24,000 of interest on this credit facility in the three months and nine month periods ended March 31, 2006, respectively and the interest for the year ended June 30, 2005 was $29,000. Based on the Company’s recent history of borrowings under this credit facility, if there was a hypothetical 10% adverse change in the average interest rate, the additional interest expense would not have had a material effect on net income for the quarter ended March 31, 2006.

(1) The fair value of fixed-rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a−15(b), as of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a−15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our objective is to ensure that our senior management has timely access to material information that could affect our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, certain changes were implemented in conjunction with the preparation of our 2005 year end financial statements that improved the monitoring controls over the preparation of our comparative statements of cash flows. Those revised controls operated effectively throughout 2006 and in conjunction with the preparation of the March 31, 2006 comparative financial statements resulted in the identification of the need to restate the March 25, 2005 statement of cash flows as discussed in Footnote 1 of the Notes to Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings- NONE.

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

On September 27, 2005, warrants to purchase 50,000 shares of the SYS common stock at a volume weighted average price of $3.87 were issued in conjunction with the acquisition of technology and intellectual property rights from Lomasoft Corporation. The warrants expire in five years and contain piggy-back registration rights. The Company is obligated to use its best efforts to register these shares within one year of the purchase date.

As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy, Inc. was issued 80,000 shares of SYS stock on December 16, 2005 at a value of $376,000.

On November 7, 2005, 445,768 shares of SYS common stock were issued in connection with the acquisition of all of the outstanding stock of Logic Innovations, Inc. These shares were valued based on an average closing price of $4.56 per share.

On February 14, 2006, SYS completed a private placement of $6,250,000 in a subscription offering of 125 units consisting of common stock and unsecured subordinated convertible notes. Each unit consisted of 6,944 restricted shares of SYS Common Stock at $3.60 per share and a three-year $25,000 unsecured subordinated convertible note payable bearing interest at 10% per annum, payable quarterly. The note holder has the option to convert all but not part of the note at any time prior to maturity into shares of SYS common stock at $3.60 per share, or keep the note until maturity. SYS has a conversion option commencing one year from the date of issuance whereby if the Company’s stock trades at $5.40 per share for at least five consecutive trading days, SYS can force the conversion of the notes then outstanding. SYS will immediately issue 868,000 shares of common stock pursuant to this offering. An additional 868,000 shares could be issued if all of the notes are converted into common stock.

Item 3.Defaults Upon Senior Securities
The Company has a bank line of credit facility which provides for borrowings of up to $4,000,000. This facility expires in December 2006, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest (8.0% as of March 31, 2006) at the bank’s prime rate plus 0.25%. As of March 31, 2006, the Company had $1,029,000 of borrowings outstanding under this line of credit. The Company is currently in negotiations with the lender to modify the covenants. However, if the covenants are not modified the Company believes that it will be in default of the loan covenants at June 30, 2006. In this event, the Company will seek an additional waiver. However there can be no assurances that a waiver will be obtained and, pursuant to the terms of the loan agreement, the lender could require the Company to repay the outstanding balance and cancel the credit facility.

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
2.9
Stock Purchase Agreement effective as of April 2, 2006, between SYS and Gary E. Murphy (the sole stockholder of Reality Based IT Services, Ltd.), incorporated by reference from the Form 8-K dated April 6, 2006.

3.1	Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
3.2	Bylaws of SYS filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
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

4.10	Form of Subscription Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated February 14, 2006, and incorporated by this reference.
4.11
Form of Unsecured Subordinated Convertible Note from the Company’s February 14, 2006 Offering, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated February 14, 2006 and incorporated by this reference.

4.12	Form of Subordination Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.3 to the Company’s report on Form 8-K dated February 14, 2006, and incorporated by this reference.
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
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

SYS
(Registrant)

Date:	May 19, 2006	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	May 19, 2006	/s/ Edward M. Lake
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

Dated: May 19, 2006	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: May 19, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 19, 2006	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 19, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer