Form 10-K
SYS
filed 2006-10-04
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

     (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 000-04169

SYS
(Exact name of Registrant as specified in its charter)

California	95-2467354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5050 Murphy Canyon Road, Suite 200, San Diego, California 92123
(Address of principal executive offices) (Zip code)

(858) 715-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value per share
Preferred Stock, $0.50 Par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32.6 million based on the closing price reported on the American Stock Exchange. As of August 30, 2006, the number of shares outstanding of the Registrant’s common stock was approximately 15.4 million, based on information provided by the Registrant’s transfer agent.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of the Annual Report pursuant to General Instruction G(3) to Form 10-K.

SYS
FISCAL YEAR ENDED JUNE 30, 2006

PART I

Item 1. BUSINESS

General

    SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to customers in the Department of Defense (DoD), Department of Homeland Security (DHS), other government agencies and to large industrial companies.  Using interoperable communications software, sensors, digital video broadcast and surveillance technologies, wireless networks, decision-support tools and Net-centric technologies, our technical experts enhance complex decision-making. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California, Virginia and Maryland. For additional information, visit www.systechnologies.com

    We enhance situational awareness in battlefield, environmental disaster and crisis environments for our national security customers. We optimize utilization of remote assets for our industrial, energy and transportation customers. We also provide solution lifecycle support with program, financial, test and logistical services, including classroom and online training.

    Historically, our revenues have been generated by providing services to the DoD. While we are continuing to grow our DoD business, we also have a growing revenue base with other U.S. Government agencies, municipal and state governments, and companies in the industrial/commercial marketplace.

    The Company has two reportable business segments. The Defense Solutions Group (DSG) and the Public Safety, Security and Industrial Systems Group (PSSIG) (See Note 14 in the Notes to Consolidated Financial Statements).

    The DSG provides engineering, technical, information systems, and financial management services primarily to U.S. Government customers, including the DoD and other agencies. The business of the DSG can be further categorized into two broad categories, namely: (i) Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance (C4ISR) and (ii) engineering and program management services. The C4ISR business supports agencies and organizations of the DoD and DHS by providing systems engineering and systems integration, software development, geospatial information systems and situational awareness tools. Engineering and program management services support a broad spectrum of program management, infrastructure management and business operations functions principally for U.S. Government or DoD customers.

The PSSIG was formed on July 1, 2005 to consolidate the activities previously performed in the: (i) Sensor Networking Systems and Products Group; (ii) the Public Safety and Security Division and (iii) programs previously captured in the DSG where the activities were focused on public safety and security. This group leverages the capabilities acquired through prior acquisitions together with our other core capabilities including software integration and geospatial information processing. The PSSIG offers a comprehensive solution to our customer base, addressing homeland security and business security issues at the federal, state, and local levels.

The PSSIG draws on technical resources throughout SYS to effect timely and reliable solutions to meet the command and response needs of fire and law enforcement as well as other first responders. The scope of this effort involves the application of service oriented internet architectures, information visualization, and decision support technologies supplemented with other SYS technologies including digital video/audio broadcasting, video surveillance, and wireless sensor networking. The formation of this group at the beginning of the 2006 fiscal year reflects our commitment to applying our technology base to solving homeland security and homeland defense issues.

Business Strategy

Our business strategy is focused on continuing to develop our core strengths in C4ISR, information technology, systems integration and program and financial management while adding products and capabilities that will allow us to grow our markets in these areas as well as expand into other markets, including commercial/industrial markets. We intend to accomplish this strategy through acquisitions and through productizing capabilities and solutions developed through our engineering services. We believe that this strategy will enable us to diversify our revenue sources, compete for larger DoD programs and grow our operating margins, especially through the inclusion of products. Three key aspects of this strategy are as follows:

o
Timing. The process of transforming from a pure service provider to providing a mix of high technology services and products is targeted to occur in a staged fashion. As the revenues from our engineering and program management services decrease, new revenues from new customers need to be generated in a synchronized fashion;

o
Products. Our objective is to introduce new products to the market place. Given the size of our company, our challenge is to effectively manage the effort required to develop and introduce new products while trying to generate quarterly profits. We have made investments in our infrastructure to enable product development, marketing, sales, manufacturing and distribution. If we come to the market too late or do not generate sufficient sales to cover the expenses associated with new product development, our results of operations and cash flows will be adversely affected. We plan to develop the products in a timely manner and maintain our profitability, but near term quarterly revenue and profit could be impacted if sales are delayed. Our results of operations for the fiscal year ended June 30, 2006 reflect the impacts of making investments in new product development and infrastructure to support additional revenues in advance of sales for these products; and

o
Acquisitions. We intend to expand our capabilities and broaden our markets by acquiring companies that have products or niche service offerings. As we execute on this strategy, we will build the existing infrastructure to accommodate the new organizations and have them adapt to our systems and methodologies. We also intend to invest in the resources and talent needed to recognize and evaluate these opportunities and to value the acquisition opportunities in a fashion that makes this business strategy financially viable.

Growth Strategy

Our revenues have grown organically by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base. Our objective is to continue growing revenues organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative and research and development expenditures to facilitate new business development and to build the necessary infrastructure to support a larger organization. We plan to acquire businesses and technologies that meet our primary objective of providing us with enhanced capabilities in order to pursue a broader cross section of the DoD, DHS and other government markets, which at the same time, may enable us to achieve our secondary objective of broadening our customer base. We are currently evaluating potential targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund any such acquisitions. Our research and development activities are primarily oriented towards further developing the products acquired from our acquisitions and where applicable, integrating those products into other solutions, with the intent of accelerating the development cycle and increasing sales.

We anticipate that this strategy will allow us to bid on larger government contracts and programs. We also expect to re-compete on our existing engineering and management contracts. Our rate of revenue growth depends upon many factors, including, among others, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, our ability to develop and launch products, the funding levels for our contracts, our ability to meet demand for our services or products and our ability to grow the businesses of our acquired companies.

Recent Acquisitions and Technology Purchases

On March 31, 2004, SYS acquired all of the outstanding stock of Polexis, a privately held, San Diego-based provider of advanced data management software in support of enterprise operations and mission-critical decision-making. Polexis provides the DoD with information tools that transform time-critical and rapidly changing data into information that is delivered to decision makers. Polexis solutions offered customers’ real-time access to and analysis of vital information, improving the speed and effectiveness of operations.

On December 16, 2004, SYS acquired all of the assets of Xsilogy, a privately held, San Diego-based provider of wireless sensor network technologies and applications. Xsilogy developed and marketed low-cost wireless sensor modules, infrastructure products and software for creating, deploying and managing large machine-to-machine networks in industrial applications.

On January 6, 2005, SYS acquired all of the outstanding stock of Antin, a defense contractor that provided information technology, C4ISR, and technical support services.

Effective August 22, 2005, the Company acquired the assets of Web Technologies, LLC (Web Tech). The purpose of the acquisition was to further the Company’s goal of acquiring technology companies which expand our products and customer base.

On September 27, 2005, the Company entered into an agreement to purchase certain technology and intellectual property rights related to the ForceViz technology of Lomasoft Corporation

On November 7, 2005, SYS acquired all of the outstanding stock of Logic Innovations, Inc. (Logic), a privately held, San Diego-based provider of solutions that helped to ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, communications and consumer electronics industries.

On December 2, 2005, SYS acquired all of the assets and assumed certain specified liabilities of cVideo, Inc., a San Diego-based provider of interactive video and information analysis products for business surveillance and security applications.

On April 2, 2006, SYS acquired Realty Based IT Services, Ltd. (RBIS), a provider of Information Technology (IT) security engineering which developed, implemented and maintained convergent security services that are delivered by personnel with high level U.S. government clearances.

Productization Strategy

By taking advantage of our experience in systems analysis, requirements definition and system operations, SYS is developing new solutions for both military command and control and commercial management decision support needs. This approach utilizes information technology, artificial intelligence, logic and advanced visualization techniques to develop knowledge management tools. The objective is to leverage both SYS and customer subject matter expertise to make more effective decisions.

To date we have successfully developed two such solutions in the area of decision support, namely; The Assessment Profiling System (TAPS) and Vigilys™, which includes our flagship family of software products: Vigilys Commander, Vigilys Conductor and Vigilys Responder Mobile.

TAPS is an advanced graphical visualization system coupled with a state space logic engine to provide a web-based information service for real-time assessment of key metrics that contribute to decision making.

The Vigilys™ applications can be used to more effectively manage incident response operations and enable efficient sharing of time critical information between responders in the field and supporting operations centers, and between cooperating private, local, county, state, federal, and DoD agencies.

Future productization efforts will likely include integrating other SYS products and services as part of the Vigilys™ solution, such as Logic’s broadcast digital audio/video products, cVideo’s video surveillance products, WebTech’s e-learning solutions and TAPS decision support tools into a comprehensive solution that can be offered as a total solution or as separate modules depending on the needs of the customer.

In addition, we are looking at further product enhancement opportunities for our existing products and solutions as well as seeking other new products in other engineering areas where we can help our customers solve their current problems at a lower cost.
U.S. Government Contracts

We have derived a majority of our revenues from contracts with government agencies, the vast majority of which are with the Federal Government, under which we act as a prime or subcontractor. During fiscal 2006, approximately 94% of our total annual revenues were derived from contracts with government agencies. During fiscal 2005 and 2004, we did not record any material revenues related to commercial customers as substantially all of our annual revenues were derived from contracts with government agencies. We intend to focus on retaining and trying to increase the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue and makes us less dependent on other prime contractors.  Our mix of contracts in which we acted as a prime contractor verses a subcontractor during fiscal 2006 and 2005 consisted of the following:

	2006	2005
Prime contractor	60%	56%
Subcontractor	40%	44%
Total	100%	100%

Our cost of revenues are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Further, with the recent inclusion of products based companies such as Logic and cVideo, our cost of revenues will be affected by the cost and availability of materials and components, product mix and other fixed and variable costs. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual allowable costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts such as fixed price contracts, however, the margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

Contract backlog

As of June 30, 2006, the Company’s delivery order and contract tasking backlog totaled approximately $34.1 million, of which $23.4 million was funded and $10.7 million had been ordered, but not yet funded.  As of June 30, 2005, the Company’s delivery order and contract tasking backlog totaled approximately $25.4 million, of which $15.5 million was funded and $9.9 million had been ordered, but not yet funded.

All of our U.S. government contracts are subject to audit and various cost controls and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

Components and Raw Materials

Much of the products business conducted by SYS to date consists primarily of component assembly and integration where we contract with third parties to build product specific components or we purchase standard off the shelf components both of which are delivered to our facilities where we complete the product assembly and quality assurance phases prior to shipping to our end customers. We are not dependent on any one vendor as a source of the components nor are there any rare or hard to procure components in our product bill of materials.

Industry Overview

DSG

Spending by the U.S. Government on information technology and services supporting the use of information technology is increasing. Several trends suggest that spending will continue to rise, including the following:

• U.S. Government’s pursuit of procurement reform;
• U.S. Government’s need to transform legacy technology;
• Focus on efficiency requiring more technology as its base;
• Staffing crisis resulting in increased use of outsourcing; and
• Bush Administration’s commitment to technology transformation and consolidation.

President Bush’s fiscal year (FY) 2007 defense budget requests $439.3 billion in DoD discretionary budget authority, a 7% increase over FY 2006. The 2007 budget supports substantial investments in advanced technology to provide advantages over our enemies, particularly in remote sensing and high-performance computing. This includes investments in communications improving connectivity between troops and their commanders well beyond the field of battle. C4ISR capabilities, information communications and transformation are some of the key areas of focus for the DoD’s technology spending.

We believe opportunities for growth can be found in the following areas:

• C4ISR
• Defense IT
• Knowledge management
• Systems integration
• Training/simulation

SYS has historically targeted these areas for growth with engineering service solutions and in the past two years has begun to further supplement this growth with targeted products. Our first products were in the areas of knowledge management and training/ simulation which were software based products developed internally. Through its acquisitions SYS has added both service and product capabilities in: software development; decision support systems; video surveillance; digital audio video broadcast products and solutions; network security solutions; on line training solutions and wireless sensor networking products.

PSSIG

President Bush’s fiscal year 2007 budget request for the DHS represents $42.7 billion in funding, an increase of 6% over the previous year. The request reflects recent organizational reforms and program changes to ensure that the department’s policies, operations, and structures remain mission-focused and well-aligned to meet evolving threats.

The proposed budget request supports Homeland Security Secretary Michael Chertoff’s agenda for a department that is organized around mission, eliminates duplication, and disciplined in risk management. Central to the department’s budget are five themes:  increasing overall preparedness and strengthening the Federal Emergency Management Agency (FEMA); strengthening border security and reforming immigration; enhancing transportation security through more efficient and secure system controls; improving information sharing; and strengthening the department’s organization in order to maximize performance.

SYS’s initial focus is in the areas of increasing overall preparedness and improving information sharing. We are addressing this through the deployment of our Vigilys™ solution. The Vigilys™ solution can be used to more effectively manage incident response operations and enable efficient sharing of time critical information between responders in the field and supporting operations centers, and between cooperating private, local, county, state, federal, and DoD agencies.

We believe that America's first line of defense in any terrorist attack is the "first responder" community - local police, firefighters, and emergency medical professionals. Additionally, we believe properly trained and equipped first responders have the greatest potential to save lives and limit casualties after a terrorist attack. Currently, capabilities for responding to a terrorist attack vary widely across the country. Many areas have little or no capability to respond to terrorist attacks using weapons of mass destruction. Even the best prepared states and localities do not possess adequate resources to respond to the full range of terrorist threats.

Facts About First Responders

•	There are over 1 million firefighters in the United States, of which approximately 750,000 are volunteers;
•	local police departments have an estimated 556,000 full-time employees including about 436,000 sworn enforcement personnel;
•	sheriffs' offices reported about 291,000 full-time employees, including about 186,000 sworn personnel; and
•	there are over 155,000 nationally registered emergency medical technicians.

Mutual Aid Agreements: Support for First Responders Outside Major Metropolitan Areas

Terrorists can strike anytime, anywhere. Crop dusters, power generating plants, dams and reservoirs, crops, livestock, trains and highways are among the resources that could be targets. Homeland security in the heartland is just as important as homeland security in America's largest cities.

First responders from communities outside major metropolitan areas who must protect large geographic areas with small populations face many response challenges. In fact, over half of our firefighters protect small or rural communities of fewer than 5,000 people. Many of these communities rely upon volunteer departments with scarce resources. Fewer than 10% of counties surveyed by the National Association of Counties said they are prepared to respond to a bioterrorist attack.

An important strategy to build capability in communities outside major metropolitan areas is to develop mutual aid agreements to share resources. First responders from smaller communities need assistance in organizing and developing the unified command and control procedures and protocols necessary for operationally sound mutual aid. These agreements will enable neighboring jurisdictions to share specialized resources, rather than duplicate them in every jurisdiction.

Our strategy is to deploy Vigilys™ in as many of these cities and agencies as possible and ultimately sell “add-on” capabilities such as Logic’s broadcast digital audio/video products, cVideo’s video surveillance products, WebTech’s e-learning solutions and TAPS decision support tools.

Customers

SYS is engaged in multiple contracts as both a prime and subcontractor. Our customers include (but are not limited to) the following:

Defense	Other Government	Industrial/Commercial
U.S. Navy:	DHS	American Honda Motor Co., Inc.
NAVSEA	Delaware County, PA	Fox Networks
SPAWAR	California Office of	General Electric Corporation
NAVAIR	Emergency Services	HBO
ONR	California Department of	IntelSat
Other DoD Entities:	Transportation	Lehigh University
DARPA		Motorola
Missile Defense Agency		Orange County Public Schools
NASA		PanAmSat
DISA		Pratt & Whitney
Lockheed-Martin		Primemedia
Northrop Grumman		Sempra Energy
L-3 Communications -Titan		Southern California Edison
Corporation		United Airlines
Boeing		Volkswagen of America
Cubic Corporation

Sales and Marketing

DSG

SYS markets its engineering services directly to governmental agencies through its headquarters and regional offices. Each office responds to the needs of customers and looks for new business opportunities which match our technical skills and competency. We often team, either as a prime or subcontractor, with other companies when bidding on government contracts. We use multiple distribution channels to market our products and services including:

• Our website;
• Direct outbound sales efforts;
• Competitive bidding; and
• Strategic teaming arrangements and OEM’s.

During the past year we have supplemented this internal marketing approach through third party business development efforts based in Washington, D.C. These efforts are focused on longer term business development activities that will position SYS to compete on larger and more diverse programs that will be announced for competition over the next few years. A key to success in this strategy is to have a third party firm that is fully conversant in the entire range of SYS product and services capabilities such that SYS can be positioned to bid on and be a competitive vendor for these services based programs.

PSSIG

In July 2005, SYS hired a Senior Vice President of Sales and Marketing to develop a comprehensive sales and marketing program for all of the business capabilities within this group. To date much of the effort has been oriented towards (i) defining the markets and the target customers within those markets; (ii) prioritizing the current products and services in terms of which have near term market opportunities versus longer term opportunities; (iii) identifying strategic business partners that are already serving those markets and customers so that SYS can form strategic relationships with those firms that would provide access to the customers without SYS having to develop its own channels; (iv) developing sales and marketing collateral materials to promote and market these products and services and (v) creating visibility for SYS’s solutions to prospective end users and obtaining their feedback as we begin the process of launching and rolling out products to the market.

To this end, SYS has made expenditures in the past year to initiate building a sales and marketing organization which consisted principally of hiring personnel with sales and marketing expertise in our targeted markets and to help further develop and expand the selling capabilities and strategies of the acquired businesses.

Research, Engineering and Development Expenses

During fiscal 2006 we have significantly increased our research, engineering and development (R&D) activities associated with our newly developing product lines. R&D expenses for the years ending June 30, 2006 and 2005 were $3.6 million and $0.7 million, respectively. We did not incur any significant R&D expenses in fiscal year 2004.

During the past year we have invested in new product activities, including the following:

•
Vigilys™. Vigilys™ is a software application providing “right-time” situational status and mission execution support for public safety providers. Vigilys is the foundation into which legacy systems and new capabilities are connected for interoperations.  Through this capability we intend to integrate other SYS products, such as Logic’s broadcast digital audio/video products, cVideo’s video surveillance products, WebTech’s e-learning solutions, our own proprietary TAPS decision support tools and SensorWorX based sensor technologies.

•
The Assessment Profiling System (TAPS). TAPS is a software application for enhanced decision support in complex environments. TAPS is an advanced graphical visualization system coupled with a state space logic engine to provide a web-based information service for real-time assessment of key metrics that contribute to decision making.

In October 2005, SYS provided a beta version of our Vigilys™ solution for evaluation, as part of the Emergency Response Management Network (ERMN), a distributed decision-making and situational awareness platform for the State of California, the Governors Office of Emergency Services (CA-OES) and California Department of Transportation (CALTRANS).

In May 2006, SYS released its new flagship family of software products: Vigilys Commander, Vigilys Conductor and Vigilys Responder Mobile that together make up the Vigilys™ solution. The Vigilys™ solution can be used to more effectively manage incident response operations and enable efficient sharing of time critical information between responders in the field and supporting operations centers, and between cooperating private, local, county, state, federal, and DoD agencies.

In September 2006, SYS announced that VigilysTM will be deployed in Delaware County, Pennsylvania as part of a pilot project under a contract worth approximately $0.5 million. VigilysTM will be deployed in three Delaware County townships that include police, fire and emergency management.

In January 2006, SYS announced an award for a Phase III Small Business Innovation Research (SBIR) Indefinite Delivery/Indefinite Quantity (ID/IQ) contract by the Naval Air Systems Command Training Systems Division with a potential value of $75 million over five years. This contract, which can be used by all government agencies, provides an opportunity for matching SBIR program funding for the continuing application and commercialization of SYS’ readiness assessment decision support products and specifically TAPS.

Competitive Conditions

Nearly all of our business is awarded through competitive procurements. The engineering and management services industry consists of hundreds of companies with which SYS competes and who can provide the same or similar type of services. Many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

SYS has many competitors who compete for the same customers. They are competent, experienced and continuously working to take work and projects away from SYS. These competitors range in size from small businesses to multi-billion dollar corporations. Much of our business is long term and continuous. We recognize that the SYS niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches.

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

Large DoD Contractors. Large DoD contractors, such as Lockheed-Martin, Northrop Grumman, L-3 Communications, Raytheon and others, represent serious competition to SYS in areas of systems engineering and in-service engineering. These and others compete in information systems and communications. Large management consulting firms compete with us for management consulting, strategic planning and information technology work. These companies also team with smaller companies. Companies in this category include Booz, Allen & Hamilton, Bearing Point and Accenture. These large companies can rely upon considerable monetary and labor resources to win government contracts. They are broadly focused in the types of work they will seek to obtain and are often teamed with small businesses and minority-owned businesses in subcontract arrangements.

Small Business DoD Contractors. Small business DoD contractors are generally more focused in their contracting strategies. They have fewer resources unless teamed with larger competitors. However, according to DoD policy, a certain portion of DoD work is set aside for small businesses, creating an environment of fierce competition among these companies for the allocated work.

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

Intellectual Property and Other Proprietary Rights

SYS has filed for a number of copyright protections on several of its products. In addition, we have also registered a number of trademarks to protect our intellectual property.

In connection with the acquisition of the net assets of Xsilogy, SYS acquired two issued patents and numerous filed pending patents. The two issued patents are in the fields of flow sensors and sensing pressure. The patents pending are in the fields of sensors and sensor network architecture.

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

Environmental Laws

The Company primarily provides services to government and industry.  The Company also builds products, primarily through integrating components developed by third parties but does not manufacture any products at this time. Therefore, environmental laws have not materially affected the Company.

Employees

On June 30, 2006, we employed 404 full-time employees and 45 part-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within SYS. We believe our employee relations are good.

Code of Ethics

We have adopted a code of business conduct and ethics for all employees, including our Finance department and those with financial oversight responsibility, including our Chief Executive Officer and Chief Financial Officer, known as the Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on our website at www.systechnologies.com.

We intend to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.

Available Information

Our Internet address is www.systechnologies.com. We make available free of charge through our internet site all of our reports, including 10-K, 10-KSB, 10-Q, 10-QSB, 8-K and 14A, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, the (Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Cautionary Note Regarding Forward-Looking Statements

All statements other than those of historical facts included in this Annual Report on Form 10-K, including those related to our financial outlook, liquidity, goals, business strategy, project plans and objectives of management for future operating results, are forward -looking statements with in the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements can be identified by the use of words such as "intends, anticipates, believes, estimates, projects, forecasts, expects, plans and proposes." We believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions. There are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements contained in Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

We urge you to consider the following risk factors and all other information contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  You should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

We depend upon a single customer, the U.S. Government, for the majority of our revenues, and a decrease in its demand for our services, or pricing modifications by prime contractors, might harm our operating results.

Currently, a substantial part of our business is work we do for the U.S. Government. Even though the amount of business we receive from this customer is growing and we have negotiated multiple-year contracts that include option and award years, budget changes in Congress or the U.S. Government could have a significant and adverse effect on us. In addition, we do not know whether the U.S. Government will exercise each option or award year available on a contract. Depending on the contract, we may perform as a prime contractor or as a subcontractor to another prime contractor. In cases where we perform as a subcontractor, we may be subject to price modifications required by the prime contractor. Such price modifications, if not mitigated by a corresponding reduction of costs, could have a negative impact on our profitability.

A significant number of our customers are government agencies which are subject to unique political and budgetary constraints and have special contracting requirements that may affect our ability to obtain other new government customers.

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

In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain particular contracts. Common requirements in government contracts include bonding, provisions permitting the purchasing agency to modify or terminate the contract at-will and without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

 The U.S. Government has a program that encourages and sometimes requires large prime contractors to use small businesses. The U.S. Government restricts the competition on some contracts to qualifying small businesses. Some of our contracts and subcontracts have been awarded based on our eligibility as a small business. The definition of a small business depends on the type of product or service being provided. The U.S. Government uses North American Industry Classification System (NAICS) codes to classify the small business size standards for all industries. One of our primary NAICS codes was for engineering services, and beginning in fiscal year 2005, we no longer qualified as a small business using this code. However, we still qualify as a small business using several other NAICS codes. In addition, the small business contracts currently held by us do not terminate as a result of our no longer qualifying as a small business under any specific NAICS Code, and any option years on these contracts are also not affected by a change in small business status. Nevertheless, it is possible that our future revenues may be adversely impacted by our recent growth and consequent failure to qualify as a small business under certain NAICS codes.

 Our inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our employees and their customer relationships, as well as our proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret claims, as well as with our confidentiality procedures and employee contract provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may not prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property. Our employees, customer relationships and intellectual property may not provide us with a competitive advantage adequate to prevent competitors from entering the markets for our products and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and it is possible that we would not detect an infringement or misappropriation of our proprietary rights. Even if we were to detect an infringement or misappropriation of our proprietary rights, litigation to enforce these rights would be costly and would cause us to divert financial and other resources from our normal business operations.

 The departure of certain key personnel could affect the financial condition of SYS due to the loss of their expertise and customer relationships.

Certain key employees are intimately involved in our business and have day-to-day relationships with critical customers. Competition for highly skilled business, product development, technical and other personnel is intense, and we may not be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees with the exception of our CEO.

 We face numerous competitors, and as a result, we may not get the business we seek.

We have many competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take projects away from us. Many of our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products and services than are available to us.

 We must comply with numerous U.S. Government regulations.

As a government contractor, we must comply with, and we are affected by, various government regulations. Changes in these regulations could affect our operating results, and we could be subject to penalties for failure to comply with them. Among the most significant of these regulations are:

•
The Federal Acquisition Regulations and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with certain types of contracts;

•	government cost accounting standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Accuracy of indirect billing rates is critical.

Our provisional indirect billing rates are approved at least annually by the Defense Contract Management Agency (DCMA) after being reviewed by the Defense Contract Audit Agency (DCAA).  These rates can differ from our actual indirect rates.  We budget to have our actual indirect rates as close as possible to our government approved indirect rates at fiscal year end.  Throughout the year, management assesses how these rates compare to forecasted rates for the year.  If a variance is expected to exceed the amount to be billed, provisions for such variance are recognized at that time.

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by planned contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. If assumptions about the probability of recovering deferred variances change, deferred amounts could be expensed and such expenses could have a material adverse effect on the results of operations.

We rely on subcontractors whose performance could have an adverse impact on our relationships with our customers and our operating results.

We regularly employ subcontractors to assist us in satisfying our contractual obligations. We could have disputes with subcontractors concerning a number of issues, including the quality and timeliness of their work, a decision on our part not to extend task orders or issue new task orders under a subcontract, or our hiring of former personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily deliver agreed-upon services on a timely basis could materially and adversely impact our ability to perform our obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders, which in turn could also have a material impact on our results of operations.

If we are unable to obtain or maintain security clearances, we may not be able to perform certain work.

If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may be adversely affected. Certain government contracts require our facilities and some of our employees to maintain security clearances. If we lose or are unable to obtain security clearances required for a particular contract, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a contract, we may not derive the revenue anticipated from that contract. Any such reduction in revenue, if not replaced with revenue from other contracts, could seriously harm our operating results.

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

There are risks associated with our planned growth, such as a possible inability to manage our growth.

We plan to grow our revenues and profits by adding to our existing customer base through organic growth and by the acquisition of other government services and government or commercial technology related companies. Over the past five years we have hired senior management personnel capable of establishing new business units within SYS. Rapid expansion through internal growth has required additional capital resources. We plan to continue this approach to building our business. There can be no assurances that such an approach will result in profitability in the future.

We believe that we can also grow through the acquisition of other government services companies and government or commercial technology related companies that have product offerings which may be sold to both commercial and government customers. The acquisition of other companies and growing those businesses is uncertain and contains a variety of business risks, including: integration, cultural differences, the retention of key personnel, competition, protection of intellectual property, industry changes and others. We intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel. We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash and/or equity and debt financing transactions. Our ability to use our stock as an acquisition currency may be limited because the trading volume in our stock has been low, our stock price has been volatile, and our stock may not maintain a price sufficient to support transactions without excessive dilution.

Our future results could be adversely affected by various significant non-cash charges, which could impair our ability to achieve or maintain profitability in the future.

We have recorded significant non-cash charges in the past and will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. We may also incur non-cash charges in future periods related to impairments of long-lived assets. During fiscal 2006, we recorded non-cash impairment charges of approximately $1.3 million. To achieve profitability in the future, we must grow our revenue sufficiently to cover our business expenses. Our failure to achieve profitability in the future could cause our stock price to decline and may lead to additional impairment charges.

We have very limited funds upon which to rely for adjusting to business variations and for growing new businesses.

While we are likely to look for new funding to assist in the acquisition of businesses, it is uncertain whether such funding will be available. Our substantial reliance on our revolving line of credit facility with Comerica Bank - California imposes certain limitations on us, such as complying with financial covenants. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. We may not be successful in raising additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. The net loss reported for the fiscal year ended June 30, 2006 may further impact our ability to raise capital.

We may violate financial covenants under our line of credit which could have a material adverse effect on our liquidity and financial condition.

SYS must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, quarterly net income, ratio of Senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of cash flow to the current portion of long-term debt. As of June 30, 2006 the Company was in technical default of the financial covenants related to minimum quarterly net income, the ratio of cash flow to the current portion of long term debt, and the ratio of Senior debt to EBITDA. The lender has granted a waiver of these covenants for the measurement period ended June 30, 2006. On September 27, 2006, the lender amended the terms of the line of credit to eliminate the minimum quarterly net income covenant, current assets to current liabilities covenant and ratio of Senior debt to EBITDA covenant and modify the tangible effective net worth covenant and cash flow coverage ratio covenant. We anticipate we will be in compliance with the modified covenants through the expiration date of the credit facility based on our operating budget for fiscal 2007. We intend to renew or replace the credit facility prior to the expiration date. If we are not able to remain in compliance with the financial covenants, the lender may require the Company to pay the outstanding balance and cancel the credit facility which would have a material impact on our financial condition, results of operations and cash flows.

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of June 30, 2006, we had issued 15,352,622 shares of common stock. Up to 1,924,050 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.23 to $4.90 per share, 687,522 shares were issuable upon the conversion of convertible notes from the February 2004 Offering at $2.20 per share, 168,563 shares were issuable upon the conversion of convertible notes from the acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 868,056 shares were issuable upon the conversion of convertible notes from the February 2006 Offering at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants issued in connection with the May 27, 2005 Offering at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology at $3.85 per share, 100,000 shares were conditionally issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology at $3.87 per share, 110,000 shares were issuable upon the exercise of warrants issued in connection with various transactions at $4.00 per share, 20,000 shares were issuable upon the exercise of warrants issued for services rendered to SmallCap Corporate Advisors, LLC at $2.44 per share and up to 818,750 shares contingently issuable under earn-out provisions in various acquisition transactions. Shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

There is a limited market for our common stock which could impact your ability to sell your shares.

Our common stock is traded on the American Stock Exchange. Trading in our common stock has been sporadic, and at present, there is a limited market for the stock. We cannot predict whether a stronger market will develop. Even if such a market does develop, it may not be sustained. There are no analysts currently covering the Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of June 30, 2006, a total of 7,120,981 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of June 30, 2006, our directors, executive officers and affiliated persons beneficially own approximately 34.2% of our common stock, including stock options exercisable within 60 days of June 30, 2006. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

•	Elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger; sale of assets or other corporate transactions; and

•	control the outcome of any other matters submitted to the shareholders for vote.

As a result of their ownership and positions, our directors, executive officers, and affiliated persons, collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers and affiliated persons, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES

As of June 30, 2006, we have a total of approximately 89,000 square feet of office space under various operating leases at various locations in California, Maryland and Virginia, including approximately 15,000 square feet of office space at our headquarters in San Diego, California. These leases expire at various dates through 2011. (See Note 8 of the Notes to Consolidated Financial Statements.) We believe the existing space is presently adequate to support our operations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 3, 2005, our Common Stock has been traded on the American Stock Exchange under the symbol “SYS”. Prior to that date, our Common Stock was traded in the over-the-counter market. The ranges of high and low quotations during our two most recent fiscal years are as follows:

Fiscal Year 2006	High	Low
First Quarter	$4.33	$2.61
Second Quarter	$5.98	$3.34
Third Quarter	$4.25	$3.35
Fourth Quarter	$3.95	$2.70

Fiscal Year 2005
First Quarter	$2.15	$2.85
Second Quarter	$2.25	$2.80
Third Quarter	$2.50	$3.90
Fourth Quarter	$2.45	$3.05

Since January 3, 2005, the source for these quotations was the prices quoted by the American Stock Exchange. The sources of these quotations through the end of the second quarter in 2005 were stock brokerages that made a market in our stock and other brokerages representing both bidders and sellers.

As of September 15, 2006, there were approximately 708 holders of record of our Common Stock.

No cash dividends have been paid on our Common Stock during our two most recent fiscal years and SYS does not intend to pay cash dividends on its Common Stock in the immediate future.

Item 6. SELECTED FINANCIAL DATA

Our selected consolidated financial data for each of the five fiscal years for the period ended June 30, 2006 is set forth below. The selected financial data for each of the years in the three-year period ended June 30, 2006, and as of June 30, 2006 and June 30, 2005, are derived from the Consolidated Financial Statements that have been included in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 30, 2004, 2003 and 2002, the years ended June 30, 2003 and 2002 are derived from the Consolidated Financial Statements that have not been included in this Annual Report on Form 10-K.

	2006 (1)	2005 (1)	2004 (1)	2003	2002
Statement of operations data:
Revenues	$55,861,000	$45,769,000	$34,895,000	$24,767,000	$16,822,000
Income (loss) from continuing operations	$(1,743,000)	$1,407,000	$992,000	$(320,000)	$497,000
Loss from discontinued operations	$--	$--	$--	$(472,000)	$(618,000)
Net income (loss)	$(1,743,000)	$1,407,000	$992,000	$(792,000)	$(121,000)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.16	$0.15	$(0.06)	$0.12
Loss from discontinued operations	$--	$--	$--	$(0.09)	$(0.15)
Net income (loss)	$(0.14)	$0.16	$0.15	$(0.15)	$(0.03)
Shares used in computing basic per share amounts	12,691,426	8,655,053	6,663,449	5,179,398	4,192,340

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.15	$0.13	$(0.06)	$0.11
Loss from discontinued operations	$--	$--	$--	$(0.09)	$(0.12)
Net income (loss)	$(0.14)	$0.15	$0.13	$(0.15)	$(0.01)
Shares used in computing diluted per share amounts	12,691,426	11,206,360	8,471,964	5,179,398	4,875,943

Balance sheet data:
Working capital	$7,267,000	$8,051,000	$5,189,000	$3,166,000	$3,452,000
Goodwill	$18,575,000	$7,309,000	$5,452,000	$--	$84,000
Other intangible assets, net	$3,446,000	$1,188,000	$595,000	$--	$--
Total assets	$42,206,000	$24,755,000	$17,717,000	$7,671,000	$6,127,000
Long-term debt	$3,875,000	$2,409,000	$3,550,000	$1,161,000	$1,367,000
Preference stock	$--	$--	$--	$70,000	$70,000

(1) See Note 13 in the Notes to Consolidated Financial Statements regarding acquisitions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

To the extent that the information presented in this Annual Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends, anticipates, believes, estimates, projects, forecasts, expects, plans and proposes”.

We believe that the expectations reflected in these forward-looking statements are reasonable. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this Annual Report on Form 10-K as a result of specified factors, including those set forth in Item 1A-Risk Factors.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

Revenues and profits for the fiscal year ended June 30, 2006 were significantly impacted by three major themes. First, we experienced funding delays which resulted in decreased revenues for certain programs. Second, we made internal investments in product development and marketing and experienced delays in bringing certain products to market compared to original plans. We anticipate that some of these projects will develop into fully marketable products in the near term and will begin generating revenues. We may decide to make further investments into other product development based opportunities. One such area of focus will likely be efforts to fully integrate the capabilities of our broadcast digital audio/video, video surveillance, TAPS and e-learning with our VigilysTM solution offering. Third, we recorded asset impairment charges of approximately $1.3 million and inventory write-downs of approximately $0.2 million.

Our business areas that encompass engineering and program management services have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown. We anticipate that this trend will continue as the DoD continues to implement their Information Transformation strategy focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness on such programs as Composable FORCEnet and Battle Force Composite Network and Integrated Autonomous Network Management.

Despite the trend of lower revenues related to our engineering and program management services, we believe there are potential growth opportunities that still exist in the following areas: (i) increasing usage of technology to reduce ongoing support costs, (ii) adoption by the Government of process improvement to achieve cost reductions, (iii) winning additional business by charging lower prices per hour, and (iv) capturing a greater market share in our current customer base by providing a wider range of services and products. However, some of these approaches may result in lower margins for SYS in the future.

Our cost of revenues are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts and are additionally affected by the mix of product sales revenue verses services revenue. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the fiscal years ended June 30, 2006, 2005 and 2004:
	2006	2005	2004
Cost reimbursement	77%	70%	65%
Time and materials	15%	20%	32%
Fixed price	8%	10%	3%
Total	100%	100%	100%

The following table sets forth certain items, including consolidated revenues for the fiscal years ending June 30, 2006, 2005 and 2004:
	2006	2005	2004	2006	2005	2004
Statement of operations data:		Dollars		Percentage of revenue
Revenues	$55,861,000	$45,769,000	$34,895,000	100.0%	100.0%	100.0%
Cost of revenues	45,465,000	37,418,000	28,749,000	81.4%	81.8%	82.4%
Selling, general and administrative expenses	7,613,000	4,866,000	4,103,000	13.6%	10.6%	11.8%
Research, engineering and development expenses	3,578,000	691,000	--	6.4%	1.5%	--
Impairment charges	1,267,000	--	--	2.3%	--	--
Income (loss) from operations	(2,062,000)	2,794,000	2,043,000	(3.7%)	6.1%	5.8%

Other (income) expense, net	369,000	434,000	226,000	0.6%	0.9%	0.6%
Income(loss) before income taxes	(2,431,000)	2,360,000	1,817,000	(4.3%)	5.2%	5.2%
Income tax (benefit) provision	(688,000)	953,000	825,000	(1.2%)	2.1%	2.4%
Net income (loss)	$(1,743,000)	$1,407,000	$992,000	(3.1%)	3.1%	2.8%

Revenues by reportable segment for years ending June 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
DSG	$48,954,000	$43,323,000	$34,895,000
PSSIG	6,907,000	2,446,000	--
Total	$55,861,000	$45,769,000	$34,895,000

Results of Operations

Fiscal Year 2006 vs. Fiscal Year 2005

Revenues.  Revenues increased by approximately $10.1 million or 22% to $55.9 million during fiscal 2006. The increase in revenues was primarily attributable to the acquisitions of Antin, WebTech, Logic, cVideo and RBIS, which collectively accounted for $8.3 million of the revenue increase during the year. Additional increases of approximately $5.7 million were derived from support of C4ISR initiatives such as the FORCEnet Assessments and Decision Support Systems and Integrated Autonomous Network Management. These total increases of approximately $14.0 million were offset by a net $4.0 million reduction in revenues related to our engineering and program management services, all of which were due to planned decreases in activities by those customers and are consistent with management’s expectations of the general trends in our business.

As previously discussed, revenues related to programs previously captured in the DSG, where the activities were focused on public safety and security, have been included in the PSSIG to reflect the nature of the business being performed. The growth in the PSSIG operating segment is primarily attributable to growth from the recent acquisitions of Logic and cVideo which together added revenues of approximately $3.0 million in fiscal 2006 and growth in the following programs: (i) Office of Disaster Preparedness (ODP) Interoperable Communications Technology Assistance (ITP) focused on interoperable communications for public safety; (ii) the Joint Warning and Reporting Network (JWARN), a program that provides the military services near real-time operational capabilities to collect, analyze and report nuclear, biological and chemical agent detections, identification, location and warning information; (iii) Composable FORCEnet used in various homeland security related scenarios including Hurricane Katrina relief efforts and other first responder situations. All of these programs have experienced growth in revenues over the prior year.

Cost of revenues.  Cost of revenues include all direct costs such as labor, materials and subcontractor costs.  Costs of revenues also include indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue.

As a percentage of revenue, cost of revenues were 81.4% and 81.8%for fiscal 2006 and 2005, respectively, resulting in gross margins of 18.6% and 18.2% for fiscal 2006 and 2005, respectively. Gross margins are affected by the mix of contract types as well as the mix of contracts in which we act as a prime contractor versus a subcontractor and are additionally affected by the mix of product sales revenue verses services revenue. During fiscal 2006, the percentage of cost-plus fee type contracts, which usually carry lower risk and lower margins, increased 7%, offset by (i) the percentage of contracts in which we act as a prime contractor, which generally earn higher margins, which increased 4% during fiscal 2006 and (ii) increased product sales in fiscal 2006, which also generally earn higher gross margins than services revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. During fiscal 2006, SG&A increased by approximately $2.7 million or 56% over the prior year. These increases were attributable to the following: (i) increased spending for our infrastructure support consisting principally of labor and fringe expenses of approximately $744,000 to accommodate the increased scope of business operations from recent growth and acquisitions; (ii) increased spending for sales and marketing efforts consisting principally of labor and fringe expenses of approximately $679,000; (iii) increased amortization expense attributable to acquisitions of approximately $516,000; and (iv) increased audit, legal and other professional related expenses of approximately $319,000. We anticipate that we will likely maintain this level of SG&A expenditures as we expand our sales and marketing efforts, develop new business lines and pursue acquisitions.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses for fiscal year 2006 were approximately $3.6 million as compared to approximately $0.7 million in the prior year. The increase in these expenses was partially attributable to a strategic decision at the beginning of the fiscal year regarding development and enhancing existing technology and also R&D expenses incurred as a result of the acquisition of Logic and cVideo.. We anticipate that we will maintain this level of R&D for future periods as we continue to develop new products.

Impairment Charges. During the fourth quarter management made a decision to suspend efforts to sell or further develop technology associated with SensorWorX products, which are included in the operations of the PSSIG segment. As a result, we assessed the impact of this decision on our ability to recover the carrying value of our long-lived assets in this segment and also considered the impact during our annual impairment analysis of goodwill.

As a result of this assessment, we identified an impairment in the PSSIG segment of approximating $1.2 million of which, $0.5 million was a reduction of identified intangible assets, $0.6 million was a reduction to goodwill and $0.1 million was related to the write down of certain fixed assets. In addition, we recorded an impairment charge of $0.1 million to write down the carrying value of the Forceviz software purchased in September 2005 based on an evaluation which indicated that future cash flows would not be sufficient to recover the carrying value of the asset. The total amount recorded for impairment during the fourth quarter was approximately $1.3 million.

In conjunction with management’s decision to suspend efforts to sell products related to SensorWorX , we considered the recoverability of other assets related to the PSSIG segment and determined that an adjustment was necessary to reduce the carrying value of related inventory to the lower of cost or market, which resulted in a charge to cost of sales approximating $0.2 million.

Income (loss) from operations.  The Company incurred a loss from operations of ($2.1) million as compared to income from operations of $2.8 million in the prior year. This decrease in income from operations is primarily due to the $1.3 million impairment charge, discussed above, as well as increases in SG&A expenses, and R&D expenses noted above.

Income (loss) from operations for the current fiscal year includes total share-based compensation expense of approximately $527,000, which included non-cash expenses associated with stock options granted to employees and the employee stock purchase plan and additional shares issued to former Antin shareholders. The $527,000 was classified in the accompanying Statement of Operations in the category of cost applicable to the employee labor cost. The recognition of these share-based compensation expenses is in accordance with SFAS No. 123(R), which was adopted as of the beginning of the current fiscal year.

Other (income) expense. Other (income) expense decreased $65,000, or 15%, to $369,000. The decrease is due to a net increase in interest expense related to the issuance of approximately $3.1 million in convertible notes in February 2006, partially offset by the conversion of convertible notes during the fiscal year. The increase in interest expense was offset by increased interest income earned on the cash proceeds from the convertible notes and equity securities issued in February 2006 while the cash proceeds remained in interest bearing accounts prior to distribution.

Income tax (benefit) provision. The income tax (benefit) provision for fiscal 2006 was ($688,000) versus $953,000 in fiscal 2005. The primary difference in our effective tax rate for fiscal 2006 versus fiscal 2005 relates to nondeductible share-based compensation expense as a result of adopting SFAS No. 123 (R) at the beginning of fiscal 2006.

Fiscal Year 2005 vs. Fiscal Year 2004

Revenues.  For the fiscal year ended June 30, 2005, our revenues increased 31% to $45.8 million from $34.9 million for the same period in 2004. The increase in revenues was primarily attributable to the acquisitions of Polexis and Antin which together provided $10.3 million of the $10.9 million in net revenue growth. The remaining net increase was derived from increases in support of C4ISR initiatives such as the Composable FORCEnet and Battle Force Composite Network which grew by $3.2 million or 36% over the prior year. These increases were offset by a net $2.6 million reduction in revenues related to our engineering and program management services, primarily in the NMCI, UNREP and MSS programs, all of which were due to planned decreases in activities by those customers.

Cost of revenues.  Cost of revenues include all direct costs such as labor, materials and subcontractor costs.  Cost of revenues also include indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs are correlated to changes in revenue as resources are consumed in the production of that revenue.

As a percentage of revenue, cost of revenue was 81.8% for 2005 as compared to 82.4% for the same period in 2004 resulting in gross margins of 18.2% and 17.6% respectively.   The increase in margins is due to a slightly higher composition of direct labor costs in 2004 which carries a higher margin than other contract costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. Although the actual dollar amounts of SG&A have increased by approximately $0.8 million from $4.1 million to $4.9 million, G&A has decreased as a percentage of revenues due to the growth in revenues. The spending increase is due to investments made to expand our infrastructure to accommodate the increased scope of business operations from recent growth and acquisitions.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses for fiscal year 2005 were $0.7 million. We did not incur any material R&D expenses in fiscal 2004. The increase in R&D expenses in fiscal 2005 was primarily the result of the acquisition of Xsilogy in fiscal 2005.

Income from operations.  Income from operations as a percentage of revenues increased from 5.8% in the prior year to 6.1% in the current year. This increase is primarily due to the 31% revenue growth which results in the reduction of SG&A costs as a percentage of revenues.

Other (income) expense. Other expense increased $208,000, or 92.0% to $434,000. The increase in other expense primarily related to increased interest expense, which increased to $474,000 in 2005 from $262,000 in 2004. This increase is primarily attributable to increased interest expense from the convertible notes issued by the Company in fiscal 2004 through a private placement and in connection with the Polexis acquisition. The increase is further attributable to the accretion of a debt discount related to the private placement.

Income tax provision. The income tax provision increased 16% to $953,000 in 2005 from $825,000 in 2004. The effective tax rate was 40.4% for 2005 versus 45.4% in the same period in 2004. The prior year’s tax rate was higher due to a change in estimate for tax refunds receivables and prepaid taxes.

Dividends. There were no dividends authorized or paid in 2005. For 2004, there was $4,000 in dividends paid on our preference stock.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and more recently through use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income tax receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $7.3 million at June 30, 2006 compared to $8.1 million at June 30, 2005. The significant changes to working capital during 2006 were as follows:

•
We funded our acquisitions primarily from debt/equity financing and partially from working capital.  The opening balance sheets of the acquired businesses increased current assets by $3.1 million (primarily consisting of $2.1 million of accounts receivable and $0.8 million of inventory), excluding the use of cash for the acquisition, and increased current liabilities by $1.4 million (primarily consisting of $0.7 million of accrued payroll).  The $10 million of cash used for the acquisitions was partially offset by $1 million from the line of credit used for the acquisition and the use of proceeds from the private placement in February 2006.

•	$1 million of the proceeds from the line of credit that was used for the acquisition of RBIS was subsequently converted to an installment note payable over four years.

Although the $0.7 million of the current portion of convertible debt at June 30, 2005 was converted into common stock during 2006, an additional $1.5 million of convertible notes became current during the year.

Cash and cash equivalents decreased $1.4 million during fiscal 2006 to $2.1 million, as of June 30, 2006. The decrease was primarily due to the following:

▪	$10.4 million in payments for acquisitions;

▪	$0.9 million in expenditures for property and equipment.

Offset by:

▪	$3.1 million in proceeds from the issuance of convertible notes;

▪	$3.0 million in proceeds from common stock issuance in a private placement;

▪	$1.9 million in proceeds from borrowings under our line of credit;

▪	$1.2 million in proceeds from the exercise of stock options and warrants; and

▪	$0.7 million in proceeds from issuing stock under the employee stock purchase plan.

As of June 30, 2006, SYS had convertible notes payable totaling $5.2 million consisting of $1.5 million remaining from a $3.2 million private placement completed during 2004 (excluding $28,000 balance of note discount), $391,000 issued in connection with the acquisition of Polexis, $196,000 issued in connection with the Antin acquisition, and $3.1 million issued in conjunction with the private placement in February 2006. Other than the $3.60 conversion rate on the notes payable issued in February 2006, the conversion rates on the balance of the notes payable are all at prices less than the market price as of June 30, 2006. If the convertible notes are not converted into shares of SYS common stock, we will be required to repay in cash $2.1 million of the convertible notes that mature in fiscal 2007 and $3.1 million that mature in fiscal 2009.

On February 14, 2006, SYS completed a private placement of $6,250,000 in a subscription offering of 125 units consisting of common stock and unsecured subordinated convertible notes. Each unit consisted of 6,944 restricted shares of SYS Common Stock at $3.60 per share and a three-year $25,000 unsecured subordinated convertible note payable bearing interest at 10% per annum, payable quarterly. The note holder has the option to convert all but not part of the note at any time prior to maturity into shares of SYS common stock at $3.60 per share, or keep the note until maturity. SYS has a conversion option commencing one year from the date of issuance whereby if our stock trades at $5.40 per share for at least five consecutive trading days, SYS can force the conversion of the notes then outstanding. SYS issued 868,000 shares of common stock pursuant to this offering. An additional 868,000 shares could be issued if all of the notes are converted into common stock.

One of our regular sources of liquidity is our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had an outstanding balance of $0.9 million at June 30, 2006. The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months. During fiscal 2006 and in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the revolving line of credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest or $250,000 annually for the fiscal years 2007 through 2010. As a result of the borrowing for the RBIS acquisition, the amount available under the line of credit was reduced to $3.0 million and consequently, the remaining available borrowing capacity on the revolving line of credit facility was approximately $2.1million at June 30, 2006.

We must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, quarterly net income, ratio of Senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of cash flow to the current portion of long-term debt. As of June 30, 2006, we were in technical default of the financial covenants related to minimum quarterly net income, the ratio of cash flow to the current portion of long term debt, and the ratio of Senior debt to EBITDA. The lender has granted a waiver of these covenants for the measurement period ended June 30, 2006. On September 27, 2006, SYS and the lender agreed to amend the terms of the line of credit to eliminate the minimum quarterly net income covenant, current assets to current liabilities covenant and ratio of senior debt to EBITDA covenant and modify the tangible effective net worth covenant and cash flow coverage ratio covenant. We anticipate we will be in compliance with the modified covenants through the expiration date of the credit facility based on our operating budget for fiscal 2007. We intend to renew or replace the credit facility prior to the expiration date.

We have the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the sub facility subject to minimum advance amounts and duration under the LIBOR option. The loan is collateralized by all of our assets including accounts receivable. Borrowings are limited to 80% of our billed accounts receivable that are less than 90 days old.

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements for at least the next twelve months. In order for the line of credit to be available for working capital purposes after December 28, 2006, an extension of the expiration date must be obtained. Management and the lender are currently in negotiations to renew the line of credit to extend the expiration date to December 31, 2007. Although management believes it is probable that the line of credit will be renewed and extended, in the event the credit facility is terminated, we have sufficient cash on hand to repay the amounts outstanding under the line of credit. The maturity dates of principal amounts owed under the $1.0 million term note with this lender would not be affected by the termination of the line of credit. However, in the event of termination, the covenants currently applicable to the line of credit would remain applicable to the term note for as long as amounts are outstanding. Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash through debt and equity financing transactions and regain profitability. We may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. The loss for the current fiscal year may impact our ability to raise capital or extend the expiration date of our line of credit.

Commitments (amounts in 000’s)
	Total	2007	2008	2009	2010	2011	Thereafter
Convertible notes (1)	$6,167	$2,534	$312	$3,321	$--	$--	$--
Note payable (1)	1,174	325	304	283	262	--	--
Operating leases	4,022	1,660	1,191	798	229	133	11
Total	$11,363	$4,519	$1,807	$4,402	$491	$133	$11
(1) Includes principal and interest

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Critical Accounting Policies

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition. The majority of our revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed on these contracts by the Company’s employees and subcontractors and from pass-through of costs for materials. Revenue on cost-plus-fee and fixed price contracts is recorded as contract allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contract allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred.

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

The Company also recognizes revenue from the sale of hardware, hardware products which include software that is more than incidental, hardware and software maintenance agreements, and Application Service Provider (ASP) services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collection is reasonably assured.

Revenue from product sales is generally recognized upon shipment, or once all applicable criteria have been met in accordance with Staff Accounting Bulletin No 104 (“SAB 104”). Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue from maintenance and ASP services are recognized ratably over the service term, which is typically one or two years. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Certain agreements include multiple deliverables or elements for products, software and or services. Accordingly, the Company separates its deliverables into units of accounting in accordance with the provisions of Emerging Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” using the residual method. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

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

Indirect Expense Rate Variance. SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year, indirect rates are applied using actual costs incurred.

Accounts receivable. Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final DCAA audit of our overhead rates, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide an allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, SYS has not required significant allowances for these risks.

Since our primary customer is the U.S. Government, SYS historically has not recorded significant charges for bad debt expense. Bad debt charges, if needed, are recognized in the period in which they are identified.

Income taxes. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation and Impairment Review of Acquired Intangible Assets and Other Long-Lived Assets. We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and account for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development, if any, is recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our intangible assets with finite lives are amortized using a method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their useful lives of one to fifteen years.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In accordance with SFAS 144, when a long-lived asset or intangible asset is abandoned or is determined to be impaired, the carrying value or amount of impairment is charged to expense in the period of abandonment or the period the impairment is identified.

Goodwill. Goodwill, which is equal to the excess of cost over the fair value of acquired net assets and identifiable intangible assets, has been recorded in conjunction with several of the Company's business combinations, is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company tests goodwill for impairment in the fourth quarter and whenever indications of an impairment are identified.

Software development costs. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). To date, there has been only a short time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software. Consequently, the Company has not capitalized any software development costs under the provisions of SFAS No. 86.

Research and Development. The Company expenses all applicable research and development costs as incurred.

Share-Based Compensation: As of July 1, 2005 we account for our employee stock purchase plan (ESPP), stock plans and other forms of share-based compensation under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair value of our share-based compensation was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our share-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning July 1, 2007 and we are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial condition or results of operations.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning July 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for us beginning July 1, 2007. We do not believe the initial adoption will have a material impact on our financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of June 30, 2006 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the year ended June 30, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of June 30, 2006, we had $0.9 million of variable rate debt outstanding under our credit facility and $1.0 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate of 7.87% per annum on our combined line of credit and term note would have decreased our operating cash flows for the year ended June 30, 2006 by approximately $0.1 million.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $5.2 million (book value of $5.2).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and related notes thereto, together with the report of our independent registered public accounting firm, are included in Part IV of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Internal Controls

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in the Registrant’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” in the Registrant’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrants fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrants fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Audit Fees” of the Registrant’s Proxy Statement, which will be filed with the SEC within 120 days after the end in the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
Exhibit No.	Description
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

2.7
Agreement and Plan of Merger effective as of November 7, 2005 among SYS, Shadow II, Inc., a wholly owned subsidiary of SYS, Logic Innovations, Inc. and the stockholders of Logic Innovations, Inc., filed as Exhibit 2.7 to the Company’s report on Form 10-Q for the quarter ended December 30, 2005 and incorporated by this reference.

2.8
Asset Purchase and Sale Agreement effective December 2, 2005 among SYS, cVideo, Inc. and certain of the stockholders of cVideo, Inc., FILED AS Exhibit 2.8 to the Company’s report on From 10-Q for the quarterly period ended December 30, 2005 and incorporated by this reference.

2.9
Stock Purchase Agreement effective as of April 2, 2006, between SYS and Gary E. Murphy (the sole stockholder of Reality Based IT Services, Ltd.), incorporated by reference from the Form 8-K dated April 6, 2006.

3.1	Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.
3.2	Bylaws of SYS incorporated by reference from our Registration Statement on Form SB-2 filed on May 24, 2002.
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

4.3
Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by the Company with the California Secretary of State on August 15, 1996, and included in Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 24, 2002, and incorporated by this reference.

4.4	Form of Subscription Agreement from the January 2002 Offering, filed as Exhibit 4.1 to this Company’s Registration Statement on Form SB-2 dated May 24, 2002 and incorporated by this reference.
4.5	Form of Convertible Note from the January 2002 Offering, filed as Exhibit 4.2 to this Company’s Registration Statement on Form SB-2 dated May 24, 2002.
4.6
Form of Subscription Agreement from the February 2004 Offering (Convertible Note from December 2003 Offering included), filed as Exhibit 4.3 to this Company’s Registration Statement on Form SB-2 dated April 19, 2004 and incorporated by this reference.

4.7
Securities Purchase Agreement, from the May 27, 2005 offering, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.1 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

4.8
Registration Rights Agreement, from the May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.3 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

4.9
Form of Warrant to be issued by SYS to the investors in connection with the Securities Purchase Agreement from May 27, 2005 Offering, filed as exhibit 10.2 to Form 8-K filed on June 3, 2005 and incorporated by this reference.

4.10
Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as Exhibit 99.1 to the Company’s report on Form 8-K filed August 18, 2005 and incorporated by this reference.

4.11	Form of Subscription Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated February 14, 2006 and incorporated by this reference.
4.12
Form of Unsecured Subordinated Convertible Note from the Company’s February 14, 2006 Offering, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated February 14, 2006 and incorporated by this reference.

4.13	Form of Subordination Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.3 to the Company’s report on Form 8-K dated February 14, 2006, and incorporated by this reference.
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
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

10.8	Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as exhibit 99.1 to Form 8-K filed August 18, 2005.
21.1	List of all subsidiaries of SYS incorporated by reference from our Registration Statement on Form SB-2 filed on June 23, 2005.
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
By: /s/ Clifton L. Cooke, Jr.	Date: 9/29/06
CLIFTON L. COOKE, JR.
President and Chief Executive Officer

By: /s/ Edward M. Lake	Date: 9/29/06
EDWARD M. LAKE
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David A. Derby	Date: 9/29/06
DAVID A. DERBY
Chairman

By: /s/ John M. Burns	Date: 9/29/06
JOHN M. BURNS
Director

By: /s/ Clifton L. Cooke, Jr.	Date: 9/29/06
CLIFTON L. COOKE, JR.
Director

By: /s/ Alfred M. Gray, Jr.	Date: 9/29/06
ALFRED M. GRAY, JR.
Director

By:/s/ John R. Hicks	Date: 9/29/06
JOHN R. HICKS
Director

By:/s/ Gail K. Naughton	Date: 9/29/06
GAIL K. NAUGHTON
Director

By:/s/ Thomas A. Page	Date: 9/29/06
THOMAS A. PAGE
Director

By: /s/ Charles E. Vandeveer	Date: 9/29/06
CHARLES E. VANDEVEER
Director

SYS AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SYS:

We have audited the accompanying consolidated balance sheets of SYS and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYS and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and accordingly, has changed its method of accounting for share-based compensation.

/s/ KPMG LLP

San Diego, California
September 29, 2006

SYS AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30,
	2006	2005
ASSETS
Current Assets
Cash	$2,106,000	$3,485,000
Accounts receivable, net	13,966,000	10,992,000
Inventories	558,000	97,000
Prepaid expenses	526,000	166,000
Income tax refund receivable	836,000	--
Total current assets	17,992,000	14,740,000

Furniture, equipment and leasehold improvements, net	1,717,000	1,169,000
Intangible assets, net	3,446,000	1,188,000
Goodwill	18,575,000	7,309,000
Deferred taxes	210,000	--
Other assets	266,000	349,000
Total assets	$42,206,000	$24,755,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$899,000	$--
Accounts payable	2,106,000	1,216,000
Accrued payroll and related expenses	3,074,000	2,954,000
Income taxes payable	--	138,000
Other accrued liabilities	1,280,000	1,058,000
Deferred taxes	671,000	562,000
Current portion of convertible notes payable, related party	992,000	388,000
Current portion of convertible notes payable	1,080,000	319,000
Current portion of note payable	250,000	--
Deferred revenue	373,000	54,000
Total current liabilities	10,725,000	6,689,000

Convertible notes payable, net of current portion, related party	975,000	973,000
Convertible notes payable, net of current portion	2,150,000	1,436,000
Note payable, net of current portion	750,000
Other long-term liabilities	99,000	4,000
Deferred taxes	--	249,000
Total liabilities	14,699,000	9,351,000

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250,000 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000,000 shares authorized;
15,352,622 and 10,623,049 shares issued and outstanding
as of June 30, 2006 and 2005, respectively	26,638,000	12,792,000
Retained earnings	869,000	2,612,000
Total stockholders’ equity	27,507,000	15,404,000

Total liabilities and stockholders’ equity	$42,206,000	$24,755,000

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004

Revenues	$55,861,000	$45,769,000	$34,895,000

Operating costs and expenses:
Cost of revenues	45,465,000	37,418,000	28,749,000
Selling, general and administrative expenses	7,613,000	4,866,000	4,103,000
Research, engineering and development expenses	3,578,000	691,000	--
Impairment charges	1,267,000	--	--
Total operating costs and expenses	57,923,000	42,975,000	32,852,000

Income (loss) from operations	(2,062,000)	2,794,000	2,043,000

Other (income) expense:
Other income	(132,000)	(40,000)	(36,000)
Interest expense	501,000	474,000	262,000
Total other (income) expense	369,000	434,000	226,000

Income (loss) before income taxes	(2,431,000)	2,360,000	1,817,000

Income tax (benefit) provision	(688,000)	953,000	825,000

Net income (loss)	$(1,743,000)	$1,407,000	$992,000

Preference dividend requirements	--	--	4,000
Net income applicable to common stockholders	$(1,743,000)	$1,407,000	$988,000

Net income (loss) per share:
Basic	$(0.14)	$0.16	$0.15
Diluted	$(0.14)	$0.15	$0.13

Weighted average shares outstanding:
Basic	12,691,426	8,655,053	6,663,449
Diluted	12,691,426	11,206,360	8,471,964

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(1,743,000)	$1,407,000	$992,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,381,000	692,000	347,000
Bad debt expense	35,000	--	--
Inventory impairment	206,000	--	53,000
Impairment charges	1,267,000	--	--
Share-based compensation expense - options	527,000	51,000	--
Share-based compensation expense - Polexis acquisition	--	67,000	67,000
Accretion of debt discount	40,000	43,000	14,000
Deferred taxes	(548,000)	(24,000)	810,000
Gain on disposition of equipment	--	(14,000)	--
Stock contributed to employee benefit plan	574,000	137,000	168,000
Changes in operating assets and liabilities:
Accounts receivable	(882,000)	(1,594,000)	(923,000)
Income tax refund receivable	(836,000)	--	477,000
Inventories	172,000	14,000	--
Prepaid expenses	(271,000)	345,000	(39,000)
Other assets	--	--	26,000
Accounts payable	677,000	(598,000)	80,000
Accrued payroll and related expenses	(570,000)	(299,000)	(253,000)
Income taxes payable	(138,000)	377,000	150,000
Other accrued liabilities	59,000	79,000	28,000
Deferred revenue	83,000	(15,000)	--
Net cash provided by operating activities	33,000	668,000	1,997,000

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(852,000)	(637,000)	(181,000)
Cash paid for acquisitions, net of cash acquired	(10,414,000)	(955,000)	(2,243,000)
Proceeds from sale of furniture and equipment	--	2,000	--
Liquidation of investment	90,000	--	--
Other	(65,000)	(114,000)	--
Net cash used for investing activities	(11,241,000)	(1,704,000)	(2,424,000)

Cash Flows from Financing Activities:
Net line of credit borrowings (payments)	1,899,000	--	(638,000)
Payments of notes payable and other borrowings	(100,000)	(745,000)	(480,000)
Payments on capital lease obligations	--	(10,000)	(26,000)
Excess tax benefit from stock option exercises	61,000	--	--
Payments of dividends	--	--	(4,000)
Payment for conversions and redemption of preference stock	--	--	(60,000)
Debt issuance costs	--	(26,000)	(13,000)
Proceeds from convertible notes payable	3,069,000	--	1,600,000
Issuance of stock to employee stock purchase plan	746,000	194,000	185,000
Proceeds from exercise of stock options and warrants	1,184,000	50,000	416,000
Proceeds from common stock issued in private placement, net	2,970,000	2,899,000	1,587,000
Net cash provided by financing activities	9,829,000	2,362,000	2,567,000

Net increase (decrease) in cash	(1,379,000)	1,326,000	2,140,000

Cash at beginning of year	3,485,000	2,159,000	19,000

Cash at end of year	$2,106,000	$3,485,000	$2,159,000
See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$489,000	$413,000	$127,000
Cash paid for income taxes	$772,000	$524,000	$193,000

Supplemental disclosure of non-cash investing and financing activities:

Acquisitions:
Fair value of assets acquired	$19,280,000	$4,625,000	$8,892,000
Less cash acquired	(669,000)	(124,000)	(1,276,000)
Less other liabilities assumed	(1,280,000)	(1,319,000)	(1,850,000)
Less notes payable issued and other liabilities	(217,000)	(845,000)	(1,952,000)
Less common stock and warrants issued	(6,700,000)	(1,382,000)	(1,571,000)
Cash paid	$10,414,000	$955,000	$2,243,000

Common stock issued on conversion of notes payable	$1,084,000	$697,000	$285,000
Common stock issued on conversion of preference stock	$--	$--	$10,000
Common stock issued for other accrued liabilities	$--	$--	$82,000
Common stock issued upon cashless exercise of stock options- 56,555, 61,154 and 53,155 shares issued in fiscal 2006, 2005 and 2004, respectively	$200,000	$196,000	$108,000

See accompanying notes to consolidated financial statements

.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
					Common
					Stock to be
	Series B Preferred		Common Stock		Issued for	Retained
	Shares	Amount	Shares	Amount	Liability	Earnings	Total

Balance July 1, 2003	69,781	$70,000	5,425,790	$2,710,000	$82,000	$217,000	$3,079,000
Cash dividends on 9% Series B preference stock, dividend at $0.06 per share	--	--	--	--	--	(4,000)	(4,000)
Shares issued to ESOP	--	--	95,878	168,000	--	--	168,000
Shares issued to ESSP	--	--	126,036	185,000	--	--	185,000
Shares issued for legal settlement	--	--	41,325	82,000	(82,000)	--	--
Exercise of stock options	--	--	196,167	166,000	--	--	166,000
Exercise of warrants	--	--	250,000	250,000	--	--	250,000
Conversion of notes payable	--	--	282,778	285,000	--	--	285,000
Conversion and redemption of preference stock	(69,781)	(70,000)	5,969	10,000	--	--	(60,000)
Shares issued for cash, net	--	--	1,000,005	1,716,000	--	--	1,716,000
Shares issued for acquisition	--	--	697,973	1,571,000	--	--	1,571,000
Net income	--	--	--	--	--	992,000	992,000
Balance June 30, 2004	--	--	8,121,921	7,143,000	--	1,205,000	8,348,000

Shares issued to 401K plan	--	--	51,131	137,000	--	--	137,000
Shares issued to ESSP	--	--	93,351	194,000	--	--	194,000
Exercise of stock options	--	--	140,346	50,000	--	--	50,000
Tax benefit from option exercises	--	--	--	239,000	--	--	239,000
Conversion of notes payable	--	--	307,659	697,000	--	--	697,000
Shares issued for cash, net	--	--	1,427,655	2,899,000	--	--	2,899,000
Shares issued for acquisition	--	--	480,986	1,382,000	--	--	1,382,000
Share-based compensation expense	--	--	--	51,000	--	--	51,000
Net income	--	--	--	--	--	1,407,000	1,407,000
Balance June 30, 2005	--	--	10,623,049	12,792,000	--	2,612,000	15,404,000

Shares issued to 401K plan	--	--	154,183	574,000	--	--	574,000
Shares issued to ESPP	--	--	321,349	746,000	--	--	746,000
Exercise of stock options	--	--	727,345	897,000	--	--	897,000
Exercise of warrants	--	--	114,888	287,000	--	--	287,000
Excess tax benefit from option exercises	--	--	--	61,000	--	--	61,000
Conversion of notes payable	--	--	872,621	1,084,000	--	--	1,084,000
Shares issued for cash, net	--	--	868,000	2,970,000	--	--	2,970,000
Shares issued for acquisitions	--	--	1,646,057	6,589,000	--	--	6,589,000
Warrants and options issued for acquisitions	--	--	--	111,000	--	--	111,000
Shares issued for employee performance	--	--	25,130	104,000	--	--	104,000
Share-based compensation	--	--	--	423,000	--	--	423,000
Net loss	--	--	--	--	--	(1,743,000)	(1,743,000)
Balance June 30, 2006	--	$--	15,352,622	$26,638,000	$--	$869,000	$27,507,000

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to customers in the Department of Defense (DoD), Department of Homeland Security (DHS), other government agencies and to large industrial companies.  Using interoperable communications software, sensors, digital video broadcast and surveillance technologies, wireless networks, decision-support tools and net-centric technologies, our technical experts enhance complex decision-making. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California, Virginia and Maryland.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation. In particular, a portion of research, engineering and development expenses were previously classified in 2005 as cost of revenues ($500,000) and a portion was previously classified as selling, general and administrative expenses ($191,000).

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates, judgments and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including those that relate to revenues and customer billings, recovery of indirect costs, long-lived assets, intangible assets including goodwill, income tax contingencies, share-based compensation and litigation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company grants credit to customers. Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution. As of June 30, 2006, cash balances did exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000. Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

On a periodic basis, the Company evaluates its contract receivables and establishes an allowance for doubtful accounts, based on a history of past write-offs and the risk of not collecting billed and unbilled recoverable costs.

Revenue Recognition

The majority of the Company’s revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed by the Company’s employees and subcontractors and from pass-through of costs for materials. Revenue on cost-plus-fee contracts is recorded as contract allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contract allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred.

In general, the Company does not recognize revenues in excess of the allowable funding limitations on any delivery order or contract until negotiations are finalized. On occasion, the Company’s customers request that it proceed on a tasking in advance of the formal contract modification. The Company evaluates these requests according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of cost recovery, its experience with the customer, and satisfactory evidence that supports the customer’s intent to issue the modification. In these circumstances, if revenue recognition criteria are met, the Company only records revenue equal to costs incurred until such time as contract modifications are finalized. If the Company’s assessment for the probability of cost recovery changes in a subsequent period due to a change in circumstances then the revenues associated with those costs incurred may be reversed.

Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final billing and collection of receivables. Revenues have been recorded at amounts expected to be realized upon final settlement. Anticipated contract losses are recognized in the period in which they are identified.

The Company also recognizes revenue from the sale of hardware, hardware products which include software that is more than incidental, hardware and software maintenance agreements, and Application Service Provider (ASP) services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collection is reasonably assured.

Revenue from product sales is generally recognized upon shipment, or once all applicable criteria have been met in accordance with Staff Accounting Bulletin No. 104 (SAB 104). Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue from maintenance and ASP services are recognized ratably over the service term, which is typically one or two years. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

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

Revenue on software products and software-related elements are recognized, in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2). For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

Research, Engineering and Development

The Company expenses all applicable research, engineering and development costs as incurred.

Advertising Costs

The Company expenses all applicable advertising costs as incurred. For fiscal years 2006, 2005 and 2004, the Company did not incur any material advertising costs.

Inventories

Inventories include the cost of material, labor and overhead and are stated at the lower of cost, determined on the first-in, first-out method, or market value. The Company periodically evaluates on-hand stock and makes appropriate provisions for any stock deemed excess or obsolete in the period such determination is made.

Warranties

The Company provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. Such reserves are determined based upon actual warranty cost experience, estimates of component failure rates, and management’s industry experience. Warranty costs have historically been insignificant.

Software Development Costs

Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, there is only a short time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software. Consequently, the Company has not capitalized any software development costs under the provisions of SFAS No. 86.

Furniture and Equipment

Furniture and equipment is stated at cost. Furniture and equipment are depreciated on a straight-line basis over three to ten years. Information technology equipment and purchased software are depreciated on a straight-line basis over two to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred. When assets are sold or retired, the related asset and accumulated depreciation amounts are removed from their respective accounts and any gain or loss is recognized in the Consolidated Statements of Operations.

Valuation and Impairment Review of Acquired Intangible Assets and Other Long-Lived Assets

The Company accounts for its purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and accounts for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development, if any, is recorded as an expense at the acquisition date.

The Company evaluates all of its long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In accordance with SFAS 144, when a long-lived asset or intangible asset is abandoned or is determined to be impaired, the carrying value or amount of impairment is charged to expense in the period of abandonment or the period the impairment is identified.

Goodwill

Goodwill, which is equal to the excess of cost over the fair value of acquired net assets and identifiable intangible assets, which has been recorded in conjunction with several of the Company's business combinations, is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”.

Under SFAS No. 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with their carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company tests goodwill for impairment in the fourth quarter and whenever indications of an impairment are identified.

Investments

The Company has a 12% ownership interest in a company that is included in other assets and is accounted for under the cost method, whereby the investment is recorded at its initial cost and periodically reviewed for impairment. At June 30, 2006, the carrying value included in other assets was approximately $73,000.

Share-based compensation

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

Prior to July 1, 2005, the Company accounted for its stock plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” ((FIN No. 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

Under the modified-prospective-transition method, share-based compensation expense recognized during the year ended June 30, 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005, (c) a stock purchase agreement issued to an employee that provided for the purchase of the Company’s stock at a discount and (d) stock issued to employees of the Company.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The adoption of SFAS No. 123R resulted in an increase in both the loss before income taxes and net loss of $350,000 for the year ended June 30, 2006. The impact on basic and diluted loss per share for the year ended June 30, 2006 was an increase in both of $.03 per share.

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123 for the fiscal years ending June 30, 2005 and 2004:

	2005	2004
Net income - as reported	$1,407,000	$992,000
Add total share-based employee compensation expense in reported net income, net of related tax effects	51,000	--
Deduct total share-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(1,406,000)	(321,000)
Net income - pro forma	$52,000	$671,000

Basic net income per common share:
As reported	$0.16	$0.15
Pro forma	$0.01	$0.10

Diluted net income per common share:
As reported	$0.15	$0.13
Pro forma	$0.01	$0.08

The pro-forma share-based employee compensation expense determined under fair value based method for all stock option awards for the years ended June 30, 2005 and 2004 was estimated using the following weighted-average assumptions:

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	44.0%	31.0%
Risk-free interest rate	3.7%	2.9%
Expected lives	5.00	4.50

Income (loss) per common share

Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable, and the exercise of stock options and warrants, were issued. In periods in which the Company incurs a net loss, basic and dilutive income per common share are the same because including the effects of potentially dilutive shares would be anti-dilutive.

The following table summarizes the calculation of basic and diluted net income (loss) per common share for the years ended June 30:
	2006	2005	2004
Numerators:
Net income (loss)	($ 1,743,000)	$1,407,000	$992,000
Deduct - preference stock dividend requirements	--	--	4,000
Income (loss) applicable to common stockholders - basic	(1,743,000)	1,407,000	988,000
Add back - interest expense on convertible notes, net of tax effects	--	259,000	103,000
Net income (loss) applicable to common stockholders - diluted	($ 1,743,000)	$1,666,000	$1,091,000

Denominators:
Weighted average shares for basic net income (loss) per common share	12,691,426	8,655,053	6,663,449
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	--	574,363	522,836
Add dilutive effect of shares contingently issuable	--	76,142	--
Add dilutive effect of assumed conversion of convertible promissory notes	--	1,900,802	1,285,679
Weighted average shares for diluted net income (loss) per common share	12,691,426	11,206,360	8,471,964

Basic net income (loss) per common share	($ 0.14)	$0.16	$0.15
Diluted net income (loss) per common share	($ 0.14)	$0.15	$0.13

A total of 2.8 million shares related to stock options, convertible notes and our ESPP were excluded from the calculation of diluted income per share because they were anti-dilutive for fiscal 2006. For the fiscal years ending June 30, 2005 and 2004, there were no anti-dilutive shares excluded from the calculation of diluted net income per share.

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

The Company maintains a valuation allowance on the portion of the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deferred tax assets in future tax periods.

Fair value of financial instruments

The Company’s financial instruments at June 30, 2006 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, accrued liabilities, income taxes receivable, outstanding balance for line of credit, convertible notes payable and notes payable. In the opinion of management, (i) cash, contract and other receivables, accounts payable, accrued liabilities and income taxes receivable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) line of credit and notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

As of June 30, 2006, the convertible notes payable to related and unrelated parties with a carrying value of $5,197,000 had a fair value of $5,210,000 on an “as converted” basis.

New accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007 and the Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company is in the process of determining whether the initial adoption will have a material impact on its financial condition.

Note 2 -Impairment charges

During the fourth quarter management made a decision to suspend efforts to sell or further develop technology associated with SensorWorX products, which are included in the operations of the PSSIG segment. As a result, the Company assessed the impact of this decision on the Company’s ability to recover the carrying value of long-lived assets in this segment and also considered the impact during the annual impairment analysis of goodwill.

As a result of this assessment, the Company identified an impairment in the PSSIG segment of approximating $1.2 million of which, $0.5 million was a reduction of identified intangible assets, $0.6 million was a reduction to goodwill and $0.1 million was related to the write down of certain fixed assets. In addition, the Company recorded an impairment charge of $0.1 million to write down the carrying value of the ForceViz software purchased in September 2005 based on an evaluation which indicated that future cash flows would not be sufficient to recover the carrying value of the asset. The total amount recorded for impairment during the fourth quarter was approximately $1.3 million.

In conjunction with management’s decision to suspend efforts to sell products related to SensorWorX , the Company considered the recoverability of other assets related to the PSSIG segment and determined that an adjustment was necessary to reduce the carrying value of related inventory to the lower of cost or market, which resulted in a charge to cost of sales approximating $0.2 million.
.

Note 3 - Accounts receivable

Accounts receivable consist of the following:

	June 30,
	2006	2005
Amounts billed	$7,671,000	$6,356,000
Amounts unbilled:
Costs and profits in excess of billings	5,641,000	4,321,000
Retentions due upon contract completion	211,000	154,000
Recoverable costs subject to contract close out	606,000	209,000
Allowance for doubtful accounts	(163,000)	(48,000)
Total	$13,966,000	$10,992,000

Costs and profits in excess of billings consist of amounts billable subsequent to year-end. Retentions will be due upon completion of the contracts and audits of overhead rates by the customer; based on the Company’s experience with similar contracts in recent years, the balances at June 30, 2006 are expected to be collected in fiscal 2007 and 2008.

Recoverable costs subject to contract close-out consist primarily of revenues recognized on specific delivery orders as a result of actual indirect expense rates exceeding the provisionally approved indirect billing rates. These receivables will be billable upon closure of audits of overhead rates of the specific delivery orders or the contracts. Contract costs, including indirect costs, on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency (DCAA) before final payment is received. Revenues and accounts receivable are recorded at amounts expected to be realized upon final settlement.

Billings in excess of costs incurred are included in the balance sheet as other accrued liabilities and totaled $353,000 at June 30, 2006 and $274,000 at June 30, 2005.

The following is a summary of the changes to the balance of allowance for doubtful accounts:
	2006	2005	2004
Beginning balance	$48,000	$28,000	$28,000
Increases related to acquisitions	70,000	20,000	--
Provision	36,000	--	--
Recoveries (write-offs)	9,000	--	--
Ending balance	$163,000	$48,000	$28,000

Note 4 - Other Financial Data

Inventory:
	June 30,
	2006	2005
Raw materials	$372,000	$54,000
Work-in-progress	--	7,000
Finished goods	186,000	36,000
	$558,000	$97,000

Property and equipment

	June 30,
	2006	2005
Furniture and equipment	$3,273,000	$2,245,000
Leasehold improvements	327,000	247,000
	3,600,000	2,492,000

Less accumulated depreciation and amortization	(1,883,000)	(1,323,000)
Net	$1,717,000	$1,169,000

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company recorded $560,000, $364,000 and $237,000, respectively, of depreciation and amortization expense related to furniture, equipment and leasehold improvements.

Accrued payroll and related expenses

	June 30,
	2006	2005
Accrued wages and bonuses	$1,374,000	$1,641,000
Accrued vacation	1,526,000	1,097,000
Other payroll related	174,000	216,000
Net	$3,074,000	$2,954,000

Note 5- Intangible assets and Goodwill

	Original
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (years)	Value	Amortization	Net
June 30, 2006
Technology	5	$700,000	$(215,000)	$485,000
Trade name	3	627,000	(147,000)	480,000
Customer relationships	8	2,454,000	(194,000)	2,260,000
Patents	-	29,000	(29,000)	--
Other intangibles	2	697,000	(476,000)	221,000
Total		$4,507,000	$(1,061,000)	$3,446,000

June 30, 2005
Technology	5	$390,000	$(71,000)	$319,000
Trade name	1	120,000	(68,000)	52,000
Customer relationships	10	520,000	(50,000)	470,000
Patents	15	280,000	(10,000)	270,000
Other intangibles	2	193,000	(116,000)	77,000
Total		$1,503,000	$(315,000)	$1,188,000

Amortization expense for intangible assets was $762,000, $269,000 and $46,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:

Fiscal year
2007	$832,000
2008	648,000
2009	558,000
2010	373,000
2011	283,000
Thereafter	752,000
Total	$3,446,000

Goodwill

The changes in the carrying amount of goodwill during fiscal 2006 are as follows:

	DSG	PSSIG	Total
Balance June 30, 2005	$4,583,000	$2,726,000	$7,309,000
Contingent consideration-Xsilogy	--	594,000	594,000
Contingent consideration-Antin	454,000	--	454,000
Acquisition of Webtech	62,000	--	62,000
Acquisition of Logic Inc.	--	3,510,000	3,510,000
Acquisition of cVideo Inc.	--	1,752,000	1,752,000
Acquisition of RBIS	5,487,000	--	5,487,000
Impairment charge	--	(608,000)	(608,000)
Other	1,000	14,000	15,000
Total increase	6,004,000	5,262,000	11,266,000
Balance June 30, 2006	$10,587,000	$7,988,000	$18,575,000

Note 6 - Line of credit and working capital loan

At June 30, 2006, the Company had approximately $0.9 million outstanding under its revolving line of credit facility (credit facility) provided by Comerica Bank - California (the lender). No amounts were outstanding as of June 30, 2005. The credit facility, as it relates to any balance outstanding on the line of credit, expires December 28, 2006. The credit facility allows for maximum borrowings of up to $4,000,000 (credit limit) including the balance of the installment note, is limited to 80% of qualifying contract receivables and is collateralized by substantially all of the assets of the Company, as defined, The Company has the option of being charged prime plus 0.25% or LIBOR plus 300 basis points on the credit facility and prime plus 0.50% or LIBOR plus 325 basis points on the Sub Facility subject to minimum advance amounts and duration under the LIBOR option. As of June 30, 2006, the outstanding balance on the line of credit bears interest at 0.25% above the prime rate (an effective rate of 8.50% at June 30, 2006).

The Company must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, quarterly net income, ratio of Senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of cash flow to the current portion of long-term debt. As of June 30, 2006 the Company was in technical default of the financial covenants related to minimum quarterly net income, the ratio of cash flow to the current portion of long term debt, and the ratio of Senior debt to EBITDA. The lender has granted a waiver of these covenants for the measurement period ended June 30, 2006. On September 27, 2006, the Company and the lender agreed to amend the terms of the line of credit to eliminate the minimum quarterly net income covenant, current assets to current liabilities covenant and ratio of Senior debt to EBITDA covenant and modify the tangible effective net worth covenant and cash flow coverage ratio covenant.

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

If used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006 and in connection with the purchase of RBIS, the company utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the revolving line of credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest or $250,000 annually for the fiscal years 2007 through 2010.

As a result of the borrowing for the RBIS acquisition, the amount available under the line of credit was reduced to $3.0 million and consequently, the remaining available borrowing capacity on the revolving line of credit facility was approximately $2.1million at June 30, 2006.

Note 7 - Notes payable
			Related Party
	2006	2005	2006	2005

Convertible notes payable, unsecured, bear interest at 10% payable quarterly, principal originally due at various dates starting in November 2004 but extended at option of note holders to various dates starting in November 2005, convertible at any time by holder into common stock at the rate of $1.00 per share.	$--	$319,000	$--	$388,000

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, principal due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	800,000	887,000	713,000	713,000

Unamortized discount related to convertible notes payable due December 31, 2006	(15,000)	(40,000)	(13,000)	(32,000)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, principal due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	295,000	589,000	96,000	96,000

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, principal due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	196,000	196,000

Convertible note payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share. (see Note 9)	2,150,000	--	975,000	--

	3,230,000	1,755,000	1,967,000	1,361,000

Less current portion	(1,080,000)	(319,000)	(992,000)	(388,000)

	$2,150,000	$1,436,000	$975,000	$973,000

Maturities of principal balances of long term debt, excluding the effect of the discount, are: Fiscal 2007 - $2,100,000 and 2009 - $3,125,000.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company does not have the right to force conversion of the convertible notes payable into common stock. However, the convertible notes payable issued as part of the consideration for the acquisition of Polexis (see Note 13) gave the Company the right to convert one-half of the notes payable if certain conditions were met. In January 2005, the Company exercised its right to convert $685,000 of the outstanding convertible notes payable related to the Polexis acquisition (Polexis notes payable) into 295,159 shares of common stock. During 2006, holders of the Polexis notes payable elected to convert $294,000 of notes payable into 126,597 shares of common stock. Holders of the convertible notes payable maturing in November 2005 elected to convert $12,000 of notes payable into 12,500 shares common stock in 2005 and $707,000 of notes payable into 706,250 shares of common stock in 2006. Holders of the convertible notes maturing December 31, 2006 elected to convert $87,000 of notes payable into 39,774 shares of common stock in 2006.

The convertible notes payable issued in 2004 were sold at an aggregate discount of $ 129,000. Accordingly, the discount is being accreted through interest expense over the term of the notes of which $40,000, $43,000 and $14,000 was recorded in fiscal 2006, 2005 and 2004, respectively. As a result of the conversion of some of these notes into common shares in 2006, unamortized discount of $3,000 was netted against the face amount of the notes payable.

The Company had $59,000 and $32,000 of deferred financing costs as of June 30, 2006 and 2005, respectively. The costs are amortized over the term of the notes. Amortization expense of $30,000, $38,000 and $30,000 was included in interest expense in 2006, 2005, and 2004, respectively.

Note 8 - Leases

The Company leases offices, office equipment and an automobile under non-cancelable operating lease agreements that expire at various dates through March 2010. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense for operating leases totaled $1,368,000, $913,000 and $705,000 in fiscal 2006, 2005 and 2004, respectively. Several leases offer an option to renew for a five-year term at the then fair market rental rate. The Company has entered into subleases for portions of certain facilities in which it will collect rent through fiscal 2010.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more, net of sublease income, as of June 30, 2006 are as follows:

Fiscal Year	Payments	Sublease income	Net
2007	$1,660,000	$(156,000)	$1,504,000
2008	1,191,000	(115,000)	1,076,000
2009	798,000	(109,000)	689,000
2010	229,000	(83,000)	146,000
2011	133,000	--	133,000
Thereafter	11,000	--	11,000
Total future minimum lease payments	$4,022,000	$(463,000)	$3,559,000

Note 9 - Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 250,000 shares of nonvoting convertible preferred stock, with a par value of $.50 per share, of which none were outstanding as of June 30, 2006 or 2005. Cumulative dividends on outstanding shares are payable at the annual rate of 4%.

Preference stock

The Company is authorized to issue up to 2,000,000 shares of preference stock, with a par value of $1.00 per share, of which none were outstanding as of June 30, 2006 and 2005. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock. The Company called the previously outstanding shares of this stock in 2004 and gave the shareholders an option to convert to common stock.  The Company issued $10,000 in common stock and $60,000 in cash to these shareholders in 2004, thus retiring the stock.  Cash dividends paid on the preference stock totaled $4,000 in 2004.

Common stock

The Company is authorized to issue up to 48,000,000 shares of common stock, of which 15,352,622 shares were outstanding as of June 30, 2006.

On February 14, 2006, SYS completed a private placement of $6,250,000 in a subscription offering of 125 units consisting of common stock and unsecured subordinated convertible notes. Each unit consisted of 6,944 restricted shares of SYS Common Stock at $3.60 per share and a three-year $25,000 unsecured subordinated convertible note payable bearing interest at 10% per annum, payable quarterly. The note holder has the option to convert all but not part of the note at any time prior to maturity into shares of SYS common stock at $3.60 per share, or keep the note until maturity. SYS has a conversion option commencing one year from the date of issuance whereby if the Company’s stock trades at $5.40 per share for at least five consecutive trading days, SYS can force the conversion of the notes then outstanding. SYS issued 868,000 shares of common stock pursuant to this offering. An additional 868,000 shares could be issued if all of the notes are converted into common stock. The Company incurred a total of $211,000 of transaction costs for the private placement of which $56,000 was recorded as deferred financing costs and $155,000 was charged to common stock.

On June 2, 2005, SYS completed the sale of 1,427,655 shares of common stock at an aggregate price of $3,355,000 ($2.35 per share) pursuant to a securities purchase agreement to sell to certain institutional investors in a private placement transaction. The company incurred $456,000 of costs related to this transaction and registration costs. As part of the transaction, the Company issued warrants to the investors to purchase an aggregate of 428,289 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable from the date of issue through June 2, 2010. After June 2, 2006 the Company may call the warrants if the Company’s closing stock price exceeds $4.50 for ten consecutive trading days immediately prior to a call and trading volume exceeds 20,000 shares on each of those days.

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

Stock options and warrants

The Company received $1,184,000, $50,000 and $416,000 in cash for the exercise of stock options and warrants in fiscal 2006, 2005 and 2004, respectively.

Stock option plans

On August 20, 1996, the Company’s Board of Directors adopted the SYS 1997 Incentive Stock Option and Restricted Stock Plan (the old Plan), which was modified and ratified by the Company’s stockholders during 1998. The old Plan provided for grants by the Board of Directors of Incentive Stock Options to purchase up to 1,750,000 shares of common stock to employees and grants of restricted stock options to purchase up to 450,000 shares of common stock to directors and consultants. The old Plan may have options with terms of no more than ten years. On April 14, 2003, the 1997 stock option plan was superseded by a new plan, however, all outstanding options remain valid.

On February 21, 2003, the Company’s Board of Directors adopted the SYS 2003 Stock Option Plan (the Plan), which, was approved by the Company’s stockholders during the 2002 annual stockholders’ meeting on April 14, 2003. The Plan provides for grants by the Board of Directors of Incentive Stock Options to employees and grants of Non-Qualified Options to directors and consultants. The total amount of common stock reserved for issuance under the Plan is 3,000,000 shares. The Plan may have options with terms of no more than ten years.

The maximum terms of the options granted under the Company’s stock option plans have been seven years with a maximum vesting of five years. At June 30, 2006, the Company had 1,093,750 shares of common stock available for future grants under its plans.

The following table summarizes certain information regarding stock options during the fiscal year ending June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at beginning of year	2,391,100	$1.95
Granted	376,500	$3.70
Exercised	(783,900)	$1.40
Cancelled	(59,650)	$3.06
Balance outstanding at end of quarter	1,924,050	$2.48	2.98	$2,302,000

Options exercisable at end of quarter	1,420,050	$2.23	2.71	$1,980,000

Options expected to vest	363,050	$2.94	3.80	$293,410

The weighted average fair value per share of options granted was $0.94, $1.15 and $.70 during the years ended June 30, 2006, 2005 and 2004, respectively.

During the year ending June 30, 2006, stock options were exercised and paid for by the option holders by tendering 56,555 shares of the Company’s outstanding stock owned by the option holders. The 56,555 tendered shares had a fair market value of $200,358.

The total intrinsic value of options exercised during the year ended June 30, 2006 was $1,741,000. As of June 30, 2006, there was $353,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 3.8 years. Cash received from stock option exercises was $897,000 during the year ended June 30, 2006.

The following table summarizes information about stock options outstanding as of June 30, 2006, all of which were at fixed prices:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.23 - $2.05	525,300	1.60 Years	$ 1.61	458,300	$ 1.58
$2.20 - $2.95	1,129,750	3.33 Years	$ 2.54	951,750	$ 2.52
$3.16 - $4.90	269,000	4.23 Years	$ 3.92	10,000	$ 4.35
Total	1,924,050			1,420,050

Share-based Compensation

The following is a summary of the share-based compensation expense recognized by the Company for the year ending June 30, 2006

Stock options	$141,000
Employee stock purchase plan	209,000
Employee stock purchase agreement	74,000
Shares issued and issuable to employees in connection with acquisition of Antin	103,000
Total	$527,000

The estimated fair value of the Company’s share-based awards granted during fiscal 2006 was determined using the following weighted average assumptions:
2006
Dividend yield	0.0%
Expected volatility	35.6%
Risk-free interest rate	4.2%
Expected lives	4.00

The estimated fair value of the Company’s share-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded-vesting basis for awards granted prior to the adoption of SFAS No. 123R.

On August 16, 2005, the Company entered into a restricted stock purchase agreement with an employee as an inducement to employment. The agreement allowed the employee to purchase between 200,000 and 250,000 shares of the Company’s common stock by November 15, 2005. The purchase price was to be 90 percent of the average closing price between the date of the agreement and the purchase date but in no event less than $2.50 per share. The rights to purchase the shares vested one-half on September 30, 2005 and one-half on November 15, 2005. The Company valued this agreement using an option pricing model with an expected life of three months, expected volatility of 48.58%, a 3.52% risk free interest rate and no expected dividends. As of June 30, 2006 there was no unrecognized compensation cost related to this stock purchase agreement. On November 9, 2005 the Company and the employee determined that the employee would not be able to exercise his rights or fulfill his obligations within the terms of the agreement. As a result, the Company and the employee mutually agreed to, and executed, a rescission of the restricted stock purchase agreement.

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB No. 25, the Acceleration resulted in recognition of share-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS No. 123R. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $189,000 would have been recognized in fiscal 2006, and a balance of $388,817 would have been recognized over a weighted average remaining vesting period of approximately 3.0 years. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

Warrants

Holders of warrants issued in connection with the Company’s sale of common stock in June 2005 exercised warrants to purchase 114,888 shares at an exercise price of $2.50 per share or $287,000. As of June 30, 2006, the remaining outstanding warrants related to this sale of common stock are exercisable into 313,401 shares of common stock at $2.50 per share and expire in June 2010.

The following warrants were issued during the year ended June 30, 2006 and remain outstanding:

•	Exercisable into 50,000 shares of common stock at $3.85 per share that were issued in September 2005 in conjunction with the acquisition of the technology from Lomasoft and expire in September 2010.

•
Exercisable into 110,000 shares of common stock at $4.00 per share that were issued in October 2005 to the investment bankers that assisted with a private offering of the Company’s common stock and expire October 2010.

•	Exercisable into 20,000 shares of common stock at $2.44 per share that were issued in April 2006 related to the acquisition of Logic and expire in April 2011.

Note 10 - SYS 401(k) Employee Stock Ownership Plan

The Employee Stock Ownership Plan was established in July 1999 and restated effective July 2002 as the SYS 401(k) Employee Stock Ownership Plan (the Plan).  The Plan includes an employee stock ownership plan component (ESOP Component) and a 401(k) component. The ESOP Component is designed for the Company, at its discretion, to make contributions of cash or the Company’s stock which is allocated to each eligible employee. The Board of Directors of SYS elected to provide a fully vested contribution to the ESOP Component equal to 3% of the compensation of all eligible employees in 2004 and none in 2006 and 2005. The 401(k) component enables employees to defer a portion of their compensation and have it contributed to the 401(k) component of the Plan on their behalf. The Company, at its discretion, may make contributions to the 401(k) component of the Plan matching a specified portion of employee contributions. During the Plan year ended June 30, 2006, the Company elected to provide matching contributions equal to 100 percent of the employees’ contributions rate up to 3 percent and then 50 percent of the next two percent of the employees’ contribution rate. During the Plan year ended June 30, 2005, the Company elected to provide matching contributions equal to 100 percent of the employees’ contributions rate up to 4 percent and then 50 percent of the next one percent of the employees’ contribution rate.

In accordance with the Plan and until such time as the Company’s stock began trading on a national securities exchange as defined by the IRS, which excludes over the counter bulletin board stocks, an independent appraiser valued the common stock at the end of each plan year for purposes of determining the number of shares to be contributed. Shares of the Company’s stock commenced trading on the American Stock Exchange in January 2005.

During fiscal 2006, the Company recorded $732,100 of expense related to its match of employee contributions to the 401(k) component of which $252,000 was paid in cash and the balance was paid with contributions of the Company’s common stock of which 115,348 shares with a value of $448,000 were issued during the year and 11,626 shares with a value of $32,000 were issued after June 30, 2006. During 2005, the Company recorded $672,000 of expense related to its match of employee contributions to the 401(k) component of which $410,000 was paid in cash and the balance was paid with contributions of the Company’s common stock of which 51,131 shares with a value of $137,000 were issued during the year and 38,835 shares with a value of $126,000 were issued after June 30, 2005. During 2004, the Company made contributions in common stock and cash to the ESOP Component totaling approximately $439,000, which was charged to compensation expense. The contribution consisted of cash of $271,000 and 95,878 shares of common stock with a fair value of $168,000.

Note 11 - Employee stock purchase plan

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

The Purchase Plan allows employees to designate a portion of their base compensation to be used to purchase the Company’s common stock at a purchase price per share at 85% of the lower of the fair market value on the first or last day of each offering period. Each offering period lasts six months. For the year ending June 30, 2006, the Company recorded approximately $209,000 of compensation expense in accordance with SFAS No. 123(R) which is included in the total of share-based compensation expense. Additionally, under SFAS No. 123(R), the Purchase Plan qualifies for equity accounting and accordingly amounts withheld for issuance of shares are presented as equity in accordance with SFAS No. 123(R). Pursuant to APB 25, no compensation expense was recorded or recognized in 2005 and 2004; and payroll withholdings totaling $196,000 as of June 30, 2005 and $60,000 as of June 30, 2004 are classified as liabilities in the accompanying balance sheet and included in other accrued liabilities as of those respective dates for the issuance of approximately 88,719 and 35,945 shares of common stock, respectively.

ESPP awards were valued using the Black-Scholes model with an expected life of 6 months, expected volatility of 51.90%, a 3.90% risk free interest rate and no expected dividends. As of June 30, 2006, there was no unrecognized compensation cost related to the ESPP. The weighted average purchase price per common share issued under the Purchase Plan was $2.22 during 2006, $2.08 during 2005 and $1.76 during 2004. During 2006 employees had payroll deductions totaling $550,000 to purchase shares through the Purchase Plan for which 232,630 shares were issued during fiscal 2006.

Note 12- Income taxes

The provision (benefit) for income taxes in 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current:
Federal	$(171,000)	$805,000	$--
State	31,000	172,000	15,000
Totals	(140,000)	977,000	15,000

Deferred:
Federal	(389,000)	(61,000)	733,000
State	(159,000)	37,000	77,000
Totals	(548,000)	(24,000)	810,000

Totals	$(688,000)	$953,000	$825,000

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2006 and 2005 are shown below:

	2006	2005
Deferred tax assets:
Accrued vacation and allowance for doubtful accounts	$410,000	$262,000
Intangible asset	143,000	--
Inventory obsolescence	89,000	--
Future deductible amount for warrant and stock compensation expense	57,000	78,000
Net operating loss carryforwards	55,000	--
State taxes	15,000	55,000
Other	233,000	143,000
Totals	1,002,000	538,000

Deferred tax liabilities:
Depreciation	(179,000)	(187,000)
Accrued expenses	(1,255,000)	(868,000)
Amortization of intangibles	--	(294,000)
Other	(29,000)	--
Totals	(1,463,000)	(1,349,000)

Net deferred tax asset (liability)	$(461,000)	$(811,000)

At June 30, 2006, the Company had a California tax net operating loss carryforward of $669,000 available to offset future California taxable income. This tax net operating loss carryforward expires in 2012. The Federal tax net operating loss of $574,000 for the year ended June 30, 2006 will be carried back to offset taxable income reported for the year ended June 30, 2005. Additionally, the Company has applied for a refund of estimated tax payments made during fiscal 2006. The refund is recorded as a receivable in the accompanying balance sheet as of June 30, 2006.

The expected income tax provision (benefit), computed based on the Company’s pre-tax income (loss) and the statutory Federal income tax rate (34%), is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2006	2005	2004
Expected tax provision (benefit) at statutory rates	$(827,000)	$802,000	$618,000
Non-deductible share-based compensation expense	178,000	--	--
State taxes, net of Federal benefit	(85,000)	139,000	91,000
Changes in estimate for tax refunds receivable and prepaid taxes	46,000	12,000	116,000
Totals	$(688,000)	$953,000	$953,000

During fiscal 2006 and 2005, the Company recorded $61,000 and $239,000, respectively, as an increase to common stock related to the excess tax benefit recognized from stock option exercises.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance was needed, management considered negative evidence and positive evidence as required under the provisions of SFAS No. 109. The primary negative evidence considered by management is the net loss incurred by the Company in the year ended June 30, 2006. This loss was primarily the result of impairment charges. The Company does not expect recurring losses in future periods. The positive evidence considered by management is the historical profitability of the Company's operations and the Company’s forecasts of operations. Consequently, management concluded that the positive evidence regarding the realization of the deferred tax asset out weighed the negative evidence and that a valuation allowance for the deferred tax assets was not deemed necessary.

Note 13- Business combinations

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

The fair value of the net assets acquired was approximately $6.5 million. The Company recorded approximately $5.5 million in goodwill related to the Polexis acquisition. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes. The goodwill is reported in the assets of the DSG segment.

As part of the acquisition agreement, 50,762 shares were contingently issuable to certain selling shareholders if they remained continuously employed at the Company for the six months ended September 30, 2004. As of June 30, 2004, the Company accrued $67,000 of compensation expense related to this contingency. The Company accrued an additional $67,000 of compensation expense in the first quarter of 2005 when the employees remained employed through September 30, 2004.

The following table summarizes the determined fair values of the assets and liabilities of Polexis at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$893,000
Accounts receivable	1,545,000
Other current assets	240,000
Property, furniture and equipment, net	93,000	2-5
Customer contracts	300,000	13
Trade name	60,000	1
Technology	200,000	5
Backlog	70,000	1
Non-compete agreements	11,000	2
Goodwill	5,452,000
Other assets	28,000
Total assets acquired	8,892,000
Accounts payable	(24,000)
Accrued payroll and related expenses	(976,000)
Other accrued liabilities	(850,000)
Long term liabilities	(577,000)
Fair value of net assets acquired	$6,465,000

Xsilogy

On December 16, 2004, SYS acquired all of the assets and certain liabilities of Xsilogy, Inc. (Xsilogy), a privately held, San Diego-based provider of wireless sensor network technologies and applications. The acquisition of Xsilogy’s wireless sensor technology represented the Company’s first expansion into the products-oriented business and to customers outside of the Department of Defense (DoD). The assets purchased consisted principally of intellectual property and technology, inventory, fixed assets and certain other intangible assets. The total purchase price consisted of initial cash consideration of $345,000 and the assumption of liabilities totaling $112,000. The Company also incurred $281,000 of direct costs related to the acquisition.

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

The purchase agreement for Xsilogy, Inc., acquired in December 2004, provides for additional consideration to be earned upon achieving certain sales and operating results milestones. As a result of a determination during the quarter ended September 30, 2005 that certain milestones had been met as of June 30, 2005, Xsilogy shareholders were paid cash of $315,000 and issued 80,000 shares of SYS stock at a value of $376,000. The total of this consideration was first used to eliminate the contingent consideration liability of $97,000 and the balance of $594,000 was added to goodwill. The goodwill is reported in the assets of the PSSIG segment.

The following table summarizes the determined fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Estimated
		Life in
	Value	Years
Accounts receivable, net	$20,000
Inventory	111,000
Property, furniture and equipment	92,000	2-5
Cost-method investment	72,000
Patents	280,000	15
Technology	190,000	5
Trade name	60,000	4
Customer relationships	10,000	10
Total assets acquired	835,000
Accrued payroll and related expense	(43,000)
Deferred revenue	(69,000)
Net assets acquired	723,000
Less cash paid and acquisition costs	(626,000)
Contingent consideration liability	$97,000
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

The initial purchase price consisted of $49,000 cash paid at closing and $988,000 of SYS common stock (323,971 shares based on $3.05 value at acquisition date). The Company incurred $236,000 of direct costs related to the acquisition, which were partially offset by the $124,000 of cash acquired from Antin. The Company also incurred $14,000 to register the shares issued in conjunction with the acquisition which was deducted from the fair value of the shares issued. The fair value of the net assets acquired was approximately $1.7 million and the Company recorded $1.9 million of goodwill, which is reported in the assets of the DSG segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

The Plan also provided for Antin to incur a $305,000 payroll tax liability as of the acquisition date related to issuing stock to its employees that was included in the liabilities of Antin and paid by the Company in April 2005. Pursuant to the Plan, an additional 314,027 shares were placed with an escrow agent, on behalf of the Antin stockholders, which shares are contingently transferable to the stockholders based upon the future operating performance of Antin through June 30, 2007. One of the operating performance criteria milestones was reached as of June 30, 2005 and, accordingly, 157,015 shares were transferred out of escrow to the Antin stockholders at a value of $408,000 (based on $2.60 value at June 30, 2005). As of June 30, 2006 the remaining operating performance milestone was reached and the 157,012 shares held in escrow became issuable to the Antin shareholders. The $454,000 value of these shares based on the share price at June 30, 2006 ($2.89) was recorded as goodwill.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to SYS employees that were former Antin stockholders (former Antin stockholders), in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the former Antin stockholders and the balance were placed in escrow and are issuable to the former Antin stockholders based upon meeting the required future operating performance of Antin through June 30, 2006. As a result of the terms of a modification to the original working capital purchase price adjustment, the Company recorded $103,000 of share-based compensation expense for the year ending June 30, 2006. The remaining 12,565 shares remained in escrow at June 30, 2006 and will be issued to the former Antin stockholders in fiscal 2007.

The following table summarizes the determined fair values of the assets and liabilities of Antin at the date of acquisition:

		Estimated
		Life in
	Value	Years
Cash	$124,000
Accounts receivable	1,260,000
Prepaid expenses	69,000
Property, furniture and equipment	101,000	2-5
Customer relationships	210,000	5
Backlog	54,000	1
Trade name	48,000	2
Goodwill	1,857,000
Total assets acquired	3,723,000
Accounts payable	(325,000)
Accrued payroll and related expenses	(740,000)
Other accrued liabilities	(132,000)
Notes payable	(845,000)
Net assets acquired	1,681,000

 Web Tech

Effective on August 22, 2005, the Company acquired the assets of Web Technologies, LLC (Web Tech). The acquisition was to further the Company’s goal of acquiring technology companies which expand our products and customer base. The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The consideration consisted of $140,000 cash and an additional $100,000 due and paid on January 31, 2006. The fair value of the assets acquired were as follows: Equipment- $100,000, Intangible assets- $154,000, and Goodwill- $61,000. The intangible assets are being amortized over a weighted average of three years. The excess of the Company’s total acquisition costs of $317,000, including transaction costs of $77,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is not subject to amortization but the amount assigned to goodwill is deductible for tax purposes and is reported in the assets of the DSG segment. The purchase agreement provides for additional consideration to be earned upon sales of certain products and fees from services for two years from the date of acquisition. No additional consideration was earned or paid during fiscal 2006.

Technology Purchase

On September 27, 2005, the Company entered into an agreement to purchase certain technology and intellectual property rights related to the ForceViz technology of Lomasoft Corporation. The purchase price consisted of $50,000 cash and warrants to purchase 50,000 shares of the Company’s stock at a price of $3.87 per share. Transaction costs totaled $19,000. The $64,000 fair value of the warrants was based on the Black Scholes model using a 34% expected volatility rate, 4% risk-free interest rate, an estimated life of five years and assumed no dividends. The agreement provides for the issuance of additional warrants if revenues from sales of the technology exceeded specified amounts or if the Company elected to continue marketing the technology as of June 30, 2006 or June 30, 2007.  There were no revenues through June 30, 2006 and the Company has elected to discontinue the marketing of the technology, therefore no additional warrants are due. The Company retains its ownership of the technology, but if requested, if may be required to issue a non-exclusive marketing license to Lomasoft. The total acquisition costs of $133,000, including $19,000 of transaction costs, has been allocated to intangible assets and is being amortized over 5 years. This transaction was accounted for as an asset purchase and not a business combination.

As described in Note 2, in the fourth quarter of the year ended June 30, 2006 the Company recorded a $114,000 impairment charge related to this technology.

Logic Innovations

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

The merger consideration consisted of $2,000,000 in cash and 445,768 shares of restricted SYS common stock with a value of $2,031,000 based on an average closing price of $4.56.  Additional consideration consisting of $250,000 and shares of stock valued at $250,000 based on the average closing stock price for the 10 days prior to June 30, 2006 may be earned subject to achieving a certain revenue level through June 30, 2006. The revenue level was not met and no additional consideration was paid under this earn-out provision. Additional cash consideration may be earned equal to the amount calculated EBITDA exceeds certain percentages of net revenue generated by Logic for the years ending June 30, 2006, 2007 and 2008. For the year ending June 30, 2006, no additional consideration was paid as EBITDA did not exceed the required percentage of net revenue.

The transaction was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The following table summarizes the fair values of the assets and liabilities of Logic at the date of acquisition:
		Estimated
		Life in
	Value	Years
Cash	$157,000
Accounts receivable	100,000
Prepaid expenses	37,000
Inventory	607,000
Property, furniture and equipment	40,000	2-5
Other assets	17,000
Customer relationships	57,000	5
In process research and development	68,000	Expensed
Backlog	94,000	1
Technology	302,000	5
Trade name	144,000	3
Goodwill	3,510,000
Total assets acquired	5,133,000
Accounts payable	(122,000)
Accrued payroll and related expenses	(83,000)
Deferred taxes	(295,000)
Deferred revenue	(166,000)
Other accrued liabilities	(197,000)
Assets acquired less liabilities assumed	4,270,000
Less cash acquired	(157,000)
Net assets acquired	$4,113,000

The excess of the Company’s total acquisition costs of $4,270,000, including transaction costs of $239,000, over the estimated fair value of the net assets acquired was allocated to goodwill as part of the PSSIG segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Acquisition of cVideo

On December 2, 2005, SYS acquired all of the assets and assumed certain specified liabilities of cVideo, Inc., a San Diego based provider of interactive video and information analysis products for business surveillance and security applications. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base. The purchase price consisted of approximately $1,868,000 of cash to the seller and various creditors as initial consideration and additional contingent consideration based on future revenue milestones through June 30, 2006. The additional consideration could be paid in cash or stock, depending on the level of revenues achieved through June 30, 2006. The revenue levels were not met during fiscal 2006 and no additional consideration was paid.

The following table summarizes the fair values of the assets and liabilities of cVideo at the date of acquisition:

		Estimated
		Life in
	Value	Years
Accounts receivable	$117,000
Prepaid expenses	32,000
Inventory	246,000
Property, furniture and equipment	37,000	2-5
Other assets	22,000
Customer relationships	9,000	5
Technology	71,000	5
Goodwill	1,752,000
Total assets acquired	2,286,000
Accounts payable	(13,000)
Accrued payroll and related expenses	(19,000)
Deferred revenue	(148,000)
Other accrued liabilities	(66,000)
Net assets acquired	$2,040,000

The excess of the Company’s total acquisition costs of $2,040,000, including transaction costs of $172,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is reported as part of the PSSIG segment and is not subject to amortization. The amount assigned to goodwill is deductible for tax purposes.

RBIS:

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

The transaction was completed pursuant to a Stock Purchase Agreement (SPA) by and between SYS, and the sole stockholder of RBIS. As a result of the acquisition, RBIS has become a wholly owned subsidiary of SYS. Therefore the results of the combined entities are included in the consolidated financial statements of SYS effective for periods subsequent to April 2, 2006.

The consideration to the seller was funded with $5,636,000 of cash and 963,277 shares of SYS common stock with a value of $3,728,000, or $3.87 per share, based on an average of the closing price of SYS’s common stock for the period two days before and two days after the measurement date. Additional consideration may be earned based on the final determination of net assets acquired and subject to the achieving EBITDA milestones. As of June 30, 2006, $326,000 is accrued for the net asset adjustment and payment related to the EBITDA milestone for 2006. The remaining EBITDA milestone provides for additional consideration up to $2,500,000 for exceeding $500,000 of EBITDA for the year ending June 30, 2007. Furthermore, under the terms of the purchase agreement, the Company has agreed to pay additional consideration of up to $375,000 to cover the tax liability associated with the taxable gain to be reported in the seller’s 2006 tax return. The additional consideration will be recorded when the liability becomes known and payable. The acquisition is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired based upon a preliminary determination of fair values at the effective date of the acquisition. The goodwill is reported as part of the DSG segment and is not subject to amortization. The amount assigned to goodwill is deductible for tax purposes since the transaction will be treated as a taxable asset sale.

The allocation of the purchase price is subject to refinement. The following table summarizes the preliminary allocation of the purchase price on the date of acquisition including transaction costs of $280,000.

		Estimated
	Value	Life in Years
Cash	$512,000
Accounts receivable	1,903,000
Prepaid expenses	20,000
Property, furniture and equipment	161,000	2-5
Deferred tax assets	97,000
Customer relationships	1,800,000	8
Backlog	230,000	½
Trade name	400,000	3
Non compete agreement	40,000	2
Goodwill	5,487,000
Total assets acquired	10,650,000
Accounts payable	(78,000)
Accrued payroll and related expenses	(588,000)
Other accrued expenses	(14,000)
Net assets acquired less liabilities assumed	9,970,000
Less cash acquired	(512,000)
Net assets acquired	$9,458,000

Pro Forma Results of Operations:
The following summary presents pro forma consolidated results of operations for the fiscal years ended June 30, 2006, 2005 and 2004 as if the acquisitions described above had occurred as of the beginning of the periods presented and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

	June 30, 2006				June 30, 2005		June 30, 2004
	As Reported		Pro Forma		As Reported	Pro Forma	As Reported	Pro Forma

Revenues		$55,861,000		$64,146,000	$45,769,000	$69,632,000	$34,895,000	$68,994,000
Income (loss) from operations		(2,062,000)		(3,009,000)	2,794,000	3,272,000	2,043,000	2,407,000
Net income (loss)		(1,743,000)		(2,668,000)	1,407,000	1,536,000	992,000	923,000

Net income (loss) per common share:
Basic	$	(0.14)		$(0.20)	$0.16	$0.15	$0.15	$0.10
Diluted	$	(0.14)	$	(0.20)	$0.15	$0.13	$0.13	$0.09
Weighted average shares outstanding:
Basic		12,691,426		13,575,949	8,655,053	10,388,069	6,663,449	8,920,423
Diluted		12,691,426		13,575,949	11,206,360	13,398,488	8,471,964	11,646,802

Note 14- Segment information:

The Company’s revenues in 2005 and 2004 were generated solely from engineering and technical services sold to various Federal, State and local government agencies. In 2006, the Company’s revenues were primarily from engineering and technical services, but also included product sales that represented less than 5% of consolidated revenues. Revenues for all periods presented were from customers located in the U. S. The Company has no operations located outside of the U. S.

Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $52.5 million, or 94% of consolidated revenues in fiscal year 2006. The Company did not have any significant non-government sales during fiscal 2005 and 2004. No single contract or individual customer accounted for more than 10% of total revenue for fiscal 2006 and 2005. In fiscal 2004, the Company had four customers that accounted for more than 10% of its consolidated revenues. These four customers were included in the DSG segment and accounted for 17%, 15%, 12% and 12%, respectively, of the Company’s consolidated revenues for fiscal 2004.

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

Effective July 1, 2005 the activities of the SNG and PSS were reorganized into a new business group named the Public Safety, Security and Industrial Systems Group (PSSIG). As a result of this reorganization, this group became a reportable business segment for financial reporting purposes in fiscal year 2006. Revenues in this group include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers. Prior year amounts have been reclassified to reflect the inclusion of SNG and PSS into the new PSSIG segment. Logic and cVideo are included in the PSSIG segment. RBIS and Webtech have been included in the DSG segment.

Summarized financial information concerning our reportable business segments for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Revenues:
DSG	$48,954,000	$43,323,000	$34,895,000
PSSIG	6,907,000	2,446,000	--
Totals	$55,861,000	$45,769,000	$34,895,000

Income (loss) from operations:
DSG	$90,000	$3,132,000	$2,043,000
PSSIG	(2,152,000)	(338,000)	--
Totals	$(2,062,000)	$2,794,000	$2,043,000

Identifiable assets:
DSG	$29,511,000	$22,029,000	$17,717,000
PSSIG	12,695,000	2,726,000	--
Totals	$42,206,000	$24,755,000	$17,717,000

Goodwill:
DSG	$10,587,000	$4,583,000	$5,452,000
PSSIG	7,988,000	2,726,000	--
Totals	$18,575,000	$7,309,000	$5,452,000

Capital expenditures:
DSG	$481,000	$522,000	$181,000
PSSIG	371,000	115,000	--
Totals	$852,000	$637,000	$181,000

Depreciation and amortization:
DSG	$846,000	$603,000	$347,000
PSSIG	535,000	89,000	--
Totals	$1,381,000	$692,000	$347,000

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

Note 15- Legal matters:

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time. As of June 30, 2006, the Company is not involved in any litigation.

16. Selected quarterly financial data (unaudited):

Summarized quarterly consolidated financial information for fiscal 2006 and 2005 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2006
Total revenues	$13,094,000	$12,448,000	$13,388,000	$16,931,000
Income (loss) from operations	881,000	425,000	(1,831,000)	(1,537,000)
Net income (loss)	475,000	194,000	(1,333,000)	(1,079,000)
Basic income (loss) per share	$0.04	$0.02	$(0.10)	$(0.07)
Diluted income (loss) per share	$0.04	$0.04	$(0.10)	$(0.07)
Shares used in basic income (loss) per share computation	10,880,466	11,870,848	13,132,772	14,899,330
Shares used in diluted income (loss) per share computation	13,656,847	13,090,314	13,132,772	14,899,330

Fiscal 2005
Total revenues	$11,107,000	$10,462,000	$10,944,000	$13,256,000
Income from operations	614,000	566,000	651,000	963,000
Net income	304,000	256,000	321,000	526,000
Basic income per share	$0.04	$0.03	$0.04	$0.06
Diluted income per share	$0.03	$0.03	$0.03	$0.05
Shares used in basic income per share computation	8,153,516	8,159,177	8,825,460	9,405,721
Shares used in diluted income per share computation	10,964,966	10,884,093	11,276,234	11,716,319

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors
SYS:

We consent to the incorporation by reference in the registration statement (No. 333-126065) of Form S-3 of  SYS of our report dated September 29, 2006, with respect to the consolidated balance sheets of SYS as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006, which report appears in the June 30, 2006 annual report on Form 10-K of SYS.

Our report dated September 29, 2006, contains an explanatory paragraph, which states the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and accordingly, has changed its method of accounting for share-based compensation.

/S/ KPMG LLP

San Diego, California
September 29, 2006

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of SYS;

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

Dated: September 29, 2006	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, certify that:

1. I have reviewed this Annual Report on Form 10-K of SYS;

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

Dated: September 29, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Annual Report on Form 10-K of the Registrant for the year ended June 30, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 29, 2006	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Annual Report on Form 10-K of the Registrant for the year ended June 30, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 29, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.