Form 10-Q
period 2006-09-29
SYS
filed 2006-11-13
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

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

As of November 1, 2006 there were 18.5 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 29, 2006 and June 30, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended September 29, 2006 and September 30, 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 29, 2006 and September 30, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands)
	September 29, 2006	June 30, 2006
ASSETS
Current Assets
Cash	$2,076	$2,106
Accounts receivable, net	12,628	13,966
Inventories	494	558
Prepaid expenses	515	526
Income tax refund receivable	837	836
Total current assets	16,550	17,992

Furniture, equipment and leasehold improvements, net	1,909	1,717
Intangible assets, net	3,143	3,446
Goodwill	18,543	18,575
Deferred taxes	210	210
Other assets	290	266
Total assets	$40,645	$42,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$348	$899
Accounts payable	1,626	2,106
Accrued payroll and related expenses	2,566	3,074
Other accrued liabilities	1,165	1,280
Deferred taxes	404	671
Current portion of convertible notes payable, related party	998	992
Current portion of convertible notes payable	1,088	1,080
Current portion of note payable	312	250
Deferred revenue	383	373
Total current liabilities	8,890	10,725

Convertible notes payable, net of current portion, related party	975	975
Convertible notes payable, net of current portion	2,150	2,150
Note payable, net of current portion	688	750
Other long-term liabilities	157	99
Total liabilities	12,860	14,699

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
15,471 and 15,353 shares issued and outstanding
as of September 29, 2006 and June 30, 2006, respectively	27,031	26,638
Retained earnings	754	869
Total stockholders’ equity	27,785	27,507

Total liabilities and stockholders’ equity	$40,645	$42,206

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED) (amounts in thousands, except per share data)

	2006	2005

Revenues	$16,243	$13,094

Operating costs and expenses:
Cost of revenues	12,506	10,504
Selling, general and administrative expenses	3,110	1,350
Research, engineering and development expenses	849	359
Total operating costs and expenses	16,465	12,213

Income (loss) from operations	(222)	881

Other (income) expense:
Other income	(37)	(36)
Interest expense	197	99
Total other (income) expense	160	63

Income (loss) before income taxes	(382)	818

Income tax (benefit) provision	(267)	343

Net income (loss)	$(115)	$475

Net income (loss) per share:
Basic	($ 0.01)	$ 0.04
Diluted	($ 0.01)	$ 0.04

Weighted average shares outstanding:
Basic	15,405	10,880
Diluted	15,405	13,657

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED) (amounts in thousands)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(115)	$475
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	441	202
Share-based compensation expense	114	156
Accretion of debt discount	14	11
Deferred taxes	(267)	--
Gain on disposition of equipment	(4)	--
Stock contributed to employee benefit plan	248	279
Changes in operating assets and liabilities:
Accounts receivable	1,338	(472)
Inventories	52	2
Prepaid expenses and other current assets	10	(88)
Accounts payable	(480)	(234)
Accrued payroll and related expenses	(508)	(1,001)
Income taxes payable	--	207
Other accrued liabilities	(92)	16
Deferred revenue	43	(26)
Net cash provided by (used in) operating activities	794	(473)

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(256)	(187)
Cash paid for acquisitions, net of cash acquired	(19)	(215)
Proceeds from sale of furniture and equipment	3	--
Liquidation of investment	--	90
Other	(32)	(13)
Net cash used for investing activities	(304)	(325)

Cash Flows from Financing Activities:
Net line of credit payments	(551)	--
Issuance of stock to employee stock purchase plan	--	196
Proceeds from exercise of stock options and warrants	31	413
Registration costs	--	(30)
Net cash provided by (used in) financing activities	(520)	579

Net decrease in cash	(30)	(219)

Cash at beginning of period	2,106	3,485

Cash at end of period	$2,076	$3,266

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) THREE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED) (amounts in thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Interest paid	$176	$94
Income taxes paid	$3	$136

Supplemental disclosure of non-cash investing and financing activities:

Acquisitions:
Fair value of assets acquired, net of cash received	$19	$1,028
Less other liabilities	--	(372)
Less value of warrants issued	--	(65)
Less common stock issued	--	(376)
Cash paid	$19	$215

Acquisition of capital leases	$69	$--
Common stock issued on conversion of notes payable	$--	$88

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation

The accompanying condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission (SEC). The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. All of the Company’s operations are conducted in the United States.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation. In particular, allocable overhead costs that were previously reported as selling, general and administrative expenses were reclassified to costs of revenues in the amount of $0.3 million and certain other costs also previously included in selling, general and administrative expenses were reclassified to research, engineering and development expenses in the amount of $0.3 million. Additionally, $0.1 million of cash flows related to the Company’s Employee Stock Purchase Plan previously classified as financing activities were reclassified to operating activities. The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

New Accounting Pronouncements

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

2. Share-Based Compensation:

The Company has two stock plans that provide or have provided for the grant to employees of stock options, permit the grant of non-statutory share-based awards to paid consultants, and provide for the automatic grant of non-statutory share-based awards to outside directors. The plans may have options with terms of no more than ten years. The maximum terms of the options granted under these plans have been seven years with a maximum vesting of five years. The Company also has an employee stock purchase plan (ESPP) for employees to purchase its common stock at a discount. The ESPP provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock. The exercise date of the ESPP is the last day of the six month period and the purchase price is 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123(R). Under the modified-prospective-transition method, share-based compensation expense recognized during the three months ended September 29, 2006 and September 30, 2005 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options during the three months ended September 29, 2006 (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at June 30, 2006	1,924	$2.48
Granted	361	$2.41
Exercised	(15)	$2.08
Forfeited	(4)	$3.95
Expired	(40)	$2.39
Balance outstanding at September 29, 2006	2,226	$2.47	3.10	$280

Options exercisable at September 29, 2006	1,468	$2.25	2.51	$275

The following is a summary of the share-based compensation expense recognized by the Company for the three months ending September 29, 2006 and September 30, 2005 (in thousands):

	2006	2005
Stock options	$62	$30
Employee stock purchase plan	52	38
Employee stock purchase agreement	--	37
Shares issued and issuable to employees in connection with the acquisition of Antin	--	51
Total	$114	$156

3. Accounts Receivable:

Accounts receivables consist of the following (in thousands):
	September 29,	June 30,
	2006	2006
Amounts billed	$6,204	$7,671
Amounts unbilled	6,563	6,458
Less allowance for doubtful accounts	(139)	(163)
Totals	$12,628	$13,966

4. Inventory

Inventory consisted of the following (in thousands):
	September 29,	June 30,
	2006	2006
Raw materials	$296	$372
Finished goods	198	186
	$494	$558

5. Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consisted of the following (in thousands):

	September 29,	June 30,
	2006	2006
Furniture and equipment	$3,608	$3,273
Leasehold improvements	361	327
	3,969	3,600

Less accumulated depreciation and amortization	(2,060)	(1,883)
Net	$1,909	$1,717

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.2 million and $0.1 million for the three months ended September 29, 2006 and September 30, 2005, respectively.

6. Intangible Assets and Goodwill:

Intangible assets consist of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
September 29, 2006
Technology	4	$650	$(244)	$406
Trade name	3	627	(193)	434
Customer relationships	8	2,454	(274)	2,180
Patents	-	29	(29)	--
Other intangibles	1	697	(574)	123
Total		$4,457	$(1,314)	$3,143

June 30, 2006
Technology	5	$700	$(215)	$485
Trade name	3	627	(147)	480
Customer relationships	8	2,454	(194)	2,260
Patents	-	29	(29)	--
Other intangibles	2	697	(476)	221
Total		$4,507	$(1,061)	$3,446

Amortization expense for intangible assets was $0.3 million and $0.1 million for the three months ended September 29, 2006 and September 30, 2005, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:

Fiscal year
9 months ending June 30, 2007	$563
2008	631
2009	541
2010	373
2011	283
Thereafter	752
Total	$3,143

Goodwill

The changes in the carrying amount of goodwill during the three months ended September 29, 2006 are as follows (in thousands):
	DSG	PSSIG	Total
Balance June 30, 2006 (1)	$11,277	$7,298	$18,575
Miscellaneous purchase price allocation adjustments	(12)	(20)	(32)
Balance September 29, 2006	$11,265	$7,278	$18,543
(1) See Note 11 regarding our reportable segments.

7. Convertible Notes Payable and Other Debt (in thousands)

 As of September 29, 2006, the Company had outstanding convertible notes payable totaling $5.2 million, of which $2.1 million was reported as a current liability and $3.1 million was reported as a long-term liability.

The following table shows the detail of our convertible notes payable as of September 29, 2006 and June 30, 2006 (amounts in thousands):

			Related Party
	September 29,	June 30,	September 29,	June 30,
	2006	2006	2006	2006
Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, principal due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	$800	$800	$713	$713

Unamortized discount related to convertible notes payable due December 31, 2006	(7)	(15)	(7)	(13)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, principal due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	295	295	96	96

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, principal due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	196	196

Convertible note payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share. (see Note 9)	2,150	2,150	975	975

	3,238	3,230	1,973	1,967

Less current portion	(1,088)	(1,080)	(998)	(992)

Total convertible notes payable, net of current portion	$2,150	$2,150	$975	$975

Maturities of principal balances of convertible notes, excluding the effect of the discount, are: Fiscal 2007 - $2.1 million and 2009 - $3.1 million.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This credit facility, as it relates to any balances outstanding on the line of credit, expires in December 2006, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (8.5% as of September 29, 2006). As of September 29, 2006, the Company had approximately $0.3 million of borrowings outstanding under this line of credit. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant, the current assets to current liabilities covenant, the ratio of Senior debt to EBITDA covenant, and modify the tangible effective net worth covenant and cash flow coverage ratio covenant.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive Comerica's consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for the fiscal years 2007 through 2010, with payments beginning in October, 2006. As of September 29, 2006, $1.0 million was outstanding under the term note, of which $0.3 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of September 29, 2006, the maximum borrowing under the line of credit was $3.0 million and the remaining available borrowing capacity on the line of credit was approximately $2.7 million.

Although the credit facility is scheduled to expire on December 28, 2006, the lender has notified the Company of its intentions to extend the credit facility to December 31, 2007. However, in the event the credit facility is not extended, the Company believes that existing cash on hand as well as cash flows generated from operations for the remainder of fiscal 2007 will be sufficient to repay the convertible notes that become due in fiscal 2007 should the holders of such convertible notes decide not to convert their notes into shares of SYS common stock, as well as the remaining amounts due under the credit facility and the principal amounts that become due in fiscal 2007 under the term note.

8. Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of notes payable and the exercise of stock options and warrants, were issued during the period.

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period (in thousands except per share data):

	Three Months Ended
	September 29,	September 30,
	2006	2005
Numerators:
Net income (loss)	$(115)	$475
Add back - interest expense on convertible notes, net of tax effects	--	58
Net income (loss) applicable to common stockholders- diluted	$(115)	$533

Denominators:
Weighted average shares for basic net income per common share	15,405	10,881
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	--	984
Add dilutive effect of assumed conversion of convertible promissory notes	--	1,792
Weighted average shares for diluted net income per common share	15,405	13,657

Basic net income (loss) per common share	$ (0.01)	$ 0.04
Diluted net income (loss) per common share	$ (0.01)	$ 0.04

For the three months ended September 29, 2006, a total of 1.9 million shares related to stock options, convertible notes and the ESPP were excluded from the calculation of diluted EPS because they were anti-dilutive.

9. Income Tax:

The Company’s effective tax rate for the three months ended September 29, 2006 was approximately 70.0% compared to 41.9% for the three months ended September 30, 2005. The effective tax rate of 70.0% for the three months ended September 29, 2006 is primarily a result of share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, which were considered in estimating the annual effective tax rate. This resulted in an increase in the effective tax rate above the customary relationship expected between income tax expense and pre-tax accounting income. Although the Company has recorded a benefit for income taxes in the three months ended September 29, 2006, the Company expects that it will incur income tax expense for the full fiscal year of 2007 based on its current forecast of annual income before income taxes.

10. Legal Matters:

Periodically, the Company is involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

11. Segment Information:

The Company reports operating results and financial data for two reporting segments: Defense Solutions Group (DSG) and Public Safety, Security and Industrial Systems Group (PSSIG). DSG provides engineering, technical, and financial and management services primarily to U.S. Government customers. Revenues in the PSSIG include products and equipment sales, software, engineering and installation services for industrial and commercial customers as well as government customers.

Effective July 1, 2006 certain business activities that were managed and reported under the DSG were moved into the PSSIG and are now managed and reported within that business group. The activities consisted principally of training related services and certain software services-based contracts that are inter-related with other activities in the PSSIG. Prior year amounts have been reclassified to reflect the inclusion of these activities in the PSSIG.

For the three months ended September 29, 2006, the Company’s revenues were derived primarily from engineering and technical services, but also included product sales that represented less than 10% of consolidated revenues. For the three months ended September 30, 2005, the Company’s revenues were derived solely from engineering and technical services. Revenues for all periods presented were from customers located in the U. S. The Company has no operations located outside of the U. S.

Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $15.0 million, or 92.1% of consolidated revenues in the three months ended September 29, 2006. The Company did not have any significant non-government sales during the three months ended September 30, 2005. No single contract or individual customer accounted for more than 10% of total revenue for the three months ended September 29, 2006 and September 30, 2005, respectively.

Selected financial data by segment is as follows (in thousands):

	Three Months ended
	September 29,	September 30,
	2006	2005
Revenue:
DSG	$12,360	$11,706
PSSIG	3,883	1,388
Totals	$16,243	$13,094

Income (loss) from operations:
DSG	$505	$794
PSSIG	(727)	87
Totals	$(222)	$881

Capital expenditures:
DSG	$33	$52
PSSIG	204	72
Corporate and other	19	63
Totals	$256	$187

Depreciation and amortization:
DSG	$271	$98
PSSIG	101	63
Corporate and other	69	41
Totals	$441	$202

	September 29,	June 30,
	2006	2006
Identifiable assets:
DSG	$24,598	$27,606
PSSIG	11,917	10,567
Corporate and other	4,130	4,033
Totals	$40,645	$42,206

Goodwill:
DSG	$11,265	$11,277
PSSIG	7,278	7,298
Totals	$18,543	$18,575

12. Subsequent Event:

Merger with Ai Metrix

On October 17, 2006, the Company acquired all the outstanding common stock of Ai Metrix in a stock transaction for approximately $7.7 million, inclusive of approximately $0.4 million of transaction costs. The Company will include the financial results of Ai Metrix in its consolidated financial statements beginning October 17, 2006. Ai Metrix is a Reston, Virginia-based provider of innovative network management solutions. The merger furthers one of SYS’s goals of broadening its customer base for both commercial and governmental entities as well as broadening its existing product base.

In connection with the merger, the Company issued approximately 3.1 million shares of common stock, valued at approximately $7.3 million based on the average closing price of the Company’s common stock for the period beginning two days before and the day of the execution of the merger agreement. Additional consideration of up to 1.9 million shares of SYS common stock may be issued if certain EBITDA targets are met through December 31, 2007.

The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Standards No. 141 “Business Combinations” (SFAS 141). The total purchase price of $7.7 million has been preliminarily allocated to the net tangible and intangible assets of Ai Metrix acquired in connection with the merger based on the estimated fair values on the effective date of the merger which consisted of cash $0.1 million, accounts receivable $1.8 million, property and equipment and prepaid expenses $0.2 million and accounts payable and accrued expenses ($0.8). The remaining purchase price of $6.4 million will be allocated to deferred revenue, deferred taxes, goodwill and identified intangible assets. The allocation of the purchase price has not been finalized and is subject to change. The primary areas of the purchase price allocation that are not yet finalized relate primarily to deferred taxes, deferred revenue and intangible assets. The Company plans to complete the purchase price allocation during fiscal year 2007.

The excess of the Company’s total acquisition costs over the estimated fair value of the net assets acquired will be allocated to goodwill. The Company expects that the goodwill will be included as part of the PSSIG segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To the extent that the information presented in this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to review and consider the various disclosures made by us which advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and in the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended June 30, 2006 and other reports and filings made with the Securities and Exchange Commission.

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

Events, Trends and Uncertainties

Management currently considers the following events, trends and uncertainties to be important to understanding the financial condition and operating performance of SYS.

•
Contract Type. Federal Government contracting practices tends to run in cycles. The preferred form of contracting varies and ranges from large contracts with multiple subcontractors and wide areas of work scope to small contracts with more specific areas of scope. Unless the Government has a very specific requirement, most of this work is done on an Indefinite-Delivery, Indefinite-Quantity type of contract. In general, the Government is now trending towards issuing large Multiple Award Contracts (“MAC”) where multiple winners continue to compete on a task by task basis. This trend was reinforced through the SeaPort-Enhanced MAC contract that has become a key contracting component for Naval Sea Air Command (NAVSEA) and SYS was awarded one such MAC contract. All tasks awarded under the SeaPort-Enhanced MAC type contracts are competitively bid among all eligible MAC holders. In addition, the cost plus nature of these tasks reduces performance risks but lowers the opportunity to make larger fees.

The task awards are frequently awarded on a cost reimbursable basis, cover a broader spectrum of activity and in general favor large businesses. SYS has been awarded a SeaPort-Enhanced contract which offers opportunity for SYS to bid on areas that it might not otherwise have an opportunity to bid. On the other hand, if the scope of the task is too large it may exceed SYS’ ability to respond. Despite the desire of upper level Government management to convert these contracts to fixed price contracts this is not usually achieved due to a lack of well defined specifications of the work to be performed. Thus, increasingly SYS is competing with larger companies for cost reimbursable contract opportunities that do not effectively consider innovation in the pricing evaluation and favor larger businesses doing business as usual where they may have a competitive pricing advantage and the advantage of performing on a larger scope of work. Reduction of this risk will depend on SYS’ ability to convince the Government that they can get better products at a better value by issuing more focused tasks versus large generic tasks.

In addition, SYS will pursue time and materials or fixed price contracts where SYS can be more agile and creative with process, technology, expertise, and management functions to provide a solution and to reduce the price for the customer.

Our gross margins (revenues less contract costs) are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Further, with the inclusion of products based companies such as Logic and cVideo, our gross margins will be affected by the cost and availability of materials and components, product mix and other fixed and variable costs. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three months ended September 29, 2006 and September 30, 2005:

	2006	2005
Cost reimbursable	81%	79%
Time and materials	15%	14%
Fixed price	4%	7%
Total	100%	100%

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on the percentage of our business as a prime contractor because the direct customer relationship provides an opportunity for higher margins and longer term revenue streams.  At September 29, 2006, our mix of contracts consists of approximately 55.0% prime contracts and 45.0% subcontracts compared to a mix of 51.0% prime contracts and 49.0% subcontracts at September 30, 2005.

Total backlog as of September 29, 2006 was $52.1 million, of which $30.2 million was funded and $21.9 million had been ordered, but not yet funded. Total backlog as of September 30, 2005 was $29.1 million, of which $17.1 million was funded and $12.0 million had been ordered, but not yet funded.

All of our U.S. government contracts are subject to audit and various cost controls and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

•
Revenue Mix. Our business areas that encompass program management, financial management, base support, and logistics support (together “engineering and program management services”) have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown. We anticipate that this trend will continue as the DoD continues to implement their focus on enhanced information technology and communications systems, data acquisition and real time situational awareness. This may result in a decrease in the DSG revenues on a comparable basis. At the same time, we anticipate that revenues in the PSSIG business will grow as we add to or expand existing product offerings.

•
Strategy. Our business growth strategy is focused on continuing to develop our core strengths in C4ISR, information technology, and systems integration while adding products and capabilities that will allow us to grow our markets in these areas as well as expand into other markets, including commercial and industrial markets. We intend to accomplish this growth strategy through acquisitions and through productizing capabilities and solutions developed through our engineering services. We believe that this strategy will enable us to diversify our revenue sources, compete for larger DoD programs and ultimately grow our operating margins, especially through the inclusion of products.

•
Product Development and Sales and Marketing Expenses. During the past fiscal year we significantly increased our research and development and sales and marketing activities associated with acquired products-based businesses and with newly developing product lines. We plan to continue investing in further such activities in the current fiscal year.

Results of Operations

The following table sets forth certain items, including consolidated revenues for the three months ended September 29, 2006 and September 30, 2005:

	2006	Percent	2005	Percent
Revenues	$16,243	100.0%	$13,094	100.0%
Operating costs and expenses:
Costs of revenues	12,506	77.0%	10,504	80.2%
Selling, general & administrative	3,110	19.1%	1,350	10.3%
Research, engineering and development	849	5.2%	359	2.7%
Total operating costs and expenses	16,465	101.3%	12,213	93.2%
Income (loss) from operations	(222)	(1.3%)	881	6.8%

Other (income) expense:
Other income	(37)	(0.2%)	(36)	(0.3%)
Interest expense	197	1.2%	99	0.8%
Total other (income) expense	160	1.0%	63	0.5%
Income (loss) before income taxes	(382)	(2.3)%	818	6.3%
Income tax provision (benefit)	(267)	(1.6%)	343	2.6%
Net income (loss)	$(115)	(0.7%)	$475	3.7%

Revenues.  For the first quarter of fiscal 2007, our revenues increased by approximately $3.1 million or 24.0% to $16.2 million from $13.1 million for the same period in fiscal 2006. The increase in revenues was primarily attributable to the acquisitions of RBIS, cVideo and Logic Innovations, which added approximately $3.5 million and approximately $1.2 million from increases in training and software engineering services in the PSSIG, offset by $1.6 million in decreases in the engineering and program management services business and certain C4ISR programs.

Revenues by reportable segment for the three months ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

	2006	2005	$ Change	% Change
DSG	$12,360	$11,706	$654	5.6%
PSSIG	3,883	1,388	2,495	179.8%
Total revenues	$16,243	$13,094	$3,149	24.0%

Effective July 1, 2006 certain business activities that were managed and reported under the DSG were moved into the PSSIG and are now managed and reported within that business group. The activities consisted principally of training related services and certain software services based contracts that are inter-related with other activities in the PSSIG. Prior year amounts have been reclassified to reflect the inclusion of these activities in the PSSIG.

The growth in the PSSIG operating segment is primarily attributable to growth from the recent acquisitions of cVideo and Logic Innovations, which together added revenues of $1.3 million in the first quarter of fiscal 2007 and approximately $1.2 million from increases in training and software engineering services in the PSSIG . The growth in the DSG segment is primarily attributable to the acquisition of RBIS, which added $2.2 million in revenue for the first quarter of fiscal 2007, offset by decreases of $1.6 million related to certain programs within C4ISR and management and engineering services.

Costs of revenue.  Costs of revenue for services includes all direct costs such as labor, materials and subcontractor costs.  Costs of revenue for services also includes indirect overhead costs such as facilities, indirect labor, fringe benefits and other discretionary costs which are pooled and allocated to contracts on a pro rata basis. Generally, changes in direct costs for services are correlated to changes in revenue as resources are consumed in the production of that revenue. Costs of revenue for products includes the direct costs and manufacturing indirect expenses associated with manufacturing our products.

As a percentage of revenue, costs of revenue were 77.0% for the first quarter of fiscal 2007 and 80.2% for the same period in fiscal 2006, resulting in gross margins of 23.0% and 19.8%, respectively. The increase in gross margin in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to the introduction of product revenues through the acquisition of cVideo and Logic Innovations during the second quarter of fiscal 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses increased $1.8 million, or 130.4%, to $3.1 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase in SG&A during the first quarter of fiscal 2007 compared to the same period in the prior year was a result of SG&A expenses related to cVideo and Logic Innovations and Vigilys™, which together added $0.9 million in SG&A expenses. SG&A expenses also increased due to increased spending for our infrastructure support, increased spending for sales and marketing efforts, increased amortization expense attributable to acquisitions and increased facility and audit, legal and other professional related expenses. We anticipate that we will likely maintain this level of SG&A expenditures as we continue to expand our sales and marketing efforts, develop new business lines and pursue acquisitions.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses increased $0.5 million, or 136.5%, to $0.8 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase in these expenses was partially attributable to a strategic decision at the beginning of the fiscal year regarding development and enhancing existing technology and also R&D expenses incurred as a result of the acquisition of Logic Innovations and cVideo during fiscal 2006. We anticipate that we will maintain this level of R&D for future periods as we continue to develop new products.

Income (loss) from operations.  The Company incurred losses from operations of ($0.2) million in the first quarter of fiscal 2007 compared to income from operations of $0.9 million in the first quarter of fiscal 2006. This decrease in income from operations is primarily due to the increased spending for SG&A and R&D.

Income from operations for the current fiscal year includes share-based compensation expense incurred during the first quarter of fiscal 2007 and 2006 of approximately $0.1 million and $0.2 million, respectively, which included non-cash expenses associated with stock options granted to employees, the employee stock purchase plan and in the first quarter of fiscal 2006, non-cash expenses related to an employee stock purchase agreement. The recognition of these share-based compensation expenses is in accordance with FASB No. 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. During the first quarter of fiscal 2007, other (income) expense increased $0.1 million related to an increase of interest expense of $0.1 million compared to the same period in fiscal 2006 due to a net increase in interest expense related to the issuance of approximately $3.1 million in convertible notes in February 2006 and borrowings on our line of credit in fiscal 2006, partially offset by the conversion of convertible notes during fiscal 2006.

Income tax (benefit) provision. The income tax (benefit) provision for the first quarter of fiscal 2007 was ($0.3) million versus $0.3 million in the same period of fiscal 2006. Our effective tax rate for the first quarter of fiscal 2007 was approximately 70.0% compared to 41.9% in the same period of fiscal 2006. The effective tax rate of 70.0% for the first quarter of fiscal 2007 is primarily the result of share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, which were considered in estimating the annual effective tax rate. This resulted in an increase in the effective tax rate above the customary relationship expected between income tax expense and pre-tax accounting income. Although we have recorded a benefit for income taxes in the first quarter of fiscal 2007, we expect that we will incur income tax expense for the full fiscal year of 2007 based on our current forecast of annual income before income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $7.7 million at September 29, 2006 compared to $7.3 million at June 30, 2006.

Cash flows from operating activities. Cash flows from operating activities increased $1.3 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase in operating cash flows was primarily due to a higher contribution of accounts receivable related to increased revenues and timing of collecting customer payments and decreased accrued payroll and related taxes as a result of the timing of the payment of payroll.

Cash flows from investing activities. Cash flows used in investing activities was $0.3 million for the first quarter of fiscal years 2007 and 2006. Purchases of furniture and equipment increased $0.1 million and cash paid for acquisition decreased $0.2 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. Additionally, we received $0.1 million in proceeds on the liquidation of an investment in the first quarter of fiscal 2006.

Cash flows from financing activities. Cash flows from financing activities decreased $1.1 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The decrease was due to $0.5 million in principal payments on our line of credit borrowings and a decrease of $0.6 million of proceeds related to stock option and warrant exercises.

As of September 29, 2006, we had convertible notes payable totaling $5.2 million consisting of $1.5 million remaining from a $3.2 million private placement completed during 2004 (excluding $28,000 balance of note discount), $0.4 million issued in connection with the acquisition of Polexis, $0.2 million issued in connection with the Antin acquisition, and $3.1 million issued in conjunction with the private placement in February 2006. A total of $2.1 million of the convertible notes mature in fiscal 2007.

One of our regular sources of liquidity is our revolving line of credit facility for $4.0 million that expires on December 28, 2006. Our revolving line of credit facility had an outstanding balance of $0.3 million at September 29, 2006. The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. The balance of the term note as of September 29, 2006 was $1.0 million, of which $0.3 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of September 29, 2006, the maximum borrowing under the line of credit was $3.0 million and the remaining available borrowing capacity on the line of credit was approximately $2.7 million.

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

Management believes that SYS will have sufficient cash flow from operations and funds available under the revolving credit agreement to finance its operating and capital requirements for at least the next twelve months. Although the credit facility is scheduled to expire on December 28, 2006, the lender has notified management of its intentions to extend the credit facility to December 31, 2007. However, in the event the credit facility is not extended, management believes that existing cash on hand as well as cash flows generated from operations for the remainder of fiscal 2007 will be sufficient to repay the convertible notes that become due in fiscal 2007 should the holders of such convertible notes decide not to convert their notes into shares of SYS common stock, as well as the remaining amounts due under the credit facility and the principal amounts that become due in fiscal 2007 under the term note.

The maturity dates of principal amounts owed under the $1.0 million term note with this lender would not be affected by the termination of the line of credit. However, in the event of termination, the covenants currently applicable to the line of credit would remain applicable to the term note for as long as amounts are outstanding. Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash through debt and equity financing transactions and regain profitability. We may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. Our recent losses may impact our ability to raise capital or extend the expiration date of our line of credit.

Commitments (amounts in thousands)
	Total	Nine months ended June 30, 2007	2008	2009	2010	2011	Thereafter
Convertible notes (1)	$6,049	$2,416	$313	$3,320	$--	$--	$--
Note payable (1)	1,169	305	309	288	267	--	--
Capital leases (1)	69	14	14	14	14	13	--
Operating leases	3,645	1,283	1,191	798	229	133	11
Total	$10,932	$4,018	$1,827	$4,420	$510	$146	$11
(1) Includes principal and interest

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Risks Factors

We urge you to consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended June 30, 2006, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  We urge you to refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

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

 The current war effort in Iraq may cause a shift of government spending away from programs and or products in which we currently derive revenues.

The US Government is currently prosecuting a major war effort in Iraq, a major world wide global war on terrorism including troops in Afghanistan and other countries. The products and services that SYS offers in information connectivity, sensor networking, and command and control provides solutions to the real-time information and communications challenges faced in the efforts to address these crises. However, continued spending for the war effort may cause a shift in funding for these transformational technology solutions. The lack of funding for our programs will cause a material adverse affect on our financial condition, results of operations and cash flows.

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

While we are likely to look for new funding to assist in the acquisition of businesses, it is uncertain whether such funding will be available. Our substantial reliance on our revolving line of credit facility with Comerica Bank - California imposes certain limitations on us, such as complying with financial covenants. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. We may not be successful in raising additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. The net loss reported for the three months ended September 29, 2006 and for fiscal year ended June 30, 2006 may further impact our ability to raise capital.

We may violate financial covenants under our line of credit which could have a material adverse effect on our liquidity and financial condition.

SYS must maintain certain financial covenants under the terms of its line of credit. On September 27, 2006, the lender amended the terms of the line of credit to eliminate the minimum quarterly net income covenant, current assets to current liabilities covenant and ratio of Senior debt to EBITDA covenant and modify the tangible effective net worth covenant and cash flow coverage ratio covenant. We anticipate we will be in compliance with the modified covenants through the expiration date of the credit facility based on our operating budget for fiscal 2007. We intend to renew or replace the credit facility prior to the expiration date. If we are not able to remain in compliance with the financial covenants, the lender may require the Company to pay the outstanding balance and cancel the credit facility which would have a material impact on our financial condition and cash flows.

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of September 29, 2006, we had issued 15,471,344 shares of common stock. Up to 1,467,881 shares of common stock were issuable upon the exercise of employee stock options at a weighted average exercise price of $2.25 per share, 687,522 shares were issuable upon the conversion of convertible notes from the February 2004 Offering at $2.20 per share, 168,563 shares were issuable upon the conversion of convertible notes from the acquisition of Polexis at $2.32 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 868,056 shares were issuable upon the conversion of convertible notes from the February 2006 Offering at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants issued in connection with the May 27, 2005 Offering at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology at $3.87 per share, 110,000 shares were issuable upon the exercise of warrants issued in connection with various transactions at $4.00 per share, 20,000 shares were issuable upon the exercise of warrants issued for services rendered to SmallCap Corporate Advisors, LLC at $2.44 per share and up to 818,750 shares contingently issuable under earn-out provisions in various acquisition transactions. Shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

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

As of September 29, 2006, a total of 7,370,888 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of September 29, 2006, our directors, executive officers and affiliated persons beneficially own approximately 34.3% of our common stock, including stock options exercisable within 60 days of September 29, 2006. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of September 29, 2006 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the three months ended September 29, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of September 29, 2006, we had $0.3 million of variable rate debt outstanding under our credit facility and $1.0 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations for the three months ended September 29, 2006.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $3.9 million at September 29, 2006 based on the conversion rate of the notes and the closing price of our common stock on September 29, 2006.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 29, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes to our risk factors as reported on our Form 10-K for the year ended June 30, 2006. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q for our current risk factors.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

NONE

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

2.10
Agreement and Plan of Merger Dated as of October 17, 2006 By and Among SYS, Shadow IV, Inc., Ai Metrix, Inc., The Majority Stockholders of Ai Metrix, Inc., and Victor E. Parker, as the Stockholder Representative, filed as Exhibit 2.9 to the Company’s report on Form 8-K dated October 18, 2006 and incorporated by this reference.

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

4.13	Form of Subordination Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.3 to the Company’s report on Form 8-K dated February 14, 2006, and incorporated by this reference.
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.4	Employment contract for Clifton L. Cooke, Jr., the Company’s Chief Executive Officer.*
10.5	Employment contract for Edward M. Lake, the Company’s Chief Financial Officer and Executive Vice President of the Company.*
10.6	Employment contract for Michael W. Fink, the Company’s Secretary and Sr. Vice president of Finance and Contracts.*
10.7	Employment contract for Kenneth D. Regan, the President of the Company’s Defense Solutions Group’s and Executive Vice President of the Company.*
10.8	Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as exhibit 99.1 to Form 8-K filed August 18, 2005.
10.9	Employment contract for Ben Goodwin, the Company’s Senior Vice President of Sales and Marketing and President of the Public Safety, Security and Industrial Products Group.*
21.1	List of all subsidiaries of SYS.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	November 13, 2006	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	November 13, 2006	/s/ Edward M. Lake
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

Dated: November 13, 2006	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: November 13, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 29, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 13, 2006	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 29, 2006 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 13, 2006	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer