Form 10-Q
period 2006-12-29
SYS
filed 2007-02-12
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 29, 2006

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

As of February 1, 2007 there were 19.3 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of December 29, 2006 and June 30, 2006

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 29, 2006 and December 30, 2005

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 29, 2006 and December 30, 2005

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
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands)
	December 29, 2006	June 30, 2006
ASSETS
Current Assets
Cash	$3,224	$2,106
Accounts receivable, net	16,559	13,966
Inventories	378	558
Prepaid expenses	507	526
Income tax refund receivable	326	836
Total current assets	20,994	17,992

Furniture, equipment and leasehold improvements, net	2,042	1,717
Intangible assets, net	6,624	3,446
Goodwill	22,090	18,575
Deferred taxes	210	210
Other assets	226	266
Total assets	$52,186	$42,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,575	$899
Accounts payable	2,464	2,106
Accrued payroll and related expenses	3,332	3,074
Other accrued liabilities	1,710	1,280
Deferred taxes	366	671
Current portion of convertible notes payable, related party	1,005	992
Current portion of convertible notes payable	1,095	1,080
Current portion of note payable	250	250
Deferred revenue	1,953	373
Total current liabilities	13,750	10,725

Convertible notes payable, net of current portion, related party	975	975
Convertible notes payable, net of current portion	2,150	2,150
Note payable, net of current portion	625	750
Other long-term liabilities	78	4
Deferred revenue, net of current portion	568	95
Total liabilities	18,146	14,699

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
18,219 and 15,353 shares issued and outstanding
as of December 29, 2006 and June 30, 2006, respectively	33,628	26,638
Retained earnings	412	869
Total stockholders’ equity	34,040	27,507

Total liabilities and stockholders’ equity	$52,186	$42,206

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005

Revenues	$19,216	$12,448	$35,459	$25,542

Operating costs and expenses:
Costs of revenue	14,715	9,646	27,326	20,134
Selling, general and administrative	3,606	1,672	6,579	3,040
Research, engineering and development	1,110	705	1,991	1,062
Total operating costs and expenses	19,431	12,023	35,896	24,236

Income (loss) from operations	(215)	425	(437)	1,306

Other (income) expense:
Other income	(24)	(22)	(61)	(58)
Interest expense	186	91	383	190
Total other expense	162	69	322	132

Income (loss) before income taxes	(377)	356	(759)	1,174

Income tax provision (benefit)	(35)	162	(302)	505

Net income (loss)	$(342)	$194	$(457)	$669

Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.03)	$0.06
Diluted	$(0.02)	$0.01	$(0.03)	$0.05

Weighted average shares:
Basic	17,521	11,871	16,463	11,373
Diluted	17,521	13,090	16,463	12,490

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005 (UNAUDITED) (amounts in thousands)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(457)	$669
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	968	459
Share-based compensation expense	227	266
Accretion of debt discount	28	21
Deferred taxes	(305)	--
Bad debt expense	152	19
Stock contributed to employee benefit plan	475	394
Gain on disposition of equipment	(4)	--
Changes in operating assets and liabilities:
Accounts receivable	(1,115)	(247)
Income tax receivable	510	--
Inventories	168	(90)
Prepaid expenses and other current assets	95	(66)
Accounts payable	333	(410)
Accrued payroll and related expenses	(120)	(469)
Income taxes payable	--	(138)
Other accrued liabilities	(401)	(249)
Deferred revenue	(116)	121
Net cash provided by operating activities	438	280

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(432)	(392)
Net cash (paid) received for acquisitions, net of cash acquired	202	(4,560)
Proceeds from investment	--	90
Other	33	(12)
Net cash used for investing activities	(197)	(4,874)

Cash Flows from Financing Activities:
Net line of credit borrowings	676	572
Payments of notes payable and other borrowings	(125)	--
Issuance of stock to employee stock purchase plan	266	419
Proceeds from exercise of stock options and warrants	60	575
Registration costs	--	(43)
Net cash provided by financing activities	877	1,523

Net increase (decrease) in cash	1,118	(3,071)

Cash at beginning of period	2,106	3,485

Cash at end of period	$3,224	$414

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) SIX MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005 (UNAUDITED) (amounts in thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Interest paid	$346	$157
Income taxes paid	$3	$716

Supplemental disclosure of non-cash investing and financing activities:

Acquisitions:
Fair value of assets acquired	$9,955	$8,177
Less cash acquired	(801)	(157)
Less other liabilities assumed	(3,394)	(882)
Less note payable issued	--	(100)
Less value of warrants issued	--	(64)
Less common stock issued	(5,962)	(2,414)
Cash paid (received)	$(202)	$4,560

Acquisition of capital leases	$80	$--
Common stock exchanged upon exercise of stock options	$--	$5
Common stock issued on conversion of notes payable	$--	$898

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission (SEC). The accompanying unaudited condensed financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. All of the Company’s operations are conducted in the United States.

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

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation. In particular, allocable overhead costs that were previously reported as selling, general and administrative expenses were reclassified to costs of revenues in the amount of $0.6 million and $0.3 million for the three and six month periods, respectively. Certain other costs also previously included in selling, general and administrative expenses were reclassified to research, engineering and development expenses in the amount of $0.1 million for both the three and six month periods, respectively. The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

2. New Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective July 1, 2007 and the Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial condition or results of operations.

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

3. Share-Based Compensation:

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123(R). Under the modified-prospective-transition method, share-based compensation expense recognized during the three and six months ended December 29, 2006 and December 30, 2005 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options during the six months ended December 29, 2006 (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Shares		Price	Term (Yrs)	Value
Balance outstanding at June 30, 2006	1,924	$2.48
Granted	455	2.42
Exercised	(30)	2.01
Forfeited	(16)	3.45
Expired	(48)	2.35
Balance outstanding at December 29, 2006	2,285	$2.47	2.74	$410

Options exercisable at December 29, 2006	1,465	$2.27	2.30	$397

The following is a summary of the share-based compensation expense recognized by the Company for the three and six months ended December 29, 2006 and December 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005

Stock options	$50	$35	$112	$65
Employee stock purchase plan	63	38	115	76
Employee stock purchase agreement	--	37	--	74
Shares issued and issuable to employees in connection with the acquisition of Antin	--	--	--	51

Total	$113	$110	$227	$266

The following table summarizes the weighted average assumptions used to estimate the value of share-based awards granted during the six months ended December 29, 2006 and December 30, 2005 for the Company’s stock option plan and employee stock purchase plan:
	Stock Options		ESPP
	12/29/2006	12/29/2005	12/29/2006	12/29/2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	38.6%	33.5%	38.4%	48.4%
Risk-free interest rate	4.8%	4.1%	5.3%	3.4%
Expected lives	3.85	4.00	0.50	0.50

4. Accounts Receivable:

Accounts receivable consisted of the following (in thousands):
	December 29,	June 30,
	2006	2006
Amounts billed	$10,090	$7,671
Amounts unbilled	6,827	6,458
Less allowance for doubtful accounts	(358)	(163)
Totals	$16,559	$13,966

5. Inventory:

Inventory consisted of the following (in thousands):
	December 29,	June 30,
	2006	2006
Raw materials	$328	$372
Finished goods	50	186
	$378	$558

6. Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements consisted of the following (in thousands):
	December 29,	June 30,
	2006	2006
Furniture and equipment	$3,930	$3,273
Leasehold improvements	371	327
	4,301	3,600

Less accumulated depreciation and amortization	(2,259)	(1,883)
Net	$2,042	$1,717

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.2 million and $0.1 million for the three months ended December 29, 2006 and December 30, 2005, respectively, and $0.4 million and $0.2 million for the six months ended December 29, 2006 and December 30, 2005, respectively.

7. Intangible Assets and Goodwill:

Intangible assets consisted of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
December 29, 2006
Technology	9	$2,550	$(312)	$2,238
Trade name	7	1,727	(261)	1,466
Customer relationships	9	3,254	(370)	2,884
Patents	-	29	(29)	--
Other intangibles	1	697	(661)	36
Total		$8,257	$(1,633)	$6,624

June 30, 2006
Technology	5	$700	$(215)	$485
Trade name	3	627	(147)	480
Customer relationships	8	2,454	(194)	2,260
Patents	-	29	(29)	--
Other intangibles	2	697	(476)	221
Total		$4,507	$(1,061)	$3,446

Amortization expense for intangible assets was $0.3 million and $0.1 million for the three months ended December 29, 2006 and December 30, 2005, respectively, and $0.6 million and $0.2 million for the six months ended December 29, 2006 and December 30, 2005, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:
Fiscal year
6 months ending June 30, 2007	$517
2008	1,011
2009	920
2010	752
2011	662
Thereafter	2,762
Total	$6,624

Goodwill

The changes in the carrying amount of goodwill during the six months ended December 29, 2006 are as follows (in thousands):
	DSG	PSSIG	Total
Balance June 30, 2006 (1)	$11,277	$7,298	$18,575
Acquisition of Ai Metrix (2)	--	3,447	3,447
Miscellaneous purchase price allocation adjustments	76	(8)	68
Balance September 29, 2006	$11,353	$10,737	$22,090

(1) See Note 12 regarding the Company’s reportable segments.
(2) See Note 13 regarding the acquisition of Ai Metrix.

8. Convertible Notes Payable and Other Debt (in thousands):

As of December 29, 2006, the Company had outstanding convertible notes payable totaling $5.2 million, of which $2.1 million was reported as a current liability and $3.1 million was reported as a long-term liability.

The following table shows the detail of our convertible notes payable as of December 29, 2006 and June 30, 2006 (amounts in thousands):

			Related Party
	December 29,	June 30,	December 29,	June 30,
	2006	2006	2006	2006
Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, principal due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	$800	$800	$713	$713

Unamortized discount related to convertible notes payable due December 31, 2006	--	(15)	--	(13)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, principal due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	295	295	96	96

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, principal due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	196	196

Convertible note payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share.	2,150	2,150	975	975

	3,245	3,230	1,980	1,967

Less current portion	(1,095)	(1,080)	(1,005)	(992)

Total convertible notes payable, net of current portion	$2,150	$2,150	$975	$975

Maturities of principal balances of convertible notes, excluding the effect of the discount, are: Fiscal 2007 - $2.1 million and 2009 - $3.1 million.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

Subsequent to the three months ended December 29, 2006, note holders converted approximately $1.2 million of the convertible notes into 511,380 shares of common stock and approximately $0.3 million was paid in cash to the note holders for the notes that matured on December 31, 2006.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility was due to expire on December 28, 2006. Effective December 28, 2006, the credit facility was extended for two years through December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (8.50% as of December 29, 2006). As of December 29, 2006, the Company had approximately $1.6 million of borrowings outstanding under this line of credit. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant, the current assets to current liabilities covenant, the ratio of Senior debt to EBITDA covenant, and modified the tangible effective net worth covenant and cash flow coverage ratio covenant. As of December 29, 2006, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the sub-facility bear interest at the bank’s prime rate plus 0.50% (8.75% as of December 29, 2006. The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for the fiscal years 2007 through 2010, with payments beginning in October, 2006. As of December 29, 2006, approximately $0.9 million was outstanding under the term note, of which approximately $0.3 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of December 29, 2006, the maximum borrowing under the line of credit was $3.1 million and the remaining available borrowing capacity on the line of credit was approximately $1.5 million.

9. Net Income (Loss) Per Share:

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period (in thousands except per share data):
	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
Numerators:
Net income (loss)	$(342)	$194	$(457)	$669

Denominators:
Weighted average shares for basic net income per common share	17,521	11,871	16,463	11,373
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	--	1,144	--	1,061
Add dilutive effect of other share-based compensation awards	--	75	--	56
Weighted average shares for diluted net income per common share	17,521	13,090	16,463	12,490

Basic net income (loss) per common share	$(0.02)	$0.02	$(0.03)	$0.06
Diluted net income (loss) per common share	$(0.02)	$0.01	$(0.03)	$0.05

For the three and six months ended December 29, 2006, a total of 2.0 million shares related to stock options, convertible notes and the ESPP were excluded from the calculation of diluted EPS because they were anti-dilutive. For the three and six months ended December 30, 2005, a total of 1.5 million and 1.8 million shares, respectively, related to stock options and convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive.

10. Income Tax:

The income tax (benefit) provision was ($35,000) and ($0.3 million) respectively for the three and six month periods ended December 29, 2006 as compared to $0.2 million and $0.5 million in the same period in fiscal 2006. Our effective tax rate was 11% and 44%, respectively, for the three and six months ended December 29, 2006 as compared to 46% and 43% in the same periods for fiscal 2006. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter. The 11% effective tax rate for the three month period ended December 29, 2006 was the result of revising our estimated annual effective tax rate for the current year from the 70% rate estimated at September 29, 2006 to the 44% rate currently estimated at December 29, 2006. Although we have recorded a benefit for income taxes for the six month period of fiscal 2007, we expect that we will incur income tax expense for the full fiscal year of 2007 based on our current forecast of annual income before income taxes.

11. Legal Matters:

Periodically, the Company is involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. There are currently no such legal matters outstanding.

12. Segment Information:

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

For the six months ended December 29, 2006, the Company’s revenues were derived primarily from engineering and technical services, but also included product sales that represented approximately 8% of consolidated revenues. For the six months ended December 30, 2005, the Company’s revenues were derived primarily from engineering and technical services with approximately 3% from product sales. The Company’s operations are primarily located in the U.S.

Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $31.2 million, or 88.0% of consolidated revenues in the six months ended December 29, 2006. No single contract or individual customer accounted for more than 10% of total revenue for the three and six months ended December 29, 2006 and December 30, 2005, respectively.

Selected financial data by segment is as follows (in thousands):
	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
Revenue:
DSG	$12,508	$9,825	$24,868	$21,316
PSSIG	6,708	2,623	10,591	4,226
Totals	$19,216	$12,448	$35,459	$25,542

Income (loss) from operations:
DSG	$217	$331	$722	$1,110
PSSIG	(432)	94	(1,159)	196
Totals	$(215)	$425	$(437)	$1,306

Capital expenditures:
DSG	$12	$142	$45	$194
PSSIG	156	37	360	109
Corporate and other	8	26	27	89
Totals	$176	$205	$432	$392

Depreciation and amortization:
DSG	$219	$162	$490	$260
PSSIG	244	54	345	117
Corporate and other	64	41	133	82
Totals	$527	$257	$968	$459

	December 29, 2006	June 30, 2006
Total assets:
DSG	$26,088	$27,606
PSSIG	21,483	10,567
Corporate and other	4,615	4,033
Totals	$52,186	$42,206

Goodwill:
DSG	$11,353	$11,277
PSSIG	10,737	7,298
Totals	$22,090	$18,575

13. Acquisition:

Merger with Ai Metrix

On October 17, 2006, the Company acquired all the outstanding common stock of Ai Metrix in a stock transaction for approximately $6.5 million, inclusive of approximately $0.5 million of transaction costs. The Company has included the financial results of Ai Metrix in its consolidated financial statements beginning October 17, 2006. Ai Metrix is a Reston, Virginia-based provider of innovative network management solutions. The merger furthers one of SYS’s goals of broadening its customer base for both commercial and governmental entities as well as broadening its existing product base.

In connection with the merger, the Company issued approximately 3.1 million shares of common stock, of which approximately 2.2 million were issued directly to Ai Metrix shareholders and 0.9 million shares were issued to an escrow agent for future contingencies and potential additional earn-out consideration, which are more fully described below. Additionally, the Company paid approximately $57,000 in cash, of which approximately $16,000 was paid to an escrow agent for future contingencies, which are more fully described below.

Consideration issued to escrow agent
In accordance with the merger agreement, the Company issued approximately 0.9 million shares and paid approximately $16,000 in cash to an escrow agent. Of the 0.9 million shares issued, 0.3 million shares are being held for any possible indemnity claims and 0.6 million shares are being held for potential additional earn-out or claw-back consideration, which is more fully described below. Of the $16,000 in cash, approximately $6,000 is being held for any possible indemnity claims and $10,000 is being held for potential earn-out or claw back consideration, which is more fully described below.

Purchase price
The purchase price of approximately $6.5 million is preliminary and is subject to change. The purchase price was calculated by using the Company’s average closing stock price two days before and including the day of the transaction multiplied by 2.5 million shares (2.2 million shares issued directly to Ai Metrix shareholders and 0.3 million shares issued to an escrow agent for indemnity) and includes $0.4 million in direct acquisition costs and $41,000 of cash paid directly to Ai Metrix shareholders. The 0.3 million shares issued to an escrow agent for any possible indemnity claims are being included in the calculation of the purchase price because management believes the nature of the representations and warranties that are covered by the indemnity are non-subjective and the issuance of these shares can be determined beyond a reasonable doubt.

Earn-out/Clawback
Additional consideration may be earned and the purchase price may be increased if Ai Metrix generates earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $2.5 million for the measurement period beginning on the closing date of the transaction and ending on December 31, 2007. For each dollar of EBITDA generated in excess of $2.5 million, the Company will issue to the Ai Metrix shareholders one additional share of SYS common stock, up to a maximum of 1.9 million shares. If Ai Metrix generates EBITDA of less than $1.5 million during the measurement period, the total purchase price will be reduced, and the Company will receive back one share of its common stock or one dollar of cash, for each dollar of EBITDA less than $1.5 million, up to a maximum of 0.6 million shares and $10,000 cash that is held by the escrow agent.

Purchase price allocation
The acquisition is being accounted for under the purchase method of accounting in accordance with SFAS 141. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of Ai Metrix acquired in connection with the merger, based on their estimated fair values as of the effective date of the merger. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. Management believes that the preliminary allocation of the purchase price is reasonable, however, in some cases the final allocation may change. The area of the purchase price allocation that has not yet been finalized relates to deferred taxes. The Company expects to finalize the purchase price allocation during the remainder of fiscal 2007.

The following table summarizes the preliminary allocation of the purchase price, including an estimate of transaction costs of approximately $0.5 million (amounts in thousands):
		Estimated
	Value	Life in Years
Cash	$801
Accounts receivable	1,684
Prepaid expenses and other current assets	76
Property, furniture and equipment	145	5
Customer relationships	800	10
Technology	1,900	10
Trade name	1,100	10
Goodwill	3,446
Total assets acquired	9,952
Accounts payable, accrued liabilities and other liabilities	(1,255)
Deferred revenue	(2,202)
Assets acquired less liabilities assumed	$6,495

The goodwill recorded is not deductible for tax purposes and has been allocated to the PSSIG segment.

Pro Forma Results of Operations

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ai Metrix on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented and includes adjustments that were directly attributable to the transaction and expected to have a continuing impact on the Company. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented (in thousands, except per share data).

	Three Months Ended
	December 26, 2006		December 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$19,216	$19,370	$12,448	$13,481
Income (loss) from operations	$(215)	$(388)	$425	$(503)
Net income (loss)	$(342)	$(447)	$194	$(368)

Basic income (loss) per share	$(0.02)	$(0.02)	$0.02	$(0.03)
Diluted income (loss) per share	$(0.02)	$(0.02)	$0.01	$(0.03)

	Six Months Ended
	December 29, 2006		December 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$35,459	$37,609	$25,542	$28,171
Income (loss) from operations	$(437)	$(391)	$1,306	$280
Net income (loss)	$(457)	$(430)	$669	$43

Basic income (loss) per share	$(0.03)	$(0.02)	$0.06	$(0.00)
Diluted income (loss) per share	$(0.03)	$(0.02)	$0.05	$(0.00)

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

Overview

SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to customers in the Department of Defense (DoD), Department of Homeland Security (DHS), other government agencies and commercial companies.  Using interoperable communications software, sensors, digital video broadcast and surveillance technologies, wireless networks, network management, decision-support tools and Net-Centric technologies, our technical experts enhance complex decision-making. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California, Virginia and Maryland.

We deliver our solutions through two reportable segments, the Defense Solutions Group (DSG) and the Public Safety, Security and Industrial Systems Group (PSSIG). The DSG focuses on engineering, technical and management services to Federal Government agencies. The PSSIG focuses on providing ‘right-time” situation status and mission execution support solutions for both commercial and government customers. We also provide solution lifecycle support with program, financial, test and logistical services, including classroom and online training.

Events, Trends and Uncertainties

Management currently considers the following events, trends and uncertainties to be important to understanding the financial condition and operating performance of SYS.

•
Contract Type. Federal Government contracting practices tend to run in cycles. The preferred form of contracting varies and ranges from large contracts with multiple subcontractors and wide areas of work scope to small contracts with more specific areas of scope. Unless the Government has a very specific requirement, most of this work is done on an Indefinite-Delivery, Indefinite-Quantity type of contract. In general, the Government is now trending towards issuing large Multiple Award Contracts (“MAC”) where multiple winners continue to compete on a task by task basis. This trend was reinforced through the SeaPort-Enhanced MAC contract that has become a key contracting component for Naval Sea Air Command (NAVSEA) and SYS was awarded one such MAC contract. All tasks awarded under the SeaPort-Enhanced MAC type contracts are competitively bid among all eligible MAC holders. In addition, the cost plus nature of these tasks reduces performance risks but lowers the opportunity to make larger fees.

The task awards are frequently awarded on a cost reimbursable basis, cover a broader spectrum of activity and in general favor large businesses. SYS has been awarded a SeaPort-Enhanced contract which offers opportunity for SYS to bid on areas in which it might not otherwise have an opportunity to bid. On the other hand, if the scope of the task is too large, it may exceed SYS’ ability to respond. Despite the desire of upper level Government management to convert these contracts to fixed price contracts this is not usually achieved due to a lack of well defined specifications of the work to be performed. Thus, increasingly SYS is competing with larger companies for cost reimbursable contract opportunities that do not effectively consider innovation in the pricing evaluation and favor larger businesses doing business as usual where they may have a competitive pricing advantage and the advantage of performing on a larger scope of work. Reduction of this risk will depend on SYS’ ability to convince the Government that they can get better products at a better value by issuing more focused tasks versus large generic tasks.

In addition, SYS will pursue time and materials or fixed price contracts where SYS can be more agile and creative with process, technology, expertise, and management functions to provide a solution and to reduce the price for the customer.

Our gross margins (revenues less contract costs) are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Further, with the inclusion of products based companies such as Logic, cVideo and Ai Metrix, our gross margins will be affected by the cost and availability of materials and components, product mix and other fixed and variable costs. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and six months ended December 29, 2006 and December 30, 2005:

	Three Months Ended		Six months Ended
	2006	2005	2006	2005
Cost reimbursable	79%	75%	77%	75%
Time and materials	15%	16%	18%	17%
Fixed price	6%	9%	5%	8%
Total	100%	100%	100%	100%

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on the percentage of our business as a prime contractor because the direct customer relationship provides an opportunity for higher margins and longer term revenue streams.  At December 29, 2006, our mix of contracts consists of approximately 58% prime contracts and 43% subcontracts compared to a mix of 61% prime contracts and 39% subcontracts at December 30, 2005.

Total backlog as of December 29, 2006 was $43.5 million, of which $30.0 million was funded and $13.5 million had been ordered, but not yet funded. Total backlog as of December 30, 2005 was $36.0 million, of which $18.0 million was funded and $18.0 million had been ordered, but not yet funded.

All of our U.S. Government contracts are subject to audit and various cost controls and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

Iraq and Other Crises. The U.S. Government is currently prosecuting a major war effort in Iraq, a major global war on terrorism including troops in Afghanistan and other countries. The products and services that SYS offers in information connectivity, sensor networking, and command and control provide solutions to the real-time information and communications challenges faced in the efforts to address these crises.

However, defense firms and industry experts are concerned that money spent on Iraq is taking away from funding for these transformational technology solutions. At the same time, defense firms face concerns that existing programs could be cut or significantly slowed down or that their funding could be reallocated to other programs or directly to funding for Iraq.

Further, the funding for research and development or purchase of products to assist in dealing with future disasters often suffers while the rescue and rebuilding are in process. Our ability to generate decision support tools which will help in the response to future crises may be recognized, but there may not be funding to purchase our products and services and to provide funds to rebuild in disaster areas. We believe that some of our efforts will be accelerated and some will slow down during the rebuilding process.

•
Revenue Mix. Our business areas that encompass program management, financial management, base support, and logistics support (together “engineering and program management services”) have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown and more recently we’ve achieved growth in our training solutions business. We anticipate that this trend will continue as the DoD continues to implement their focus on enhanced information technology and communications systems, data acquisition and real time situational awareness. This may result in a decrease in the DSG revenues on a comparable basis. At the same time, we anticipate that revenues in the PSSIG business will grow as we add to or expand existing product offerings.

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

•
Product Development and Sales and Marketing Expenses. During the past twelve months we have significantly increased our research and development and sales and marketing activities associated with acquired products-based businesses and with newly developing product lines. We plan to continue investing in such activities for the foreseeable future.

Results of Operations

The following table sets forth selected items, including consolidated revenues for the three and six month periods ended December 29, 2006 and December 30, 2005:

	Three Months Ended				Six Months Ended
	2006	Percent	2005	Percent	2006	Percent	2005	Percent
Revenues	$19,216	100.0%	$12,448	100.0%	$35,459	100.0%	$25,542	100.0%
Costs of revenues	14,715	76.6%	9,646	77.5%	27,326	77.1%	20,134	78.8%
Selling, general & administrative	3,606	18.8%	1,672	13.4%	6,579	18.6%	3,040	11.9%
Research, engineering and development	1,110	5.8%	705	5.7%	1,991	5.6%	1,062	4.2%
Income (loss) from operations	(215)	(1.1)%	425	3.4%	(437)	(1.2)%	1,306	5.1%
Total other expense	162	0.8%	69	0.6%	322	0.9%	132	0.5%
Income tax provision (benefit)	$(35)	(0.2)%	162	1.3%	(302)	(0.9)%	505	2.0%

Revenues.  For the three months ended December 29, 2006, revenues were $19.2 million, up $6.8 million or 54% compared to the same period in fiscal 2006. The increase included approximately $3.7 million contributed from acquisitions and $4.1 million from increases in training, software engineering services and engineering and program management services which were partially offset by decreases of ($1.0) million in certain of our Net-Centric programs. For the six months ended December 29, 2006 revenues were $35.5 million, up $9.9 million or 39% compared to the same period in fiscal 2006. The increase included approximately $7.9 million contributed from acquisitions and $4.3 million from increases in training, software engineering services and engineering and program management services which were partially offset by decreases of ($2.3) million in certain of our Net-Centric programs.

Acquisition related revenues in the second quarter and six month period was primarily attributable to the additions of Ai Metrix and RBIS, Ltd., both of which were completed subsequent to the prior year second quarter. Additional acquisition related revenues were generated from our acquisitions of Web tech, Logic and cVideo.

Revenues by reportable segment for the three and six months ended December 29, 2006 and December 30, 2005 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	2006	2005	Change	%	2006	2005	Change	%
DSG	$12,508	$9,825	$2,683	27.3%	$24,868	$21,316	$3,552	16.7%
PSSIG	6,708	2,623	4,085	155.7%	10,591	4,226	6,365	150.6%
Total revenues	$19,216	$12,448	$6,768	54.4%	$35,459	$25,542	$9,917	38.8%

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

The growth in the DSG is attributable to the acquisition of RBIS, which added revenues of $1.9 million and $4.1 million, respectively, for the three and six months ended December 29, 2006, and increases of $1.8 million and $1.7 million, respectively, for the three and six months ended December 29, 2006 in revenues from training, software engineering services and engineering and program management services. These increases were partially offset by decreases of ($1.0) million and ($2.3) million, respectively, in certain of our Net-Centric programs for the three and six months ended December 29, 2006.

The growth in the PSSIG for the three and six months ended December 29, 2006 is attributable to i) growth from the acquisitions of Ai Metrix, WebTech cVideo and Logic Innovations, which together added incremental revenues of $1.8 million and $3.8 million, respectively, in the three and six months ended December 29, 2006 and ii) growth in training related services of $2.3 and $2.6 million, respectively, for the three and six months ended December 29, 2006.

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

As a percentage of revenue, costs of revenue were 76.6% for the three months ended December 29, 2006 compared to 77.5% for the same period in fiscal 2006 resulting in gross margins of 23.4% and 22.5%, respectively. For the six months ended December 29, 2006, costs of revenue were 77.1% as compared to 78.8% for the same period in fiscal 2006 resulting in gross margins of 22.9% and 21.2%, respectively. The increase in gross margins for the three and six months ended December 29, 2006 was the result of increased product sales that carry a higher gross margin than do our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses increased $1.9 million or 115.7%, to $3.6 million in the three months ended December 29, 2006 compared to the same period in fiscal 2006. SG&A expenses increased $3.5 million or 116.4% to $6.6 million in the six months ended December 29, 2006 as compared to the same period in fiscal 2006. Increases in SG&A during the three and six months ended December 29, 2006 as compared to the same period in fiscal 2006 are attributable to the SG&A of the acquisitions and also continue to be driven by (i) increased spending for sales and marketing efforts, (ii) increased spending for our infrastructure support, (iii) increased amortization expense attributable to acquisitions, (iv) increased bad debt expense related to a certain customer and (v) increased facility and audit, legal and other professional related expenses. We anticipate we will likely maintain this level of SG&A expenditures as we expand our sales and marketing efforts, develop new business lines and pursue acquisitions.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses increased $0.4 million or 57.4%, to $1.1 million in the three months ended December 29, 2006 compared to the same period in fiscal 2006. R&D expenses increased $0.9 million or 87.5% to $2.0 million in the six months ended December 29, 2006 as compared to the same period in fiscal 2006. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to Vigilys, Ai Metrix, Logic Innovations and the cVideo product lines. We anticipate that we will maintain this level of R&D for future periods as we continue to integrate our product offerings and develop new products.

Income (loss) from operations.  The Company incurred a loss from operations of ($0.2) million in the three months ended December 29, 2006 as compared to income from operations of $0.4 million in the same period in fiscal 2006 and a loss from operations of ($0.4) million in the six months ended December 29, 2006 as compared to income from operations of $1.3 million in the same period in fiscal 2006. This decrease in income from operations is primarily due to the increased spending for SG&A and R&D.

Income from operations for the three and six months ended December 29, 2006 includes share-based compensation expense of approximately $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.3 million, respectively for the same periods in fiscal 2006. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan and in the six months period of fiscal 2006, non-cash expenses related to an employee stock purchase agreement. The recognition of these share-based compensation expenses is in accordance with SFAS No. 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other (income) expense was $0.2 million and $0.3 million, respectively, for the three and six months ended December 29, 2006 as compared to $0.1 million in the same periods in fiscal 2006. The increase in other expense compared to the same period in fiscal 2006 is due primarily to a net increase in interest expense related to the issuance of approximately $3.1 million in convertible notes in February 2006 partially offset by the decrease in interest expense resulting from the conversion of convertible notes during fiscal 2006.

Income tax (benefit) provision. The income tax (benefit) provision was ($35,000) and ($0.3) million, respectively, for the three and six months ended December 29, 2006 as compared to $0.2 million and $0.5 million, respectively, in same periods in fiscal 2006. Our effective tax rate was 9.3% and 39.8% for the three and six months ended December 29, 2006, respectively, as compared to 45.5% and 43.0%, respectively, in the same periods in fiscal 2006. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter. The 9.3% effective tax rate for the three month period ended December 29, 2006 was the result of revising our estimated annual effective tax rate for the current year from the 69.9% rate estimated at September 29, 2006 to the 39.8% rate currently estimated at December 29, 2006. Although we have recorded a benefit for income taxes for the six month period of fiscal 2007, we expect that we will incur income tax expense for the full fiscal year of 2007 based on our current forecast of annual income before income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $7.2 million at December 29, 2006 compared to $7.3 million at June 30, 2006.

Cash flows from operating activities. Cash flows from operating activities increased $0.2 million in the first six months of fiscal 2007 compared to the same period in fiscal 2006.

Cash flows from investing activities. Cash flows used in investing activities was $0.2 million for the first six months of fiscal years 2007 as compared to $4.9 million in 2006. Purchases of furniture and equipment increased $40,000 and cash paid for acquisition decreased $4.8 million in the first six months of fiscal 2007 compared to the same period in fiscal 2006. Additionally, we received $0.1 million in proceeds on the liquidation of an investment in the first six months of fiscal 2006.

Cash flows from financing activities. Cash flows from financing activities decreased $0.6 million in the first six months of fiscal 2007 compared to the same period in fiscal 2006. The decrease was due primarily to a decrease of $0.6 million of proceeds related to stock option and warrant exercises.

As of December 29, 2006, we had convertible notes payable totaling $5.2 million consisting of $1.5 million remaining from a $3.2 million private placement completed during 2004 (excluding $18,000 balance of note discount), $0.4 million issued in connection with the acquisition of Polexis, $0.2 million issued in connection with the Antin acquisition, and $3.1 million issued in conjunction with the private placement in February 2006. A total of $2.1 million of the convertible notes mature in fiscal 2007. Subsequent to the three months ended December 29, 2006, note holders converted approximately $1.2 million of the convertible notes into 511,380 shares of common stock and approximately $0.3 million was paid in cash to the note holders for the notes that matured on December 31, 2006.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million that was due to expire on December 28, 2006. Effective December 28, 2006, the credit facility with Comerica was extended for two years through December 28, 2008.

Our revolving line of credit facility had an outstanding balance of $1.6 million at December 29, 2006. The $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. The balance of the term note as of December 29, 2006 was $0.9 million, of which $0.3 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of December 29, 2006, the maximum borrowing under the line of credit was $3.1 million and the remaining available borrowing capacity on the line of credit was approximately $1.5 million.

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

Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash through debt and equity financing transactions and regain profitability. We may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. Our recent losses may impact our ability to raise capital.

Commitments (amounts in thousands)
	Total	2007 (3)	2008	2009	2010	2011	Thereafter
Convertible notes (1), (2)	$5,933	$2,274	$313	$3,346	$--	$--	$--
Note payable (1)	1,009	160	304	283	262	--	--
Capital leases (1)	93	11	22	22	22	15	1
Operating leases	3,917	1,114	1,512	918	229	133	11
Total	$10,952	$3,559	$2,151	$4,569	$513	$148	$12
(1) Includes principal and interest

(2) Subsequent to the three months ended December 29, 2006, note holders converted approximately $1.2 million of the convertible notes into 511,380 shares of common stock and approximately $0.3 million was paid in cash to the note holders for the notes that matured on December 31, 2006.

(3) Six months ending June 30, 2007.

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Critical Accounting Policies and Estimates

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the six months ended December 29, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of December 29, 2006 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on our results of operations or cash flows for the three and six months ended December 29, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of December 29, 2006, we had $1.6 million of variable rate debt outstanding under our credit facility and $0.9 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations or cash flows for the three and six months ended December 29, 2006.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $3.9 million at December 29, 2006 based on the conversion rate of the notes and the closing price of our common stock on December 29, 2006.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 29, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

In connection with the acquisition of Ai Metrix, approximately 3.1 million shares of SYS common stock were issued. Additional shares may be issued in the future upon the occurrence of certain specified events. The issuance of SYS common shares in this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Securities with conversion rights were not issued in this transaction.

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

4.13	Form of Subordination Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.3 to the Company’s report on Form 8-K dated February 14, 2006, and incorporated by this reference.
10.1	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to the Company’s Proxy Statement filed on February 21, 1997, and incorporated by this reference.
10.2	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.3	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to the Company’s report on Form S-8 filed on April 8, 2003, and incorporated by this reference.
10.4	Employment contract for Clifton L. Cooke, Jr., the Company’s Chief Executive Officer.
10.5	Employment contract for Edward M. Lake, the Company’s Chief Financial Officer and Executive Vice President of the Company.
10.6	Employment contract for Michael W. Fink, the Company’s Secretary and Sr. Vice president of Finance and Contracts.
10.7	Employment contract for Kenneth D. Regan, the President of the Company’s Defense Solutions Group’s and Executive Vice President of the Company.
10.8	Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as exhibit 99.1 to Form 8-K filed August 18, 2005.
10.9	Employment contract for Ben Goodwin, the Company’s Senior Vice President of Sales and Marketing and President of the Public Safety, Security and Industrial Products Group.
21.1	List of all subsidiaries of SYS.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	February 12, 2007	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	February 12, 2007	/s/ Edward M. Lake
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

Dated: February 12, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: February 12, 2007	By:	/s/ Edward M. Lake
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

Dated: February 12, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: February 12, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer