Form 10-Q
period 2007-03-30
SYS
filed 2007-05-14
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2007

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

As of May 1, 2007 there were 18.9 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

INDEX

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 30, 2007 and June 30, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 30, 2007 and March 31, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 30, 2007 and March 31, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands)
	March 30, 2007	June 30, 2006
ASSETS
Current Assets:
Cash	$1,665	$2,106
Accounts receivable, net	16,249	13,966
Inventories, net	476	558
Prepaid expenses	472	526
Income tax refund receivable	217	836
Total current assets	19,079	17,992

Furniture, equipment and leasehold improvements, net	1,986	1,717
Intangible assets, net	6,368	3,446
Goodwill	22,108	18,575
Deferred taxes	210	210
Other assets	238	266
Total assets	$49,989	$42,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,668	$899
Accounts payable	2,772	2,106
Accrued payroll and related expenses	2,656	3,074
Other accrued liabilities	1,943	1,280
Deferred taxes	94	671
Current portion of convertible notes payable, related party	196	992
Current portion of convertible notes payable	--	1,080
Current portion of note payable	250	250
Deferred revenue	1,715	373
Total current liabilities	11,294	10,725

Convertible notes payable, net of current portion, related party	975	975
Convertible notes payable, net of current portion	2,150	2,150
Note payable, net of current portion	562	750
Other long-term liabilities	73	4
Deferred revenue, net of current portion	390	95
Total liabilities	15,444	14,699

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
and 18,898 and 15,353 shares issued and outstanding
as of March 30, 2007 and June 30, 2006, respectively	35,188	26,638
Retained earnings (deficit)	(643)	869
Total stockholders’ equity	34,545	27,507

Total liabilities and stockholders’ equity	$49,989	$42,206

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Revenues	$19,069	$13,388	$54,528	$38,930

Operating costs and expenses:
Costs of revenue	14,811	11,392	42,138	31,526
Selling, general and administrative	4,299	2,901	10,877	5,942
Research, engineering and development	1,059	926	3,050	1,987
Total operating costs and expenses	20,169	15,219	56,065	39,455

Loss from operations	(1,100)	(1,831)	(1,537)	(525)

Other (income) expense:
Other income	(29)	(35)	(90)	(93)
Interest expense	147	123	529	313
Total other expense	118	88	439	220

Loss before income taxes	(1,218)	(1,919)	(1,976)	(745)

Income tax benefit	(162)	(586)	(464)	(81)

Net loss	$(1,056)	$(1,333)	$(1,512)	$(664)

Net loss per share:
Basic	$(0.06)	$(0.10)	$(0.09)	$(0.06)
Diluted	$(0.06)	$(0.10)	$(0.09)	$(0.06)

Weighted average shares:
Basic	18,666	13,133	17,196	11,958
Diluted	18,666	13,133	17,196	11,958

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,512)	$(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,443	866
Share-based compensation expense	331	409
Accretion of debt discount	28	31
Deferred taxes	(577)	(101)
Bad debt expense	165	29
Stock contributed to employee benefit plan	733	542
Gain on disposition of equipment	(4)	--
Changes in operating assets and liabilities:
Accounts receivable	(770)	838
Income tax receivable	619	(611)
Inventories	70	4
Prepaid expenses and other current assets	130	(239)
Accounts payable	641	(199)
Accrued payroll and related expenses	(796)	(967)
Income taxes payable	--	(138)
Other accrued and long term liabilities	(152)	(74)
Deferred revenue	(528)	(83)
Net cash used in operating activities	(179)	(357)

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(589)	(581)
Net cash (paid) received for acquisitions, net of cash acquired	108	(4,640)
Proceeds from investment	--	90
Other	18	(76)
Net cash used in investing activities	(463)	(5,207)

Cash Flows from Financing Activities:
Line of credit borrowings	26,478	10,462
Line of credit payments	(25,709)	(9,433)
Payments of notes payable and other borrowings	(967)	(100)
Proceeds from issuance of convertible notes	--	3,107
Proceeds from issuance of common stock in private placement	--	3,107
Issuance of stock to employee stock purchase plan	266	419
Proceeds from exercise of stock options and warrants	133	798
Registration costs	--	(43)
Net cash provided by financing activities	201	8,317

Net increase (decrease) in cash	(441)	2,753

Cash at beginning of period	2,106	3,485

Cash at end of period	$1,665	$6,238

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) NINE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$479	$238
Income taxes paid (refunded)	$(505)	$769

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisitions	$5,962	$2,414
Acquisition of capital leases	$80	$--
Common stock exchanged upon exercise of stock options	$--	$95
Common stock issued on conversion of notes payable	$1,125	$1,085

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission (SEC). The accompanying unaudited condensed financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. All of the Company’s operations are primarily conducted in the United States.

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

Indirect Expense Rate Variance:

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of March 30, 2007, the favorable rate variance totaled $.2 million.

Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. In particular, allocable overhead costs that were previously reported for the three and nine month period ended March 31, 2006 as costs of revenues were reclassified to selling, general and administrative expenses in the amount of $0.3 million and $0.6 million, respectively, for the three and nine month periods and to research, engineering and development expenses in the amount of $0.2 million and $0.3 million, respectively, for the three and nine month periods. Additionally, $0.2 million of cash flows related to the Company’s Employee Stock Purchase Plan previously classified as financing activities for the nine months ended March 31, 2006 were reclassified to operating activities. The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company is in the process of determining whether the initial adoption will have a material impact on its financial statements.

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not expect that the adoption of SFAS 159 will have a material effect on the Company’s financial position or results of operations.
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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123R. Under the modified-prospective-transition method, share-based compensation expense recognized during the three and nine months ended March 30, 2007 and March 31, 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options during the nine months ended March 30, 2007 (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at June 30, 2006	1,924	$2.48
Granted	494	$2.41
Exercised	(86)	$1.54
Forfeited	(46)	$2.98
Expired	(79)	$2.41
Balance outstanding at March 30, 2007	2,207	$2.49	2.51	$227

Options exercisable at March 30, 2007	1,406	$2.31	2.13	$224

The following is a summary of the share-based compensation expense recognized by the Company for the three and nine months ended March 30, 2007 and March 31, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Stock options	$51	$36	$163	$101
Employee stock purchase plan	53	68	168	144
Employee stock purchase agreement	--	--	--	74
Shares issued and issuable to employees in connection with the acquisition of Antin	--	39	--	90

Total	$104	$143	$331	$409

The following table summarizes the weighted average assumptions used to estimate the value of share-based awards granted during the nine months ended March 30, 2007 and March 31, 2006 for the Company’s stock option plan and employee stock purchase plan:
	Stock Options		ESPP
	3/30/2007	3/31/2006	3/30/2007	3/31/2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	38.8%	33.7%	42.4%	51.9%
Risk-free interest rate	4.8%	4.1%	5.2%	3.9%
Expected lives (in years)	3.73	4.00	0.50	0.50

4. Accounts Receivable:

Accounts receivable consisted of the following (in thousands):
	March 30,	June 30,
	2007	2006
Amounts billed	$9,396	$7,671
Amounts unbilled	7,146	6,458
Less allowance for doubtful accounts	(293)	(163)
Totals	$16,249	$13,966

5. Inventories:

Inventories consisted of the following (in thousands):
	March 30,	June 30,
	2007	2006
Raw materials, net	$433	$372
Finished goods, net	43	186
	$476	$558

6. Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements consisted of the following (in thousands):
	March 30,	June 30,
	2007	2006
Furniture and equipment	$4,087	$3,273
Leasehold improvements	371	327
	4,458	3,600

Less accumulated depreciation and amortization	(2,472)	(1,883)
Net	$1,986	$1,717

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.2 million and $0.1 million for the three months ended March 30, 2007 and March 31, 2006, respectively, and $0.6 million and $0.4 million for the nine months ended March 30, 2007 and March 31, 2006, respectively.

7. Intangible Assets and Goodwill:

Intangible assets consisted of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
March 30, 2007
Technology	9	$2,550	$(388)	$2,162
Trade name	7	1,727	(334)	1,393
Customer relationships	9	3,254	(470)	2,784
Patents	-	29	(29)	--
Other intangibles	1	697	(668)	29
Total		$8,257	$(1,889)	$6,368

June 30, 2006
Technology	5	$700	$(215)	$485
Trade name	3	627	(147)	480
Customer relationships	8	2,454	(194)	2,260
Patents	-	29	(29)	--
Other intangibles	2	697	(476)	221
Total		$4,507	$(1,061)	$3,446

Amortization expense for intangible assets was $0.3 million and $0.1 million for the three months ended March 30, 2007 and March 31, 2006, respectively, and $0.9 million and $0.3 million for the nine months ended March 30, 2007 and March 31, 2006, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:
Fiscal year
3 months ending June 30, 2007	$261
2008	1,011
2009	920
2010	752
2011	662
Thereafter	2,762
Total	$6,368

Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 30, 2007 are as follows (in thousands):
	DSG	PSSIG	Total
Balance June 30, 2006 (1)	$11,277	$7,298	$18,575
Acquisition of Ai Metrix (2)	--	3,467	3,467
Miscellaneous purchase price allocation adjustments	66	--	66
Balance March 30, 2007	$11,343	$10,765	$22,108

(1) See Note 12 regarding the Company’s reportable segments.

(2) See Note 13 regarding the acquisition of Ai Metrix.

8. Convertible Notes Payable and Other Debt (in thousands):

As of March 30, 2007, the Company had outstanding convertible notes payable totaling $3.3 million, of which $.2 million was reported as a current liability and $3.1 million was reported as a long-term liability.

The following table shows the detail of our convertible notes payable as March 31, 2007 and June 30, 2006 (amounts in thousands):

			Related Party
	March 30,	June 30,	March 30,	June 30,
	2007	2006	2007	2006
Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, principal due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	$--	$800	$--	$713

Unamortized discount related to convertible notes payable due December 31, 2006	--	(15)	--	(13)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, principal due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	--	295	--	96

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, principal due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	196	196

Convertible note payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share.	2,150	2,150	975	975

	2,150	3,230	1,171	1,967

Less current portion	--	(1,080)	(196)	(992)

Total convertible notes payable, net of current portion	$2,150	$2,150	$975	$975

Maturities of principal balances of convertible notes are: Fiscal 2007 - $0.2 million and 2009 - $3.1 million.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

On December 31, 2006, approximately $1.5 million of outstanding convertible notes matured. Note holders converted approximately $1.1 million of the convertible notes into 511,380 shares of common stock and approximately $0.4 million was paid in cash.

Approximately $0.4 million of outstanding convertible notes maturing on March 31, 2007 were paid in cash on March 30, 2007.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility expires on December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (8.50% as of March 30, 2007). As of March 30, 2007, the Company had approximately $1.7 million of borrowings outstanding under this line of credit. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant, the current assets to current liabilities covenant, the ratio of Senior debt to EBITDA covenant, and modified the tangible effective net worth covenant and cash flow coverage ratio covenant. As of March 30, 2007, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the sub-facility bear interest at the bank’s prime rate plus 0.50% (8.75% as of March 30, 2007). The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for the fiscal years 2007 through 2010, with payments beginning in October, 2006. As of March 30, 2007, approximately $0.8 million was outstanding under the term note, of which approximately $0.25 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of March 30, 2007, the maximum borrowing under the line of credit was $3.2 million and the remaining available borrowing capacity on the line of credit was approximately $1.5 million.

9. Net Loss Per Share:

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period (in thousands except per share data):
	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Numerators:
Net loss	$(1,056)	$(1,333)	$(1,512)	$(664)
Denominators:
Weighted average shares for basic and diluted net income per common share	18,666	13,133	17,196	11,958

Basic net loss per common share	$(0.06)	$(0.10)	$(0.09)	$(0.06)
Diluted net loss per common share	$(0.06)	$(0.10)	$(0.09)	$(0.06)

For the three and nine months ended March 30, 2007, a total of 1.8 million and 1.3 million shares related to stock options, convertible notes and the ESPP were excluded from the calculation of diluted EPS because they were anti-dilutive. For the three and nine months ended March 31, 2006, a total of 2.6 million and 2.8 million shares, respectively, related to stock options, warrants and convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive.

10. Income Tax:

The income tax benefit was $0.2 million and $0.5 million respectively for the three and nine month periods ended March 30, 2007 as compared to $0.6 million and $0.1 million, respectively, in the same periods in fiscal 2006. Our effective tax rate was 13.3% and 23.5%, respectively, for the three and nine months ended March 30, 2007 as compared to 30.5% and 10.9% in the same periods for fiscal 2006. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter.
The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. At this time, there is insufficient information to quantify any possible changes or adjustments that may result from the IRS examination. While any adjustments resulting from this examination could affect our federal income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations. Additionally, if the IRS exam results in an assessment that increases our tax obligation for the period under exam, the assessment may also include penalties and interest.
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

For the nine months ended March 30, 2007, the Company’s revenues were derived primarily from engineering and technical services, but also included product sales that represented approximately 7.5% of consolidated revenues. For the nine months ended March 31, 2006, the Company’s revenues were derived primarily from engineering and technical services with approximately 4.9% from product sales. The Company’s operations are primarily located in the U.S.

Sales to the government agencies, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $48.4 million, or 88.8% of consolidated revenues in the nine months ended March 30, 2007. No single contract or individual customer accounted for more than 10% of total revenue for the three and nine months ended March 30, 2007 and March 31, 2006, respectively.

Selected financial data by segment is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Revenue:
DSG	$12,169	$10,267	$37,037	$31,583
PSSIG	6,900	3,121	17,491	7,347
Totals	$19,069	$13,388	$54,528	$38,930

Income (loss) from operations:
DSG	$457	$(1,676)	$1,179	$(566)
PSSIG	(1,557)	(155)	(2,716)	41
Totals	$(1,100)	$(1,831)	$(1,537)	$(525)

Capital expenditures:
DSG	$51	$189	$96	$383
PSSIG	97	--	457	109
Corporate and other	9	--	36	89
Totals	$157	$189	$589	$581

Depreciation and amortization:
DSG	$190	$407	$680	$667
PSSIG	211	--	556	117
Corporate and other	74	--	207	82
Totals	$475	$407	$1,443	$866

	March 30, 2007	June 30, 2006
Total assets:
DSG	$25,017	$27,606
PSSIG	22,061	10,567
Corporate and other	2,911	4,033
Totals	$49,989	$42,206

Goodwill:
DSG	$11,343	$11,277
PSSIG	10,765	7,298
Totals	$22,108	$18,575

13. Acquisitions:

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

Purchase price
The purchase price of approximately $6.5 million is preliminary and is subject to change. The purchase price was calculated by using the Company’s average closing stock price two days before and including the day of the transaction multiplied by 2.5 million shares (2.2 million shares issued directly to Ai Metrix shareholders and 0.3 million shares issued to an escrow agent for indemnity) and includes $0.5 million in direct acquisition costs and $41,000 of cash paid directly to Ai Metrix shareholders. The 0.3 million shares issued to an escrow agent for any possible indemnity claims are being included in the calculation of the purchase price because management believes the nature of the representations and warranties that are covered by the indemnity are non-subjective and the issuance of these shares can be determined beyond a reasonable doubt.

Earn-out/Clawback
Additional consideration may be earned and the purchase price may be increased if Ai Metrix generates earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $2.5 million for the measurement period beginning on the closing date of the transaction and ending on December 31, 2007. For each dollar of EBITDA generated in excess of $2.5 million, the Company will issue to the Ai Metrix shareholders one additional share of SYS common stock, up to a maximum of 1.9 million shares. If Ai Metrix generates EBITDA of less than $1.5 million during the measurement period, the total purchase price will be reduced, and the Company will receive back one share of its common stock or one dollar of cash, for each dollar of EBITDA less than $1.5 million, up to a maximum of the 0.6 million shares and $10,000 cash that is held by the escrow agent.

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

The following table summarizes the preliminary allocation of the purchase price, including transaction costs of approximately $0.5 million (amounts in thousands):
		Estimated
	Value	Life in Years
Cash	$801
Accounts receivable	1,684
Prepaid expenses and other current assets	76
Property, furniture and equipment	145	5
Customer relationships	800	10
Technology	1,900	10
Trade name	1,100	10
Goodwill	3,467
Total assets acquired	9,973
Accounts payable, accrued liabilities and other liabilities	(1,231)
Deferred revenue	(2,198)
Assets acquired less liabilities assumed	$6,544

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

Three months ended March 30, 2007 and March 31, 2006
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$19,069	$19,069	$13,388	$15,492
Loss from operations	$(1,100)	$(1,100)	$(1,831)	$(1,606)
Net loss	$(1,056)	$(1,056)	$(1,333)	$(1,197)

Basic loss per share	$(0.06)	$(0.06)	$(0.10)	$(0.08)
Diluted loss per share	$(0.06)	$(0.06)	$(0.10)	$(0.08)

Nine months ended March 30, 2007 and March 31, 2006
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$54,528	$56,678	$38,930	$43,663
Loss from operations	$(1,537)	$(1,491)	$(525)	$(1,326)
Net loss	$(1,512)	$(1,485)	$(664)	$(1,154)

Basic loss per share	$(0.09)	$(0.08)	$(0.06)	$(0.08)
Diluted loss per share	$(0.09)	$(0.08)	$(0.06)	$(0.08)

RBIS

On April 2, 2006, the Company acquired all of the outstanding shares of Reality Based IT Services, Ltd. (“RBIS”), a privately held, Laurel, Maryland-based provider of information systems consulting addressing information security issues for the U.S. Department of Defense. Pursuant to the Stock Purchase Agreement (SPA), part of the purchase consideration was escrowed to, among other things, provide recourse to SYS for any breach of the representations and warranties made by the shareholder of RBIS in the SPA. The Escrow Agreement required the release of any remaining escrow balances as of April 2, 2007 unless any indemnity claims have been made by the Company. As of April 2, 2007 the balance remaining in escrow consists of $180,000 cash and 125,408 of SYS stock. On March 29, 2007, the Company filed an indemnity claim citing breaches by the former RBIS shareholder of representations and warranties set forth in the SPA. The former RBIS shareholder rejected the claims of the Company and has elected to pursue arbitration in accordance with the SPA. Given the early stage of the proceedings and the inherent uncertainties of dispute resolution, it is not possible at this time to predict the outcome of this proceeding.

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

Overview

SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to customers in the Department of Defense (DoD), Department of Homeland Security (DHS), other government agencies and commercial companies.  Using interoperable communications software, sensors, digital video broadcast and surveillance technologies, wireless networks, network management, decision-support tools and Net-Centric technologies, our technical experts enhance complex decision-making. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California and Virginia.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and nine months ended March 30, 2007 and March 31, 2006:

	Three Months Ended		Nine months Ended
	2007	2006	2007	2006
Cost reimbursable	80%	82%	78%	79%
Time and materials	14%	9%	16%	14%
Fixed price	6%	9%	6%	7%
Total	100%	100%	100%	100%

We have derived a majority of our revenues from U.S. Government contracts under which we act as a prime contractor. We also provide services indirectly as a subcontractor. We intend to focus on the percentage of our business as a prime contractor because the direct customer relationship provides an opportunity for higher margins and longer term revenue streams.  At March 30, 2007, our mix of contracts consists of approximately 60% prime contracts and 40% subcontracts compared to a mix of 60% prime contracts and 40% subcontracts at March 31, 2006.

Total backlog as of March 30, 2007 was $34.7 million, of which $27.5 million was funded and $7.2 million had been ordered, but not yet funded. Total backlog as of March 31, 2006 was $33.0 million, of which $17.0 million was funded and $16.0 million had been ordered, but not yet funded.

All of our U.S. Government contracts are subject to audit and various cost controls and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

•
Iraq and Other Crises. The U.S. Government is currently prosecuting a major war effort in Iraq and a major global war on terrorism including troops in Afghanistan and other countries. The products and services that SYS offers in information connectivity, sensor networking, and command and control provide solutions to the real-time information and communications challenges faced in the efforts to address these crises.

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

•
Revenue Mix. Our business areas that encompass general administrative support in program management, financial management, base operations, and logistics have been in a continuous slow decline for the past five years while during this same period our C4ISR (command, control, communication, computer, intelligence, surveillance and reconnaissance) business has steadily grown. More recently we’ve achieved growth in our technical program development and assessment, enterprise architecture, and training solutions business. At the same time, there have been decreases in some of our software development activities in certain Net-Centric programs where the programs have migrated from initial software development activities to deployment by larger systems integrators. We anticipate that this trend will continue as the DoD continues to implement their focus on enhanced information technology and communications systems, data acquisition and real time situational awareness. This may result in a decrease in the DSG revenues on a comparable basis. At the same time, we anticipate that revenues in the PSSIG business will grow as we add to or expand existing product offerings.

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

Results of Operations

The following table sets forth selected items, including consolidated revenues for the three and nine month periods ended March 30, 2007 and March 31, 2006:

	Three Months Ended				Nine Months Ended
	2007	Percent	2006	Percent	2007	Percent	2006	Percent
Revenues	$19,069	100.0%	$13,388	100.0%	$54,528	100.0%	$38,930	100.0%
Costs of revenues	14,811	77.7%	11,392	85.1%	42,138	77.3%	31,526	81.0%
Selling, general & administrative	4,299	22.5%	2,901	21.7%	10,877	19.9%	5,942	15.3%
Research, engineering and development	1,059	5.6%	926	6.9%	3,050	5.6%	1,987	5.1%
Loss from operations	(1,100)	(5.8)%	(1,831)	(13.7)%	(1,537)	(2.8)%	(525)	(1.3)%
Total other expense	118	0.6%	88	0.7%	439	0.8%	220	0.6%
Income tax benefit	$(162)	(0.8)%	(586)	(4.4)%	(464)	(0.9)%	(81)	0.2%

Revenues.  For the three months ended March 30, 2007, revenues were $19.1 million, up $5.7 million or 42.4% compared to the same period in fiscal 2006. The increase included approximately $2.7 million contributed from acquisitions and $4.0 million from increases in training, software engineering services and engineering and program management services which were partially offset by decreases of ($1.0) million in certain software development activities within our Net-Centric programs. For the nine months ended March 30, 2007 revenues were $54.5 million, up $15.6 million or 40.1% compared to the same period in fiscal 2006. The increase included approximately $10.5 million contributed from acquisitions and $8.4 million from increases in training, software engineering services and engineering and program management services which were partially offset by decreases of ($3.3) million in certain software development activities within our Net-Centric programs.

Acquisition related revenues in the three and nine month periods were primarily attributable to the additions of Ai Metrix and RBIS, Ltd., both of which were completed subsequent to the prior year third quarter. Additional acquisition related revenues were generated from our acquisitions of Web tech, Logic and cVideo.

Revenues by reportable segment for the three and nine months ended March 30, 2007 and March 31, 2006 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	2007	2006	Change	%	2007	2006	Change	%
DSG	$12,169	$10,267	$1,902	18.5%	$37,037	$31,583	$5,454	17.3%
PSSIG	6,900	3,121	3,779	121.1%	17,491	7,347	10,144	138.1%
Total revenues	$19,069	$13,388	$5,681	42.4%	$54,528	$38,930	$15,598	40.1%

Effective July 1, 2006 certain business activities that were managed and reported under the DSG were moved into the PSSIG and are now managed and reported within that business group. The activities consisted principally of training related services and certain software services based contracts that are inter-related with other activities in the PSSIG. Prior period amounts have been reclassified to reflect the inclusion of these activities in the PSSIG.

The growth in the DSG is attributable to the acquisition of RBIS, which added revenues of $1.6 million and $5.7 million, respectively, for the three and nine months ended March 30, 2007, and increases of $1.3 million and $3.1 million, respectively, for the three and nine months ended March 30, 2007 in revenues from training, software engineering services and engineering and program management services. These increases were partially offset by decreases of ($1.0) million and ($3.3) million, respectively, in certain software development activities within our Net-Centric programs for the three and nine months ended March 30, 2007.

The growth in the PSSIG for the three and nine months ended March 30, 2007 is attributable to i) growth from the acquisitions of Ai Metrix, WebTech cVideo and Logic Innovations, which together added incremental revenues of $1.1 million and $4.8 million, respectively, in the three and nine months ended March 30, 2007 and ii) growth in training related services of $2.7 and $5.3 million, respectively, for the three and nine months ended March 30, 2007.
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

As a percentage of revenue, costs of revenue were 77.7% for the three months ended March 30, 2007 compared to 85.1% for the same period in fiscal 2006 resulting in gross margins of 22.3% and 14.9%, respectively. For the nine months ended March 30, 2007, costs of revenue were 77.3% as compared to 81.0% for the same period in fiscal 2006 resulting in gross margins of 22.7% and 19.0%, respectively. The increase in gross margins for the three and nine months ended March 30, 2007 was the result of (i) increased product sales that carry a higher gross margin than do our services, (ii) the effect of the adjustment in the prior year’s third quarter to expense indirect expense rate variances that had been deferred through March 31, 2006, which lowered the gross margin, and (iii) the effect of the purchase price allocation for Logic which resulted in a step-up in the cost of goods sold by Logic during the third quarter of the prior year..

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses increased $1.4 million or 48.2%, to $4.3 million in the three months ended March 30, 2007 compared to the same period in fiscal 2006. SG&A expenses increased $4.9 million or 83.1% to $10.9 million in the nine months ended March 30, 2007 as compared to the same period in fiscal 2006. Increases in SG&A during the three and nine months ended March 30, 2007 as compared to the same period in fiscal 2006 are attributable to the SG&A of the acquisitions and also continue to be driven by (i) increased spending for sales and marketing efforts, (ii) increased spending for our infrastructure support, (iii) increased amortization expense attributable to acquisitions, (iv) increased bad debt expense related to a certain customer (nine month period only) and (v) increased facility and other professional related expenses. We anticipate that this level of SG&A expenditures will be slightly lower in the fourth quarter based on cost reductions that have already taken place.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses increased $0.1 million or 14.4%, to $1.1 million in the three months ended March 30, 2007 compared to the same period in fiscal 2006. R&D expenses increased $1.1 million or 53.5% to $3.1 million in the nine months ended March 30, 2007 as compared to the same period in fiscal 2006. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to Vigilys, Ai Metrix, Logic Innovations and the cVideo product lines. We anticipate that this level of R&D expenditures will be slightly lower in the fourth quarter based on cost reductions that have already taken place.

Loss from operations.  The Company incurred a loss from operations of ($1.1) million in the three months ended March 30, 2007 as compared to a loss from operations of ($1.8) million in the same period in fiscal 2006 and a loss from operations of ($1.5) million in the nine months ended March 30, 2007 as compared to a loss from operations of ($0.5) million in the same period in fiscal 2006. This decrease in income from operations is primarily due to the increased spending for SG&A and R&D.

Loss from operations for the three and nine months ended March 30, 2007 includes share-based compensation expense of approximately $0.1 million and $0.3 million, respectively, as compared to $0.1 million and $0.4 million, respectively for the same periods in fiscal 2006. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan and, in the nine month period of fiscal 2006, non-cash expenses related to an employee stock purchase agreement. The recognition of these share-based compensation expenses is in accordance with SFAS No. 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other expense was $0.1 million and $0.4 million, respectively, for the three and nine months ended March 30, 2007 as compared to $0.1 million and $0.2 million, respectively, in the same periods in fiscal 2006. The increase in other expense in the nine months ending March 30, 2007 compared to the same period in fiscal 2006 is due primarily to a net increase in interest expense related to the issuance of approximately $3.1 million in convertible notes in February 2006 and interest on our term note issued in connection with the RBIS acquisition in the fourth quarter of fiscal 2006 partially offset by the decrease in interest expense resulting from the conversion of convertible notes during fiscal 2006 and 2007.

Income tax (benefit) provision. The income tax (benefit) provision was ($0.2) million and ($0.5) million, respectively, for the three and nine months ended March 30, 2007 as compared to ($0.6) million and ($0.1) million, respectively, for the same periods in fiscal 2006. Our effective tax rate was 13.3% and 23.5% for the three and nine months ended March 30, 2007, respectively, as compared to 30.5% and 10.9%, respectively, in the same periods in fiscal 2006. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter.

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. At this time, there is insufficient information to quantify any possible changes or adjustments that may result from the IRS examination. While any adjustments resulting from this examination could affect our federal income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations. Additionally, if the IRS exam results in an assessment that increases our tax obligation for the period under exam, the assessment may also include penalties and interest.
Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $7.8 million at March 30, 2007 compared to $7.3 million at June 30, 2006.

Cash flows from operating activities. Cash flows from operating activities increased $0.2 million in the first nine months of fiscal 2007 compared to the same period in fiscal 2006.

Cash flows from investing activities. Cash flows used in investing activities was $0.5 million for the first nine months of fiscal year 2007 as compared to $5.2 million in the same period of fiscal 2006. Cash paid for acquisitions decreased $4.7 million in the first nine months of fiscal 2007 compared to the same period in fiscal 2006. Additionally, we received $0.1 million in proceeds on the liquidation of an investment in the first nine months of fiscal 2006.

Cash flows from financing activities. Cash flows from financing activities decreased $8.1 million in the first nine months of fiscal 2007 compared to the same period in fiscal 2006. The decrease was due primarily to a decrease of $6.2 million of proceeds related to the issuance of convertible notes and common stock issued in the private placement, a decrease of $0.7 million in proceeds related to stock option and warrant exercises and an increase of approximately $0.9 million in payments of notes payable and other borrowings.

As of March 30, 2007, we had convertible notes payable totaling $3.3 million consisting of $0.2 million issued in connection with the Antin acquisition and $3.1 million issued in conjunction with the private placement in February 2006. A total of $0.2 million of the convertible notes mature in the remainder of fiscal 2007.

On December 31, 2006, approximately $1.5 million of outstanding convertible notes from a 2004 financing matured. Note holders converted approximately $1.2 million of the convertible notes into 511,380 shares of common stock at a conversion price of $2.20 per share and approximately $0.3 million was paid in cash.

Approximately $0.4 million of outstanding convertible notes from the acquisition of Polexis in 2004 maturing on March 31, 2007 were paid in cash on March 30, 2007. These notes had a conversion price of $2.32 per share.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million, which expires on December 28, 2008.

Our revolving line of credit had an outstanding balance of $1.7 million at March 30, 2007. The Company’s $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. The balance of the term note as of March 30, 2007 was $0.8 million, of which $0.25 million was classified as a current liability. A total of $0.25 million of principal amounts of this note are due in fiscal years 2007, 2008, 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of March 30, 2007, the maximum borrowing under the line of credit was $3.2 million and the remaining available borrowing capacity on the line of credit was approximately $1.5 million.

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

Commitments (amounts in thousands)
	Total	2007 (3)	2008	2009	2010	2011	Thereafter
Convertible notes (1), (2)	$3,909	$276	$313	$3,320	$--	$--	$--
Note payable (1)	945	84	309	287	265	--	--
Capital leases (1)	85	6	22	22	22	13
Operating leases	4,557	552	1,879	1,195	409	319	203
Total	$9,496	$918	$2,523	$4,824	$696	$332	$203

(1) Includes principal and interest

(2) For the nine months ended March 30, 2007, note holders converted approximately $1.1 million of the convertible notes into 511,380 shares of common stock and approximately $0.4 million was paid in cash to the note holders for the notes that matured on December 31, 2006 and $0.4 million was paid in cash to the note holders for the notes that matured on March 31, 2007.

(3) Three months ending June 30, 2007.
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

During the nine months ended March 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2006.

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of March 30, 2007, the favorable rate variance totaled $.2 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of March 30, 2007 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on our results of operations or cash flows for the three and nine months ended March 30, 2007. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of March 30, 2007, we had $1.7 million of variable rate debt outstanding under our credit facility and $0.8 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations or cash flows for the three and nine months ended March 30, 2007.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $2.0 million based on the conversion prices of the notes and the closing price of our common stock on March 30, 2007.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Internal Controls
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

Other than the items listed below, no material changes to our risk factors as reported on our Form 10-K for the year ended June 30, 2006:

We are currently under audit by the Internal Revenue Service, and the results of the audit could materially impact our financial statements and liquid assets.

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. At this time, there is insufficient information to quantify any possible changes or adjustments that may result from the IRS examination. While any adjustments resulting from this examination could affect our federal income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations. Additionally, if the IRS exam results in an assessment that increases our tax obligation for the period under exam, the assessment may also include penalties and interest.

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of March 30, 2007, we had issued 19,443,666 shares of common stock. Up to 2,206,950 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.23 to $4.90 per share, 78,400 shares were issuable upon the conversion of the convertible note payable from the Antin acquisition at $2.50 per share, 868,056 shares were issuable upon the conversion of convertible notes from the February 2006 Offering at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants issued in connection with the May 27, 2005 Offering at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants issued in connection with the acquisition of the Lomasoft technology at $3.85 per share, 110,000 shares were issuable upon the exercise of warrants issued in connection with various transactions at $4.00 per share,  20,000 shares were issuable upon the exercise of warrants issued for services rendered to SmallCap Corporate Advisors, LLC at $2.44 per share and up to 3,619,363 shares contingently issuable under earn-out provisions in various acquisition transactions. Shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of March 30, 2007, a total of 9,754,247 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of March 30, 2007, our directors, executive officers and affiliated persons beneficially own approximately 31.9% of our common stock, including stock options exercisable within 60 days of March 30, 2007. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

We believe that we can also grow through the acquisition of other government services companies and government or commercial technology related companies that have product offerings which may be sold to both commercial and government customers. The acquisition of other companies and growing those businesses is uncertain and contains a variety of business risks, including: integration, cultural differences, the retention of key personnel, competition, protection of intellectual property, industry changes and others. It also includes the risk that the parties to a transaction may have disputes that arise subsequent to the acquisition, which could lead to arbitration or other legal proceedings. We intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel. We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization. Further, we intend to finance these transactions through a combination of cash and/or equity and debt financing transactions. Our ability to use our stock as an acquisition currency may be limited because the trading volume in our stock has been low, our stock price has been volatile, and our stock may not maintain a price sufficient to support transactions without excessive dilution.

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

2.8
Asset Purchase and Sale Agreement effective December 2, 2005 among SYS, cVideo, Inc. and certain of the stockholders of cVideo, Inc., filed as Exhibit 2.8 to the Company’s report on Form 10-Q for the quarterly period ended December 30, 2005 and incorporated by this reference.

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

10.5
Employment contract for Edward M. Lake, the Company’s Chief Financial Officer and Executive Vice President of the Company filed as Exhibit 10.5 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.6
Employment contract for Michael W. Fink, the Company’s Secretary and Sr. Vice president of Finance and Contracts filed as Exhibit 10.6 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.7
Employment contract for Kenneth D. Regan, the President of the Company’s Defense Solutions Group’s and Executive Vice President of the Company filed as Exhibit 10.10 to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated by this reference.

10.8
Employment contract for Ben Goodwin, the Company’s Senior Vice President of Sales and Marketing and President of the Public Safety, Security and Industrial Products Group filed as Appendix A to Form DEF 14A filed November 10, 2005.

21.1	List of all subsidiaries of SYS filed as Exhibit 21.1 to the Company’s report on Form 10Q for the quarter ended September 29, 2006 filed November 13, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
(Registrant)

Date:	May 14, 2007	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	May 14, 2007	/s/ Edward M. Lake
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

Dated: May 14, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: May 14, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 30, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 14, 2007	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 30, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 14, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer