Form 10-K
SYS
filed 2007-09-28
CIK 96057

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

As of December 30, 2006, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29.8 million based on the closing price reported on the American Stock Exchange. As of September 14, 2007, the number of shares outstanding of the Registrant’s common stock was approximately 19.4 million, based on information provided by the Registrant’s transfer agent.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of the Annual Report pursuant to General Instruction G(3) to Form 10-K.

SYS
FISCAL YEAR ENDED JUNE 30, 2007
TABLE OF CONTENTS
PART I
Item 1. BUSINESS
Item 1A. RISK FACTORS
Item 1B. UNRESOLVED STAFF COMMENTS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
Item 9B. OTHER INFORMATION
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
FINANCIAL STATEMENTS

PART I

Item 1. BUSINESS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in Item 1A—“Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.systechnologies.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site ( www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Description of the Business

General

SYS and its subsidiaries provide information connectivity solutions that capture, analyze and present real-time information to customers in the Department of Defense (DoD), Department of Homeland Security (DHS), other government agencies and commercial companies.  Using interoperable communications software, sensors, digital video broadcast and surveillance technologies, wireless networks, network management, decision-support tools and Net-Centric technologies, our technical experts enhance complex decision-making. Founded in 1966, SYS is headquartered in San Diego and has principal offices in California and Virginia. For additional information, visit www.systechnologies.com.

Historically, our revenues have been generated by providing information technology, systems integration and program and financial management services under long term contracts for the DoD and in particular the U.S. Navy. More recently, through a combination of acquisitions and internal growth initiatives, we have expanded and leveraged our technical engineering services with complementary products and have broadened our customer base to include other government agencies and commercial enterprises beyond the DoD.

These expanded products and services capabilities, together with our longstanding expertise in situational awareness and systems engineering, have enabled us to develop a set of information technology solutions to complement our services offerings for the Information Technology (IT) services and Public Safety and Security (PSS) markets. Our customers in these markets such as federal, state and local governments, public safety first-responders, large corporations, schools and universities, all share a common need for decision support products and services that enhance or enable connecting real-time data to decision makers.

We deliver our solutions through two reportable segments, the Defense Solutions Group (DSG) and the Public Safety, Security and Industrial Systems Group (PSSIG). The DSG focuses on engineering, technical and management services to Federal Government agencies. The PSSIG focuses on providing “right-time” situation status and mission execution support solutions to government and commercial customers.

We also provide solution lifecycle support with program, financial, test and logistical services, including classroom and online training.

Relevant Industry Terms

We generally perform our services for Federal Government agencies pursuant to both contracts and task orders. A contract may include specific work requirements for a particular job that is to be performed, or may instead provide a framework that defines the scope and terms under which work may be performed in the future, in which case any task orders that may be issued from time to time under the contract set forth the specific work assignments that are to be performed under the contract. In this document, references to any contract include the task orders, if any, issued under that contract. Accordingly, information in this document regarding our revenue under government contracts includes revenue we receive under both contracts and task orders. We perform services as a prime contractor under those contracts and task orders that are awarded to us directly by the Federal Government. We also perform services for the Federal Government as a subcontractor to other companies that are awarded prime contracts.

Some of our contracts are multiple award contracts (MACs). Multiple award contracts are vehicles pursuant to which the Federal Government may purchase goods or services from several different pre-qualified contractors. Such contracts include multiple award contracts (MACs), blanket purchase agreements (BPAs), Government Services Administration (GSA) Schedule and other Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts. MACs are task-order or delivery-order contracts for goods and services established by one agency for government-wide use. BPAs are a simplified method of filling repetitive needs or services by establishing “charge accounts” with qualified suppliers and eliminating the need for issuing individual purchase, invoice and payment documents. The GSA Schedule is a contracting vehicle sponsored by the General Services Administration that is available to all Federal Government agencies for procuring information technology services and products pursuant to contracts (GSA Schedule Contracts) and task orders (GSA Schedule Task Orders) awarded thereunder. Finally, ID/IQs are contracts for goods or services which do not specify a firm quantity and that provide for issuance of orders for the performance of tasks during the contract period. Multiple award contracts typically have a ceiling, which is the maximum amount the government is authorized to spend under the contract over the life of the contract. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so or that any particular pre-qualified contractor will receive awards under the vehicle.

Federal Government contracts for our services include three types of pricing: time-and-materials; cost-plus; and fixed-price. Time-and-materials contracts are contracts under which we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Cost-plus contracts are contracts under which we are reimbursed for costs that are determined to be allowable and allocable to the contract and receive a fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Fixed-price contracts are contracts under which we perform specific tasks for a predetermined price.

Industry Overview /Market Opportunity

Our services and products are designed to address the information connectivity needs of our target customers in the IT and PSS markets. All of these customers have a need for decision support solutions in order to respond quickly to an incident and to share information with other agencies or organizations in a collaborative effort.

DSG

Spending by the U.S. Government on information technology and services supporting the use of information technology is increasing. The strategic priorities of the DoD are based in large part on the Quadrennial Defense Review, the first conducted in an era of global terrorism, which continues the shift in emphasis by identifying key strategic priorities. These priorities are currently focused on mission critical capabilities of our armed forces, and providing the support infrastructure necessary to sustain these forces in a time of heightened warfare readiness and deployment.

The Federal Government and the DoD in particular, is in the midst of a significant transformation that is driven by the Federal Government’s need to address the changing nature of global threats. A significant aspect of this transformation is the use of Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (C4ISR), and information technology to increase the Federal Government’s effectiveness and efficiency. The result is increased Federal Government spending on information technology to upgrade networks and transform the Federal Government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all Federal Government agencies.

President Bush’s fiscal year (FY) 2008 defense budget requests approximately $481 billion in DoD discretionary budget authority, a 10.5% increase over FY 2007. The government IT component of this budget is estimated to be approximately $70 billion, of which, approximately $55 billion represents the non-hardware related services market opportunity for government contractors. The 2008 budget supports substantial investments in advanced technology to provide advantages over our enemies, particularly in remote sensing and high-performance computing. This includes investments in communications improving connectivity between troops and their commanders well beyond the field of battle. C4ISR capabilities, information communications and transformation are some of the key areas of focus for the DoD’s technology spending.

The growth in the government information technology market is being driven by a number of factors, including an overall desire on the part of the Federal Government to upgrade communication and information systems, the aging of the federal workforce, and an increase in the use of private sector outsourcing. In addition, market growth has been driven and will continue to be driven in large part by DoD information technology spending which has been increasing over the past two years at an even faster rate than the overall government information technology market.

We believe opportunities for growth can be found in the following areas:

• C4ISR
• Defense IT
• Knowledge management
• Systems integration
• Training/simulation

SYS has historically targeted these areas for growth with engineering service solutions and has begun to further supplement this growth with a combination of products and services in order to offer complete solutions.

PSSIG

The PSSIG markets include: (i) the PSS market which includes the Federal Government as well as state and local municipalities, law enforcement, firefighters and other first responders as well as schools and universities and (ii) the commercial markets which are generally comprised of non-government customers.

PSS

In many cases, these customers overlap and funding at the state and local levels are tied to funding at the federal levels often through the DHS. Further, there may be joint funding efforts between the state and local municipalities, school districts and other constituents such as ports and transportation agencies among others.

Central to the DHS budget are five themes:  increasing overall preparedness and strengthening the Federal Emergency Management Agency (FEMA); strengthening border security and reforming immigration; enhancing transportation security through more efficient and secure system controls; improving information sharing; and strengthening the department’s organization in order to maximize performance.

INPUT, a market research firm specializing in government business, forecasts that the state and local public safety interoperable communications marketplace will grow to $5.5 billion by 2012, including $3.4 billion from various federal funding sources. Recently the National Telecommunications and Information Administration issued the Public Safety Interoperable Communications (PSIC) grant program, which will provide nearly $1 billion for agencies and jurisdictions to improve public safety communications to get these systems closer to where first responders need them to be.

While a significant objective for these initiatives is to achieve radio communications interoperability, concurrent efforts are underway to develop similar data based interoperability solutions. Key areas of focus are multi-jurisdictional information sharing and compliance with an emerging set of standards known as National Incident Management Systems (NIMS) and Incident Command Systems (ICS). In 2004, DHS released NIMS and designated the National Integration Center (NIC) Incident Management Systems Division as the lead federal entity to coordinate NIMS compliance.  Its primary function is to ensure that NIMS remains an accurate and effective management tool through refining and adapting compliance requirements to address ongoing preparedness needs.

We believe that as a result of these initiatives opportunities exist to help state and local government agencies and jurisdictions incorporate data interoperability into their public safety communications systems.

Finally, schools and universities are another market segment that has a critical need for situational awareness solutions especially in light of national incidents of school shootings and other critical crisis incidents. Many school districts have already or are beginning to deploy video surveillance capabilities and we believe the next phase of that effort will be integration and distribution of all the video data to those who are responsible within the school and local communities charged with protecting the safety of the students and citizens. Funding, for these efforts are often closely linked to the state and local budgets, however, school districts themselves are allocating budget dollars to address these concerns.

Commercial

Enterprise Video

The enterprise video solutions business provides enterprise-class video product solutions across numerous vertical markets, specifically; those categorized as the video surveillance and video distribution markets. Today, the convergence of broadcast networks and the Internet finds SYS well positioned in the markets developing from this technology convergence.

Video Surveillance

We develop and sell software-based integrated digital video applications used in video surveillance, integrated security, and loss prevention solutions for industrial and governmental applications. Our products are used by customers in market segments including point-of-sale (POS), central alarm monitoring, and homeland security.

The emergence of Internet Protocol (IP) technology and intelligent video capabilities is transforming video from a purely forensic tool to a real time source of actionable information, making video surveillance the fastest growing segment of the $200 billion global security industry according to research compiled by USBX Advisory Services, an investment bank with a group specializing in government IT, Homeland Security and security systems. The physical security sector is the global security industry’s largest sector, with revenues of approximately $150 billion, or 75% of the total industry according to the Lehman Brothers Security Annual 2006. The physical security sector is broken down into two sub-sectors of services and products. The services sector includes, among others, security systems integrators, alarm monitoring services, guard services, and armored transit and cash services. The products sector includes, among others, manufacturers of access control, alarm monitoring, video surveillance and fire monitoring equipment.

According to many security research industry groups, video surveillance is the fastest growing segment with estimates ranging from 12-15% annually. Video surveillance systems persistently gather information which is becoming increasingly valuable with the advent of enhanced analytic capabilities and with the declining costs of IP-enabled systems.

Video Distribution

In the video distribution market, we provide both products and end-to-end solutions enabling the delivery of rich media services over a wide range of broadcast and enterprise digital networks.

Applications for our products include the television broadcast industry for the delivery of broadcast content; satellite service providers for the delivery of IP based video and data services; corporations for internal distributed learning and/or financial information distribution; and the government, for use in data broadcasting in emergency situations however, use of these broadcast solutions to effect communications for homeland security purposes is just emerging.

Trends anticipated to drive increases in equipment sales for this market segment are based on: (i) recent FCC regulations mandating the use of digital formats by 2009 and (ii) technology innovations such as: Internet Protocol Television (IPTV) and expanded use of high definition programming. Finally, increased bandwidth demands from high definition signals combined with the cost of satellite transponder bandwidth, are pushing network operators to maximize efficiency

Network Security and Management

The rise of Net-centric applications and converged networks have driven increased demand for network management solutions for commercial enterprises, government agencies, DOD and homeland security organizations. We provide network management solutions including products and services that specialize in helping military, government and commercial IT professionals assure the reliability, availability and security of their mission critical network resources.

The primary market for our network management solutions has been the U.S. Federal Government and accordingly the same market drivers and industry data discussed under DSG are equally applicable to the market for NSMG. Significant additional market opportunities span the commercial markets as well. The research firm Forrester anticipates an increase of 11% in 2007 over the $2.6 billion market in 2006. This increase is essentially due to renewed interest from service providers and enterprises in managing the network as part of the entire IT service spectrum. Additionally, small and medium-size enterprises are interested in network management as well. Key drivers and trends, include:

•	Application performance management
•	Converged voice, video and data networks
•	Secure network systems operations
•	Satellite/IP networks

Learning and Performance Solutions

We develop and provide classroom based and eLearning training and education programs as well as Net-Centric Human Systems Integration (HIS) solutions for the DoD, other government agencies, universities and commercial entities.

Rising internet usage and declining telecommunication costs have helped fuel the rising demand for e-Learning solutions by both government and commercial organizations. Many of these organizations are outsourcing entire training programs to outside service providers. As organizations focus on their core competencies, outsourcing of training programs to external service providers has gained momentum. Outsourcing also enables organizations to minimize costs associated with in-house design, development, and implementation of these programs.

e-Learning is poised to become an integral component of information dissemination. In terms of total time spent (in hours) on training, e-Learning has emerged as the second most employed method for imparting learning in organizations.

Solutions

Our solutions include the following:

Systems Engineering

We have a longstanding history of providing top quality systems engineering assistance to both government and industry customers. Using a diverse team of subject matter experts, we apply a robust systems engineering approach that delivers the proper balance of total system performance and total ownership costs within a family-of-systems, systems-of systems context. Our engineers have broad experience in all aspects of systems engineering from requirements setting, component design and testing to production. We achieve synergy by bringing together our expertise in many disciplines to build solutions which connect data to decisions.

We provide a variety of Test and Evaluation (T&E) core competencies geared to the methodologies of the Department of Defense (DoD) C4ISR system acquisition.  We deliver an end-to-end solution providing T&E support in program and administrative acquisition through the entire T&E lifecycle.

Network Security and Management

Our solutions address the growing technological complexity, heightened security awareness and operations infrastructure needs in an increasingly net-centric world.

Our NeuralStarTM product is a network management platform that monitors networks in real-time, analyzes performance metrics and captures, correlates and stores performance and alarm events for network devices, applications and services. NeuralStarTM is a network management platform that gives organizations the ability to manage heterogeneous data, voice, video, wireless and satellite systems as a single environment, also allowing them to take direct control by issuing commands to network elements and automating manually intensive processes.

Our NSMG solutions have been proven in some of the world's most intensive, high-security military environments, including serving the core network management component for the Department of Defense’s backbone network, known as the Global Information Grid. SYS network management solutions serve mission-critical roles at the Ballistic Missile Defense Agency, the National Guard and the Defense Advanced Research Projects Agency. Net-centered enterprises and service providers, including Microsoft, BNSF, Broadwing and Cincinnati Bell, use our solutions to increase service quality, efficiency and profitability

Software Engineering

Our software engineering organization has a core expertise in a broad set of application domains such as enterprise information management and visualization computing problems utilizing state of the art tools to address a wide range of futuristic operational and technical requirements. The group has an established reputation for technology transition. The software group’s predominant customer-base includes military command and control, homeland security, public safety, and related areas. Within the military domain, we have provided software solutions for situation awareness, decision support, weather, anti-submarine warfare, network management, and distance learning. Non military domains include enterprise video systems for surveillance and satellite broadcast, online training systems, and first-responder incident management and emergency response.

Public Safety and Security

We provide integrated solutions for data interoperability and real-time situational awareness including collaboration, command and control, and accountability for safer emergency operations.

Our initial product focus is in the areas of increasing overall preparedness and improving information sharing. We are addressing this through our Vigilys™ solution which can be used to more effectively manage incident response operations and enable efficient sharing of time critical information between responders in the field and supporting operations centers, and between cooperating private, local, county, state, federal, and DoD agencies.

Vigilys™ is a software based tactical operations system designed for public safety agencies seeking to improve response capabilities and effectiveness. The Vigilys™ solution delivers relevant and actionable real-time information to and from the scene of an incident for improved decision-making, resource allocation and response coordination. The Vigilys™ product suite consists of the Vigilys Conductor, Vigilys Mobile and Vigilys Commander.

Enterprise Video Solutions

Video Surveillance

Our Marathon product suite includes integrated video surveillance, security, and loss prevention solutions that enhance operational management, security & safety and loss control. Our products are used by customers in market segments including point-of-sale (POS), central alarm monitoring, and homeland security. Our Marathon Digital Video Recorder (DVR) software utilizes patented software-based video compression technology and state-of-the-art digital recording which is designed to make video more practical by improving the usability of video and data through scalable networked digital video solutions.

Our video surveillance management systems provide: (i) security surveillance for safety of employees and customers; (ii) recording and observing in store operations for operational improvement, theft or accidents; (iii) POS software integrating video clips with cash register transactions to reduce shrinkage and (iv) the ability to be remotely monitored by a remote central station service.

Our scalable PC network technology addresses the customer's operation as a whole, providing efficiencies and cost savings through an integrated approach.

Video Distribution

Our video distribution products represent the convergence of broadcast and Internet technologies by providing head-end (transmission) equipment and edge device (reception) equipment to provide the infrastructure for this key data and video powered distribution capability. Our products leverage our industry expertise in the video distribution market with specific concentration on the key convergence technologies (MPEG-4 AVC/H.264, ATSC, DVB, IPv6, etc.) and an engineering approach to building scalable and modular products that respond rapidly to changes in the marketplace. We offer products, technologies and solutions in the following areas:

•	Content management
•	IP-based content distribution
•	Set top box IRD’s (integrated receiver-decoders)
•	Video on demand
•	ATSC (American Television Standards Committee) digital broadcasting
•	DVB (Digital Video Broadcast) satellite and terrestrial broadcasting

Our enterprise video solutions are distinguished by:

•	IP-centric video delivery products for internet, satellite, and terrestrial networks;
•	Strong reputation and presence in the satellite and broadcast video markets and the security industry;
•	In-house integration technology for rapidly integrating third-party systems and information sources.

Our solutions address the customer's operation as a whole, providing efficiencies and cost savings through an integrated approach based on feature-rich:

•	Scalable network technology, including technology from SYS’s flag-ship network management product, NeuralStarTM
•
Best-of-breed SYS proprietary compression technology originally developed under a grant from the National Institute of Standards and Technology (NIST), as well as best-of-breed standards-based compression technologies (MPEG-4 H.264 AVC)

•	Data interoperability integration technology from the SYS VigilysTM product suite

Learning and Performance

Our learning and performance solutions consist of a broad range of products and services capabilities to deliver training solutions and web-enabled or satellite based interactive distance learning (IDL) for customers in the DoD, other government and commercial organizations.

Our training solutions include services, product development, and tools addressing a breadth of related disciplines that include human performance factors, job & task analysis, competencies definition, skills & knowledge building via multiple deliver mediums, tracking, assessment, evaluation, and trend analysis.

Our HSI solutions focus on improving human performance and readiness through workload analysis, process improvement, manpower optimization, human factors engineering, and advanced training delivery methods/integrated learning environments. This area of work results in improved human performance, manpower optimization, and a higher state of readiness that reduce our customer’s total ownership cost.

Our IDL solutions utilize our established strengths in digital, audio and video broadcast products and expertise in our web-based learning management solutions through which we have created a very robust, feature rich solution called Global Learning Solutions (GLS) which is targeted for the sizable interactive distance learning market including university, government, defense, homeland security and company training and education programs.

GLS is a comprehensive learning management system with complete broadcast infrastructure that enhances the distance learning experience. GLS incorporates a unique blend of content distribution products and web-based system architecture to provide flexible content and delivery options that easily accommodate future expansion. We customize solutions tailored to our clients’ needs and deliver them via the Internet and/or by satellite. The system facilitates various types of live and on-demand learning including e-learning, instructor-led training, web and audio casts, live high-definition video, assessments/certifications, collaboration tools and the flexibility to include third party courseware integration.

Management Support Services

Our program management and logistics group provides solutions support and services to meet the needs of our customers in business operations, program management, financial management, engineering and maintenance services, enterprise solutions development and implementation and, logistics support. Program management includes all elements of operational and financial execution to meet required objectives and results. Logistics support includes life-cycle supportability and in-service engineering services to support current and planned equipment, in a variety of platforms.

Business Strategy

Our business objectives are to diversify and grow our revenues, broaden our customer base and improve operating margins. Our strategy to achieve these objectives is based on leveraging our core strengths in C4ISR, information technology, systems integration and program and financial management while adding complementary products and capabilities that will allow us to grow our markets in these areas as well as expand into other markets, including commercial markets. We have affected this strategy through acquisitions and through productizing capabilities and solutions developed through our engineering services. We believe that this strategy will enable us to diversify our revenue sources, compete for larger DoD programs and grow our operating margins, especially through the inclusion of products. Three key aspects of this strategy are as follows:

•
Timing. The process of transforming from a pure service provider to providing a mix of high technology services and products is targeted to occur in a staged fashion. As growth rates in revenues from our engineering and program management services decrease or plateau, revenues from products or new customers need to be generated in a synchronized fashion;

•
Products. As we acquire or develop new products our strategy is threefold; (i) to continue and grow the markets for which those products were initially developed; (ii) to adapt those products for sale into our government related businesses and (iii) to integrate these products such that we can pursue programs that require a broader mix of capabilities to deliver a complete solution;

•
Acquisitions. We have expanded our capabilities and broadened our markets by acquiring companies that have products or niche service offerings. As we continue to execute on this strategy, we will build the existing infrastructure to accommodate these new organizations as they adapt to our systems and methodologies.

Growth Strategy

We have grown our revenues (i) organically by establishing new business units with experienced senior executives who have the ability to grow these business units and expand our customer base and (ii) through acquisitions of businesses and technologies that meet our primary objective of providing us with enhanced capabilities in order to pursue a broader cross section of the DoD, DHS and other government markets, which at the same time, may enable us to achieve our secondary objective of broadening our customer base.

Our objective is to continue growing revenues organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative and research and development expenditures to facilitate new business development and to build the necessary infrastructure to support a larger organization. We are currently evaluating potential targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund any such future acquisitions. Our research and development activities are primarily oriented towards further developing the products acquired from our acquisitions and where applicable, integrating those products into other solutions, with the intent of accelerating the development cycle and increasing sales.

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

Effective August 22, 2005, the Company acquired the assets of Web Technologies, LLC (Web Tech), a provider of e-learning and web application development for customers in the automotive, environmental, financial, technology, and hospitality industries, as well as the U.S. government.

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

On October 17, 2006, SYS acquired all the outstanding common stock of Ai Metrix, a Reston, Virginia provider of innovative network management software solutions delivered to government and commercial customers.

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

Future productization efforts include integrating other SYS products and services where we can bundle more of our capabilities to solve a customer need both in the government and commercial markets. A few examples demonstrating this objective are: (i) selling Vigilys™ together with our video surveillance products; (ii) selling our IP encapsulators/multiplexers together with our e-learning and learning management solutions; (iii) selling our network management software together with our video related products and (iv) selling our e-learning and training solutions to provide customer support and to maintain the long term interaction with our customers.

U.S. Government Contracts

We have derived a majority of our revenues from contracts with government agencies, the vast majority of which are with the Federal Government, under which we act as a prime or subcontractor. During fiscal 2007, approximately 88% of our total annual revenues were derived from contracts with government agencies and 12% was derived from commercial customers. We intend to focus on retaining and trying to increase the percentage of our business as prime contractor because it provides us with client relationships that generate higher levels of revenue and makes us less dependent on other prime contractors.  Our mix of contracts in which we acted as a prime contractor versus a subcontractor during fiscal 2007 and 2006 consisted of the following:

	2007	2006
Prime contractor	62%	60%
Subcontractor	38%	40%
Total	100%	100%

Our costs of revenues are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts. Further, with the recent inclusion of products, our cost of revenues will be affected by the cost and availability of materials and components, product mix and other fixed and variable costs. Significant portions of our contracts are time and materials and cost reimbursement contracts. Subject to contract limits, we are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual allowable costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts such as fixed price contracts, however, the margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

Contract backlog

We define backlog as the amount of revenues we expect to realize over the remaining base contract performance period and for signed contracts in existence as of the measurement date. We do not include contract ceiling values under MAC or ID/IQ contracts in our backlog calculation. We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

We define funded backlog as the portion of our backlog for which funding currently is appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work, less the amount of revenue we have previously recognized under the contract. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

As of June 30, 2007, the Company’s delivery order and contract tasking backlog totaled approximately $47.7 million, of which $25.2 million was funded and $22.5 million had been ordered, but not yet funded.  As of June 30, 2006, the Company’s delivery order and contract tasking backlog totaled approximately $34.1 million, of which $23.4 million was funded and $10.7 million had been ordered, but not yet funded.

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

Customers

SYS is engaged in multiple contracts as both a prime and subcontractor. Our customers include (but are not limited to) the following:

Defense	Other Government	Commercial
U.S. Navy:	DHS	American Honda Motor Co., Inc.
NAVSEA	Delaware County, PA	Fox Networks
SPAWAR	California Office of	General Electric Corporation
NAVAIR	Emergency Services	HBO
ONR	California Department of	IntelSat
Other DoD Entities:	Transportation	Lehigh University
DARPA	Orange County Public Schools	Motorola
Missile Defense Agency		PanAmSat
NASA		Pratt & Whitney
DISA		Primemedia
Lockheed-Martin		Sempra Energy
Northrop Grumman		Southern California Edison
L-3 Communications -Titan		United Airlines
Cubic Corporation		Volkswagen of America
Boeing

Sales and Marketing

DSG

SYS markets its engineering services directly to governmental agencies through its headquarters and regional offices. Each office responds to the needs of customers and looks for new business opportunities that match our technical skills and competency. We often team, either as a prime or subcontractor, with other companies when bidding on government contracts. We use multiple distribution channels to market our products and services including:

• Our website;
• Direct outbound sales efforts;
• Competitive bidding; and
• Strategic teaming arrangements and OEM’s.

We have supplemented this internal marketing approach through third party business development efforts. These efforts are focused on longer term business development activities that will position SYS to compete on larger and more diverse programs that will be announced for competition over the next few years. A key to success in this strategy is to have the third party firm fully conversant in the entire range of SYS product and services capabilities such that SYS can be positioned to bid on and be a competitive vendor for these services based programs.

PSSIG

To date much of our sales and marketing strategy has been oriented towards: (i) defining the markets and the target customers within those markets; (ii) prioritizing the current products and services in terms of which have near term market opportunities versus longer term opportunities; (iii) identifying strategic business partners that are already serving those markets and customers so that SYS can form strategic relationships with those firms that would provide access to the customers without SYS having to develop its own channels; (iv) developing sales and marketing collateral materials to promote and market these products and services and (v) creating visibility for SYS’s solutions to prospective end users and obtaining their feedback as we begin the process of launching and rolling out products to the market.

To this end, SYS has made expenditures to build a sales and marketing organization with expertise in our targeted markets and to help develop and expand the selling capabilities and strategies of our acquired businesses. A significant element of this strategy is to educate our sales and marketing personnel on all the SYS products and capabilities in order to broaden our reach and to capitalize on existing customer relationships.

A significant area of emphasis for SYS in the near term is to work with state and local municipalities and agencies to develop grant or other funding vehicles that will enable them to initiate pilot demonstrability projects where we can install the Vigilys incident management solution for use by their first responder organizations and then seek additional funding for full deployment and roll-outs into multi-jurisdictional areas.

A key objective over the long term is to seek opportunities where we can bundle more of our capabilities to solve a customer need both in the government and commercial markets. A few examples demonstrating this objective are: (i) selling Vigilys together with our video surveillance products; (ii) selling our IP Encapsulators/multiplexers together with our e-learning and learning management solutions; (iii) selling our network management software together with our video related products and (iv) selling our e-learning and training solutions to provide customer support and to maintain the long term interaction with our customers.

Research, Engineering and Development Expenses

During fiscal 2007 we have significantly increased our research, engineering and development (R&D) activities associated with our newly developing product lines. R&D expenses for the years ended June 30, 2007, 2006 and 2005 were $4.0 million, $3.6 million, and $0.7 million, respectively.

During the past year we have invested in both new product activities and sustaining engineering activities. Areas of focus included further development of our VigilysTM software based tactical operations system and expanded capabilities to our various enterprise video solutions products.

COMPETITIVE CONDITIONS

DSG

A significant portion of our business is awarded through competitive procurements. The engineering and management services industry consists of many companies with which SYS competes and who can provide the same or similar type of services. Many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

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

Mid-Tier Competitors. Mid-tier competitors include NCI, Inc., MTC Technologies, Kratos, and Dynamics Reasearch Corp.

Small Business DoD Contractors and Small Disadvantaged DoD Contractors. Small business DoD contractors are generally more focused in their contracting strategies. They have fewer resources unless teamed with larger competitors. However, according to DoD policy, a certain portion of DoD work is set aside for small businesses, creating an environment of fierce competition among these companies for the allocated work. The U.S. Government, according to policy, also sets aside certain contracts for companies owned by members of statutorily identified disadvantaged groups. Because SYS does not qualify, it cannot compete in this arena, except as a subcontractor to qualified businesses. These qualified small disadvantaged businesses, however, are free to compete for all government issued contracts.

We believe that the principal competitive factors in our ability to win new business include past performance, qualifications, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves, and competitive pricing for similar services.

PSSIG

We compete for both products and services based opportunities. On the services side many of the same competitors and competitive factors discussed under DSG apply equally to the PSSIG business. With regards to products the competitors are generally industry or market specific, with some examples as follows:

•	Network Management (HP OpenView; Micromuse(IBM);EMC Smarts; SolarWinds)
•	Video Surveillance(Honeywell; Kalatel (G.E.);I3DVR; ImageVault)
•	Digital/Audio Broadcast (Tandberg; Thompson; Helius; Wegener)
•	E-training/learning solutions (General Physics; Learn.com)

In addition to the competitors listed above, as newer technologies are developed, many larger companies are forming strategic alliances to pursue market opportunities as opposed to developing their own in-house proprietary solutions.

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

Employees

On June 30, 2007, we employed 404 full-time employees and 37 part-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within SYS. We believe our employee relations are good.

Code of Ethics

We have adopted a code of business conduct and ethics for all employees, including our Finance department and those with financial oversight responsibility, including our Chief Executive Officer and Chief Financial Officer, known as the Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on our website at www.systechnologies.com under Corporate Governance.

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

Item 1A. RISK FACTORS

We urge you to consider the following risk factors and all other information contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  You should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

Our contracts with the Federal Government may be terminated or adversely modified prior to completion, which could adversely affect our business.

Federal Government contracts generally contain provisions, and are subject to laws and regulations, that give the Federal Government rights and remedies not typically found in commercial contracts, including provisions permitting the Federal Government to:

ཉ terminate our existing contracts;

ཉ reduce potential future income from our existing contracts;

ཉ modify some of the terms and conditions in our existing contracts;

ཉ suspend or permanently prohibit us from doing business with the Federal Government or with any specific government agency;

ཉ impose fines and penalties;

ཉ subject us to criminal prosecution;

ཉ subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;

ཉ suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

ཉ decline to exercise an option to extend an existing multiple year contract; and

ཉ claim rights in technologies and systems invented, developed or produced by us.

The Federal Government may terminate a contract with us either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the Federal Government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the Federal Government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items from an alternative source and other damages as authorized by law.

Our Federal Government contracts typically have terms of base year and one or more option and award years. Many of the option periods cover more than half of the contract’s potential term. Federal governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

Certain of our Federal Government contracts also contain “organizational conflict of interest” clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

In our federal business we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

We cannot guarantee that our contracts will result in actual revenue.

There can be no assurance that our contracts will result in actual revenue in any particular period, or at all, or that any contract will be profitable. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates of contract value are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

Loss of our GSA contracts or MACs would impair our ability to attract new business.

We are a prime contractor under several GSA Schedule contracts and MAC contracts. We believe that our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other MACs typically have a one or two-year initial term with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology and/or engineering skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract and we may lose revenue.

In addition, certain Federal Government contracts require us, and some of our employees, to maintain security clearances. If our employees lose or are unable to obtain security clearances, or if we are unable to hire employees with the appropriate security clearances, the client may terminate the contract or decide not to renew the contract upon its expiration. As a result, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

Our failure to maintain appropriate staffing levels could adversely affect our business.

We can not be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel becomes competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations. If we are unable to obtain major contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and our business may be harmed.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients. As we secure more work we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our MACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work.

If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate Federal Government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of reprocurement, could damage our reputation and could hurt our ability to compete for future contracts.

Our employees may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with Federal Government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenues. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues.

We may not be successful in identifying acquisition candidates and if we undertake acquisitions, they could increase our costs or liabilities and impair our revenue and operating results.

One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

We have completed several acquisitions of complementary businesses in recent years, and we continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. We may continue to expand our operations through business acquisition. Our integration of acquisitions requires significant management time and financial resources. Any failure to properly integrate and manage businesses we acquire could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with future acquisitions, we may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs which may cause our quarterly operating results to vary significantly.

If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In certain acquisitions, federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to clients of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the Federal Government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

The Small Business Administration (SBA) has enacted new regulations which will require small businesses to recertify their size standard within thirty days of any sale or merger. It is highly likely that any company we may acquire will have small business contracts. These new regulations may impact our ability to retain all of the contracts of an acquired business.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our Federal Government customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to commence services or initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. In that event, if our government or prime contractor customers’ requirements change we may not be able to recover our costs. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain governmental procurements.

As a result of an SBA set-aside program, the Federal Government may decide to restrict certain procurements to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant customer could seriously harm our business. For the fiscal year ended June 30, 2007, approximately 88% of our business was derived from contracts with government agencies and 12% was derived from commercial customers. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a customer that is significant in one period may not use our services in a subsequent period.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative engineering services and technical solutions that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

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

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

ཉ fluctuations in revenue recognized on contracts;

ཉ variability in demand for our services and solutions;

ཉ commencement, completion or termination of contracts during any particular quarter;

ཉ timing of award or performance incentive fee notices;

ཉ timing of significant bid and proposal costs;

ཉ variable purchasing patterns under the GSA Contracts, government wide acquisition contracts (MACs), blanket purchase agreements and other Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts;

ཉ strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

ཉ strategic investments or changes in business strategy;

ཉ changes in the extent to which we use subcontractors or the timing of receipt of invoices from subcontractors;

ཉ seasonal fluctuations in our staff utilization rates;

ཉ Federal Government shutdowns or temporary facility closings;

ཉ fluctuations in demand for outsourced network services or engineering services;

ཉ changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets, and

ཉ the length of sales cycles.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts expire, are terminated or are not renewed.

In addition, contract awards of government agencies may be delayed or decreased as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The Federal Government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in our second or third fiscal quarter of that year. The Federal Government’s fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the Federal Government’s fiscal year end would serve to increase our first or second quarter revenue.

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

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities and large defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

•
divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts forcing us to charge lower prices; or

•	adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements in which we are the incumbent.

If we lose business to our competitors or are forced to lower our prices, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us or could force us to charge lower prices, which could cause our margins to suffer.

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

We may incur impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

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

We may be subject to additional income tax obligations arising from Internal Revenue Service (IRS) examinations

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. The Company has reclassified an amount from deferred taxes to income taxes payable and accrued a provision for interest which it believes is adequate in relation to any potential adjustments. These amounts may be adjusted when there is more information available or an event occurs that indicates a change is required. We believe any further adjustment identified at the completion of the IRS examination will result in a further reclassification between current deferred taxes and income taxes payable.

We have very limited funds upon which to rely for adjusting to business variations and for growing new businesses.

While we are likely to look for new funding to assist in the acquisition of businesses, it is uncertain whether such funding will be available. Our substantial reliance on our revolving line of credit facility with Comerica Bank - California imposes certain limitations on us, such as complying with financial covenants. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. We may not be successful in raising additional capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. The net loss reported for the fiscal years ended June 30, 2007 and 2006 may further impact our ability to raise capital.

As of June 30, 2007, there was $3.1million of convertible notes payable that mature in February 2009. The notes are convertible into SYS common stock at the rate of $3.60 per share. The Company may have to use its funds to pay these notes when they mature if the holders do not elect to convert notes into common stock.

We may violate financial covenants under our line of credit which could have a material adverse effect on our liquidity and financial condition.

SYS must maintain certain financial covenants, including tangible effective net worth, current assets to current liabilities, minimum tangible net worth and the ratio of cash flow to the current portion of long-term debt. As of June 30, 2007 the Company was in compliance with these covenants. We anticipate we will be in compliance with the modified covenants through the expiration date of the credit facility based on our operating budget for fiscal 2008. We intend to renew or replace the credit facility prior to its expiration date of December 31, 2008. If we are not able to remain in compliance with the financial covenants, the lender may require the Company to pay the outstanding balance and cancel the credit facility which would have a material impact on our financial condition, results of operations and cash flows.

We are required to evaluate our internal control over financial reporting under section 404 of the Sarbanes Oxley act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board's Auditing Standard No. 5 ("Standard No. 5") provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management's assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2008 (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any required. If we are not able to complete our assessment under Section 404 in a timely manner, we may be unable to conclude that our internal control over financial reporting is effective as of June 30, 2008.

Risks Related to the Market for Our Stock

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of June 30, 2007, we had issued 19,231,949 shares of common stock. Up to 2,131,700 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.23 to $4.90 per share, 868,000 shares were issuable upon the conversion of convertible notes at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants at $3.85 per share, 110,000 shares were issuable upon the exercise of warrants at $4.00 per share, 20,000 shares were issuable upon the exercise of warrants at $2.44 per share and up to 3,475,613 shares were contingently issuable under earn-out provisions in various acquisition transactions. Sales of shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

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

As of June 30, 2007, a total of 8,253,755 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of June 30, 2007, our directors, executive officers and affiliated persons beneficially own approximately 27% of our common stock, including stock options exercisable within 60 days of June 30, 2007. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

Risks Related to Our Industry

Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the Federal Government.

We depend on continued Federal Government expenditures on intelligence, defense and other programs that we support. Accordingly, changes in Federal Government contracting policies could directly affect our financial performance. In addition, a change in presidential administrations, congressional majorities or in other senior Federal Government officials may negatively affect the rate at which the Federal Government purchases IT services. The overall U.S. defense budget declined from time-to-time in the late 1980s and the 1990s. While spending authorizations for intelligence and defense-related programs by the Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are:

ཉ budgetary constraints affecting Federal Government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

ཉ changes in Federal Government programs or requirements, including the increased use of small business providers;

ཉ curtailment of the Federal Government’s use of professional services providers;

ཉ the adoption of new laws or regulations;

ཉ Federal Governmental shutdowns (such as that which occurred during the Federal Government’s 1996 fiscal year) and other potential delays in the government appropriations process;

ཉ delays in the payment of our invoices by Federal Government payment offices due to problems with, or upgrades to, Federal Government information systems, or for other reasons;

ཉ competition and consolidation in the IT industry;

ཉ general economic conditions; and

ཉ a reduction in spending or shift of expenditures from existing programs, and a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts.

These or other factors could cause Federal Governmental agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

Many of our Federal Government clients spend their procurement budgets through multiple award contracts under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

Budgetary pressures and reforms in the procurement process have caused many Federal Government clients to increasingly purchase goods and services through ID/IQ contracts, the GSA Schedule Contracts and other multiple award and/or MAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The Federal Government’s ability to select multiple winners under multiple award schedule contracts, MACs, blanket purchase agreements and other ID/IQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to MACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the Federal Government elects to use a contract vehicle that we do not hold we will not be able to compete as a prime contractor.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of Federal Government contracts, which affect how we do business with our clients and may impose added costs on us. Among the most significant laws and regulations are:

ཉ the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of Federal Government contracts;

ཉ the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

ཉ the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts; and

ཉ laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Moreover, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our Federal Government clients could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

The Federal Government may revise its procurement or other practices in a manner adverse to us.

The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, MACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

We derive significant revenue from contracts awarded through a competitive procurement process, which may require significant upfront bid and proposal costs that could negatively affect our operating results.

We derive significant revenue from Federal Government contracts that are awarded through a competitive procurement process. We expect that most of the Federal Government business we seek in the foreseeable future will be awarded through competitive processes. Competitive procurements impose substantial costs and present a number of risks, including:

ཉ the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and could reduce our profitability; and

ཉ the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction or modification of the awarded contract, which could result in increased cost and reduced profitability.

In addition, most Federal Government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the Federal Government agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

Unfavorable Federal Government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients and impair our ability to win new contracts.

The Federal Government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

If a Federal Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with Federal Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with Federal Government agencies were impaired, or if the Federal Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES

As of June 30, 2007, we have a total of approximately 106,000 square feet of office space under various operating leases at various locations in California and Virginia, including approximately 25,000 square feet of office space at our headquarters in San Diego, California. These leases expire at various dates through 2012 (See Note 8 of the Notes to Consolidated Financial Statements). We believe the existing space is presently adequate to support our operations.

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
None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 3, 2005, our Common Stock has been traded on the American Stock Exchange under the symbol “SYS”. Prior to that date, our Common Stock was traded in the over-the-counter market. The ranges of high and low quotations during our two most recent fiscal years are as follows:

Fiscal Year 2007	High	Low
First Quarter	$2.90	$2.10
Second Quarter	$3.14	$2.11
Third Quarter	$2.80	$1.97
Fourth Quarter	$2.34	$1.73

Fiscal Year 2006
First Quarter	$4.33	$2.61
Second Quarter	$5.98	$3.34
Third Quarter	$4.25	$3.35
Fourth Quarter	$3.95	$2.70

This summary is based on prices quoted by the American Stock Exchange.

As of September 14, 2007, there were approximately 725 holders of record of our Common Stock.

No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and we do not intend to pay cash dividends on our Common Stock in the immediate future.

Item 6. SELECTED FINANCIAL DATA

Our selected consolidated financial data for each of the five fiscal years for the period ended June 30, 2007 is set forth below. The selected financial data for each of the years in the three-year period ended June 30, 2007, and as of June 30, 2007 and June 30, 2006, are derived from the Consolidated Financial Statements that have been included in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 30, 2005, 2004 and 2003 and the years ended June 30, 2004 and 2003 are derived from the Consolidated Financial Statements that have not been included in this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003
Statement of operations data:
Revenues	$75,798	$55,861	$45,769	$34,895	$24,767
Income (loss) from continuing operations	$(1,666)	$(1,743)	$1,407	$992	$(320)
Loss from discontinued operations	$--	$--	$--	$--	$(472)
Net income (loss)	$(1,693)	$(1,743)	$1,407	$992	$(792)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$(0.14)	$0.16	$0.15	$(0.06)
Loss from discontinued operations	$--	$--	$--	$--	$(0.09)
Net income (loss)	$(0.10)	$(0.14)	$0.16	$0.15	$(0.15)
Shares used in computing basic per share amounts	17,619	12,691	8,655	6,663	5,179

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$(0.14)	$0.15	$0.13	$(0.06)
Loss from discontinued operations	$--	$--	$--	$--	$(0.09)
Net income (loss)	$(0.10)	$(0.14)	$0.15	$0.13	$(0.15)
Shares used in computing diluted per share amounts	17,619	12,691	11,206	8,472	5,179

Balance sheet data:
Working capital	$8,191	$7,267	$8,051	$5,189	$3,166
Goodwill	$23,477	$18,575	$7,309	$5,452	$--
Other intangible assets, net	$6,111	$3,446	$1,188	$595	$--
Total assets	$52,383	$42,206	$24,755	$17,717	$7,671
Long-term debt	$3,625	$3,875	$2,409	$3,550	$1,161
Preference stock	$--	$--	$--	$--	$70

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

Overview

Revenues and profits for the fiscal year ended June 30, 2007 were significantly impacted by three major themes. First, our mix of revenues has changed as a result of products based revenues growing from 5% of revenues in 2006 to 8% in 2007 which has directly resulted in our overall gross margins growing from 20% in 2006 to 24% in 2007. Second, while our services based revenues have been impacted by both funding delays and program reductions, we have had year over year growth in our services business. Third, our operating costs and expenses have increased significantly because (i) selling, general and administrative expenses as a result of the acquisitions in April and October 2006 and the expansion of the sales and marketing efforts to support the Company’s growth and (ii) we have made investments in research, engineering and development to further develop and expand our product offerings.

Our business areas that encompass engineering and program management services have been in a continuous slow decline for the past five years while during this same period our C4ISR business has steadily grown. We anticipate that this trend of decreases in engineering and program management will continue as the DoD continues to implement their information transformation strategy focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness.

Our cost of revenues is affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the mix of prime contracts versus subcontracts and the mix of product sales revenue versus services revenue. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts are generally lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contract services at a cost below the fixed contract value in order to earn a profit.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenues for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Cost reimbursement	78%	77%	70%
Time and materials	16%	15%	20%
Fixed price	6%	8%	10%
Total	100%	100%	100%

The following table sets forth certain statements of operations data, including the amounts stated as a percentage of revenues, for the fiscal years ended June 30, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005	2007	2006	2005
Revenues	$75,798	$55,861	$45,769	100.0%	100.0%	100.0%
Cost of revenues	57,999	44,615	37,418	76.5%	79.9%	81.8%
Selling, general and administrative expenses	15,428	8,463	4,866	20.4%	15.2%	10.6%
Research, engineering and development expenses	4,037	3,578	691	5.3%	6.4%	1.5%
Impairment charges	--	1,267	--	--	2.3%	--
Income (loss) from operations	(1,666)	(2,062)	2,794	(2.2%)	(3.7%)	6.1%

Other (income) expense, net	700	369	434	0.9%	0.6%	0.9%
Income(loss) before income taxes	(2,366)	(2,431)	2,360	(3.1%)	(4.3%)	5.2%
Income tax (benefit) provision	(673)	(688)	953	(0.9%)	(1.2%)	2.1%
Net income (loss)	$(1,693)	$(1,743)	$1,407	(2.2%)	(3.1%)	3.1%

Revenues by reportable business segments for years ended June 30, 2007, 2006 and 2005 were as follows (amounts in thousands):

	2007	2006	2005
DSG	$50,112	$45,176	$43,661
PSSIG	25,686	10,685	2,108
Total	$75,798	$55,861	$45,769

Results of Operations

Fiscal Year 2007 vs. Fiscal Year 2006

 Revenues. Revenues increased by approximately $19.9 million or 35.7% during fiscal 2007. The increase included approximately $11.4 million from acquisitions, $1.1 million from products sales, and $11.6 million from increases in training, software engineering services and engineering and program management services which were partially offset by decreases of ($4.2) million in certain software development activities within our Net-Centric programs. Acquisition related revenues were primarily attributable to the acquisition of Ai Metrix in fiscal 2007 and the acquisitions of WebTech, Logic, cVideo and RBIS, Ltd. in fiscal 2006.

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

The growth in the DSG of $4.9 million is attributable to the acquisition of RBIS, Ltd., which added revenues of $5.7 million and increases of $3.4 million in revenues from training, software engineering services and engineering and program management services. These increases were partially offset by decreases of ($4.2) million in certain software development activities within our Net-Centric programs.

The growth in the PSSIG of $15.0 million is attributable to i) growth in training related services of $8.1 million due to a combination of expansion of existing customer business, new business opportunities, and cross-selling opportunities within the SYS customer base, ii) $1.1 million increase in enterprise video product sales, and iii) $5.8 million increase from acquisitions of Ai Metrix, WebTech, cVideo and Logic Innovations.

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

As a percentage of revenue, costs of revenue were 76.5% and 79.9% for fiscal 2007 and 2006, respectively, resulting in gross margins of 23.5% and 20.1%, respectively. The increase in gross margins was the direct result of increased product sales that carry a higher gross margin than do our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. During 2007 SG&A expenses increased by approximately $7.0 million or 82.3% over the prior year. Increases in SG&A are attributable to the SG&A of the acquisitions in the current fiscal year and also continue to be driven by (i) increased spending for sales and marketing efforts of approximately $2.3 million, (ii) increased spending for our infrastructure support of approximately $1.6 million, (iii) increased amortization expense attributable to acquisitions of approximately $0.4 million, (iv) increased bad debt expense of approximately $0.3 million, (v) increased facility related expenses of approximately $1.0 million, and (vi) and an increase in all other expenses of approximately $1.4 million.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses increased $0.5 million or 12.8% over the prior year. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to our enterprise video and network security and management product lines.

Loss from operations.  The Company incurred a loss from operations of ($1.7) million as compared to a loss from operations of ($2.1) million in the prior fiscal year. The prior year loss from operations included a $1.3 million impairment charge. Accordingly, the loss from operations increased from the prior year net of the impairment charge. This increase in loss from operations is primarily due to the increased spending for SG&A and R&D.

Loss from operations includes share-based compensation expense of approximately $0.4 million in fiscal 2007 and $0.5 million in fiscal 2006. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan and, in fiscal 2006, non-cash expenses related to an employee stock purchase agreement. The recognition of these share-based compensation expenses is in accordance with SFAS No. 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other expense was $0.7 million as compared to $0.4 million in the prior year. The increase in other expense is due primarily to a net increase in interest expense related to the issuance of approximately $3.1 million in convertible notes in February 2006 and interest on our term note issued in connection with the RBIS acquisition in the fourth quarter of fiscal 2006, partially offset by the decrease in interest expense resulting from the conversion of convertible notes during fiscal 2006 and 2007.

Income tax benefit. The income tax benefit was ($0.7) million as compared to ($0.7) million in the prior year. Our effective tax rate was 28.4% as compared to 28.3% in the prior year. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter.

Dividends. There were no dividends authorized or paid in 2007 or 2006.

Fiscal Year 2006 vs. Fiscal Year 2005

Revenues.  Revenues increased by approximately $10.1 million or 22% to $55.9 million during fiscal 2006. The increase in revenues was primarily attributable to the acquisitions of Antin, WebTech, Logic, cVideo and RBIS, which collectively accounted for $8.3 million of the revenue increase during the year. Additional increases of approximately $5.7 million were derived from support of C4ISR initiatives such as the FORCEnet Assessments and Decision Support Systems and Integrated Autonomous Network Management. These total increases of approximately $14.0 million were offset by a net $4.1 million reduction in revenues related to our engineering and program management services, all of which were due to planned decreases in activities by those customers and are consistent with management’s expectations of the general trends in our business.

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

As a percentage of revenue, cost of revenues were 79.9% and 81.8%for fiscal 2006 and 2005, respectively, resulting in gross margins of 20.1% and 18.2% for fiscal 2006 and 2005, respectively. Gross margins are affected by the mix of contract types as well as the mix of contracts in which we act as a prime contractor versus a subcontractor and are additionally affected by the mix of product sales revenue versus services revenue. During fiscal 2006, the percentage of cost-plus fee type contracts, which usually carry lower risk and lower margins, increased 7%, offset by (i) the percentage of contracts in which we act as a prime contractor, which generally earn higher margins, which increased 4% during fiscal 2006 and (ii) increased product sales in fiscal 2006, which also generally earn higher gross margins than services revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. During fiscal 2006, SG&A increased by approximately $3.6 million or 74% over the prior year. These increases were primarily attributable to the following: (i) increased spending for our infrastructure support consisting principally of labor and fringe expenses of approximately $0.8 million to accommodate the increased scope of business operations from recent growth and acquisitions; (ii) increased spending for sales and marketing efforts consisting principally of labor and fringe expenses of approximately $0.7 million; (iii) increased amortization expense attributable to acquisitions of approximately $0.5 million; and (iv) increased audit, legal and other professional related expenses of approximately $0.3 million.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses for fiscal year 2006 were approximately $3.6 million as compared to approximately $0.7 million in the prior year. The increase in these expenses was partially attributable to a strategic decision at the beginning of the fiscal year regarding development and enhancing existing technology and also R&D expenses incurred as a result of the acquisition of Logic and cVideo.

Impairment Charges. During the fourth quarter of fiscal 2006 management made a decision to suspend efforts to sell or further develop technology associated with SensorWorX products, which are included in the operations of the PSSIG segment. As a result, we assessed the impact of this decision on our ability to recover the carrying value of our long-lived assets in this segment and also considered the impact during our annual impairment analysis of goodwill.

As a result of this assessment, we identified an impairment in the PSSIG segment of approximating $1.2 million of which, $0.5 million was a reduction of identified intangible assets, $0.6 million was a reduction to goodwill and $0.1 million was related to the write down of certain fixed assets. In addition, we recorded an impairment charge of $0.1 million to write down the carrying value of the ForceViz software purchased in September 2005 based on an evaluation which indicated that future cash flows would not be sufficient to recover the carrying value of the asset. The total amount recorded for impairment during the fourth quarter of fiscal 2006 was approximately $1.3 million.

In conjunction with management’s decision to suspend efforts to sell products related to SensorWorX , we considered the recoverability of other assets related to the PSSIG segment and determined that an adjustment was necessary to reduce the carrying value of related inventory to the lower of cost or market, which resulted in a charge to cost of sales approximating $0.2 million in fiscal 2006.

Income (loss) from operations.  The Company incurred a loss from operations of ($2.1) million as compared to income from operations of $2.8 million in fiscal 2005. This decrease in income from operations is primarily due to the $1.3 million impairment charge discussed above, as well as increases in SG&A expenses, and R&D expenses noted above.

Income (loss) from operations for fiscal 2006 includes total share-based compensation expense of approximately $527,000, which included non-cash expenses associated with stock options granted to employees and the employee stock purchase plan and additional shares issued to former Antin shareholders. The $527,000 was classified in the accompanying Statement of Operations in the category of cost applicable to the employee labor cost. The recognition of these share-based compensation expenses is in accordance with SFAS 123R, which was adopted as of the beginning of the fiscal 2006.

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

Income tax (benefit) provision. The income tax (benefit) provision for fiscal 2006 was ($688,000) versus $953,000 in fiscal 2005. The primary difference in our effective tax rate for fiscal 2006 versus fiscal 2005 relates to nondeductible share-based compensation expense as a result of adopting SFAS 123R at the beginning of fiscal 2006.

Dividends. There were no dividends authorized or paid in 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, income taxes payable, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $8.2 million at June 30, 2007 compared to $7.3 million at June 30, 2006.

Cash flows from operating activities. Cash flows from operating activities increased $3.0 million to $3.1 million compared to the same period in fiscal 2006 primarily as a result of changes in working capital.

Cash flows from investing activities. Cash flows used in investing activities was ($0.7) million as compared to ($11.2) million in fiscal 2006. Cash paid for acquisitions decreased $10.5 million compared to the same period in fiscal 2006.

Cash flows from financing activities. Cash flows from financing activities decreased $11.5 million compared to the same period in fiscal 2006. The decrease was primarily due to $6.0 million of proceeds related to the issuance of convertible notes and common stock issued in a private placement in 2006 and a decrease of $1.0 million in the proceeds from the exercise of stock options and warrants. These decreases were partially offset by an increase of approximately $1.4 million in payments of notes payable and other borrowings and an increase of $2.8 million in the payments on the line of credit net of borrowings.

As of June 30, 2007, we had convertible notes payable totaling $3.1 million which were from the private placement in February 2006. These notes mature in February 2009 and are convertible into shares of common stock at a rate of $3.60 per share.

On December 31, 2006, approximately $1.5 million of outstanding convertible notes from a 2004 financing matured. Note holders converted approximately $1.1 million of the convertible notes into 511,380 shares of common stock at a conversion price of $2.20 per share and approximately $0.4 million was paid in cash.

Approximately $0.4 million of outstanding convertible notes from the acquisition of Polexis in 2004 matured on March 31, 2007 and were paid in cash on March 30, 2007. These notes had a conversion price of $2.32 per share.

Approximately $0.2 million for an outstanding convertible note from the acquisition of Antin in 2005 matured on May 11, 2007 and was paid in cash on May 11, 2007. This note had a conversion price of $2.32 per share.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million, which expires on December 28, 2008.

There was no outstanding balance on our revolving line of credit at June 30, 2007. The Company’s $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. In fiscal 2007, the Company elected to pre-pay the $0.25 million current portion due during fiscal 2008. Accordingly, the balance of the term note as of June 30, 2007 was $0.5 million, all of which is classified as a non-current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of March 30, 2007, the maximum borrowing under the line of credit was $3.5 million and the remaining available borrowing capacity on the line of credit was approximately $3.5 million.

On September 27, 2006, SYS and the lender agreed to amend the terms of the line of credit to eliminate the minimum quarterly net income covenant and the ratio of senior debt to EBITDA covenant and modify the tangible effective net worth covenant and cash flow coverage ratio covenant.

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

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. The Company has reclassified an amount from deferred taxes to income taxes payable and accrued a provision for interest which it believes is adequate in relation to any potential adjustments. These amounts may be adjusted when there is more information available or an event occurs that indicates a change is required.

Commitments (amounts in 000’s)
	Total	2008	2009	2010	2011	2012	Thereafter
Convertible notes (1)	$3,633	$313	$3,320	$--	$--	$--	$--
Note payable (1)	588	44	283	261	--	--	--
Operating leases	4,726	1,995	1,351	545	460	350	25
Total	$8,947	$2,352	$4,954	$806	$460	$350	$25

(1) Includes principal and interest

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. The majority of our revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed on these contracts by the Company’s employees and subcontractors and from pass-through of costs for materials. Revenue on cost-plus-fee and fixed price contracts is recorded as contractually allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contractually allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred.

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

Certain agreements include multiple deliverables or elements for products, software and/or services. Accordingly, the Company separates its deliverables into units of accounting in accordance with the provisions of Emerging Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

Revenue on software products and software-related elements are recognized, in accordance with AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual method as prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

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

Accounts receivable and allowance for doubtful accounts. Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final DCAA audit of our overhead rates, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide an allowance against our receivables for estimated losses that may result from rate negotiations and audit adjustments. To the extent that actual adjustments due to rate negotiations or audit adjustments differ from our estimates, our revenue may be impacted. Historically, SYS has not required significant allowances for these risks.

Since our primary customer is the U.S. Government, SYS historically has not recorded significant charges for bad debt expense. Bad debt charges, if needed, are recognized in the period in which they are identified.

Income taxes and tax contingencies. As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and, therefore realized from future taxable income and to the extent we believe that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.

We have a valuation allowance at June 30, 2007 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain the deferred tax asset related to net operating loss carryforwards. This valuation allowance was established as part of the purchase price allocation of Ai Metrix, acquired in October 2006.

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

Goodwill and Intangibles. Goodwill, which is equal to the excess of cost over the fair value of acquired net assets and identifiable intangible assets, has been recorded in conjunction with several of the Company's business combinations, is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company tests goodwill for impairment in the fourth quarter and whenever indications of an impairment are identified.

Software development costs. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). To date, there has been only a short time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software. Consequently, other than the costs related to software purchased from third parties that the Company offers for sale to its customers, the Company has not capitalized any software development costs under the provisions of SFAS 86.

Research and Development. The Company expenses all applicable research and development costs as incurred.

Share-Based Compensation: As of July 1, 2005 we account for our employee stock purchase plan (ESPP), stock plans and other forms of share-based compensation under the provisions of SFAS 123R. SFAS 123R requires the recognition of the fair value of share-based compensation in net income. The fair value of our share-based compensation was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of share-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our share-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006 and will be adopted by the Company on July 1, 2007. The Company has not completed its evaluation of the impact of adopting FIN 48 and as a result is not able to estimate the effect the adoption will have on its financial position and results of operations, including its ability to comply with current debt covenants.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 was effective for the Company as of June 30, 2007 and the adoption of this standard did not have a material impact on its results of operations or its financial condition.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of June 30, 2007 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the year ended June 30, 2007. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of June 30, 2007, we had no variable rate debt outstanding under our credit facility and $0.5 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate of 8.61% per annum on our combined line of credit and term note would have decreased our operating cash flows for the year ended June 30, 2007 by approximately $0.02 million.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $3.2 million (book value of $3.2 million).

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report:
1. Financial Statements. The consolidated financial statements listed on page F-1 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

2. Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3. Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Ex No.	Description
2.1
Certificate of Ownership filed with the California Secretary of State on November 28, 1979, filed as Exhibit 2.1 to SYS’s report on Form 10-K for the fiscal year ended June 30, 1979 and incorporated by this reference.

2.2
Certificate of Ownership filed with the California Secretary of State on March 18, 1985, incident to change of name of SYS, filed as Exhibit 3.6 to SYS’s report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by this reference.

2.3	Testmasters, Inc. Stock Purchase Agreement, filed as Exhibit 2.1 to SYS’s Registration Statement on Form SB-2 dated May 24, 2002 (Commission file No. 333-88988), and incorporated by this reference.
2.4	Polexis merger agreement, filed as Exhibit 2.2 to SYS’s Registration Statement on Form SB-2 dated April 19, 2004 (Commission file No. 333-114606 ), and incorporated by this reference.
2.5
Asset Purchase and Sale Agreement effective as of December 15, 2004, by and between SYS and Xsilogy, Inc filed as Exhibit 2.5 to SYS’s report on Form 10-QSB filed February 7, 2005 (Commission file No. 001-32397), and incorporated by this reference.

2.6
Agreement and plan of merger effective as of January 3, 2005 among SYS, Shadow I, Inc., a wholly-owned subsidiary of SYS, Antin Engineering, Inc., and the stockholders of Antin Engineering, Inc. filed as Exhibit 2.6 to SYS’s report on Form 10-QSB filed February 7, 2005 (Commission file No. 001-32397), and incorporated by this reference.

2.7
Agreement and Plan of Merger effective as of November 7, 2005 among SYS, Shadow II, Inc., a wholly owned subsidiary of SYS, Logic Innovations, Inc. and the stockholders of Logic Innovations, Inc., filed as Exhibit 2.7 to SYS’s report on Form 10-Q for the quarter ended December 30, 2005 (Commission file No. 001-32397), and incorporated by this reference.

2.8
Asset Purchase and Sale Agreement effective December 2, 2005 among SYS, cVideo, Inc. and certain of the stockholders of cVideo, Inc., filed as Exhibit 2.8 to SYS’s report on From 10-Q for the quarterly period ended December 30, 2005 (Commission file No. 001-32397), and incorporated by this reference.

2.9
Stock Purchase Agreement effective as of April 2, 2006, between SYS and Gary E. Murphy (the sole stockholder of Reality Based IT Services, Ltd.), filed as Exhibit 2.9 to SYS’s Form 8-K filed April 6, 2006 (Commission file No. 001-32397), and incorporated by this reference.

2.10
Agreement and Plan of Merger Dated as of October 17, 2006 by and among SYS, Shadow IV, Inc., Ai Metrix, Inc., the Majority Stockholders of Ai Metrix, Inc., and Victor E. Parker, as the Stockholder Representative, filed as Exhibit 2.9 to SYS’s Form 8-K filed October 18, 2006 (Commission file No. 001-32397), and incorporated by this reference.

3.1
Articles of Incorporation for SYS, as amended, filed as Exhibit 3.1 to SYS’s Registration Statement on Form SB-2, filed May 24, 2002 (Commission file No. 333-88988 ), and incorporated by this reference.

3.2	Bylaws of SYS incorporated by reference SYS’s Registration Statement on Form SB-2 filed on May 24, 2002 (Commission file No. 333-88988 ), and incorporated by this reference.
4.1
Certificate of Determination of Preferences of Preferred Shares of Systems Associates, Inc., filed by SYS with the California Secretary of State on July 28, 1968, filed as Exhibit 3.2 to SYS’s report on Form 10-K for the fiscal year ended June 30, 1981 and incorporated by this reference.

4.2
Certificate of Determination of Preferences of Preference Shares of Systems Associates, Inc., filed by SYS with the California Secretary of State on December 27, 1968, filed as Exhibit 3.3 to SYS’s report on Form 10-K for the fiscal year ended June 30, 1981 and incorporated by this reference.

4.3
Certificate of Determination of Series B 9% Cumulative Convertible Callable Non-Voting Preference Stock was filed by SYS with the California Secretary of State on August 15, 1996, and included in Exhibit 3.1 to SYS’s Registration Statement on Form SB-2, filed May 24, 2002 (Commission file No. 333-88988), and incorporated by this reference.

4.4
Form of Subscription Agreement from the January 2002 Offering, filed as Exhibit 4.1 to SYS’s Registration Statement on Form SB-2 dated May 24, 2002 (Commission file No. 333-88988), and incorporated by this reference.

4.5	Form of Convertible Note from the January 2002 Offering, filed as Exhibit 4.2 to SYS’s Registration Statement on Form SB-2 dated May 24, 2002 (Commission file No. 333-88988).
4.6
Form of Subscription Agreement from the February 2004 Offering (Convertible Note from December 2003 Offering included), filed as Exhibit 4.3 to SYS’s Registration Statement on Form SB-2 dated April 19, 2004 (Commission file No. 333-114606), and incorporated by this reference.

4.7
Securities Purchase Agreement, from the May 27, 2005 offering, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.1 to SYS’s Form 8-K filed on June 3, 2005 (Commission file No. 001-32397), and incorporated by this reference.

4.8
Registration Rights Agreement, from the May 27, 2005, by and among SYS and the investor parties as identified on the signature pages thereto, filed as exhibit 10.3 to SYS’s Form 8-K filed on June 3, 2005 (Commission file No. 001-32397), and incorporated by this reference.

4.9
Form of Warrant to be issued by SYS to the investors in connection with the Securities Purchase Agreement from May 27, 2005 Offering, filed as exhibit 10.2 to SYS’s Form 8-K filed on June 3, 2005 (Commission file No. 001-32397), and incorporated by this reference.

4.10
Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as Exhibit 99.1 to SYS’s report on Form 8-K filed August 18, 2005 (Commission file No. 001-32397), and incorporated by this reference.

4.11
Form of Subscription Agreement from the Company’s February 14, 2006 Offering, filed as Exhibit 99.1 to SYS’s report on Form 8-K filed February 17, 2006 (Commission file No. 001-32397), and incorporated by this reference.

4.12
Form of Unsecured Subordinated Convertible Note from SYS’s February 14, 2006 Offering, filed as Exhibit 99.2 to SYS’s report on Form 8-K filed February 17, 2006 (Commission file No. 001-32397), and incorporated by this reference.

4.13
Form of Subordination Agreement from SYS’s February 14, 2006 Offering, filed as Exhibit 99.3 to SYS’s report on Form 8-K filed February 17, 2006 (Commission file No. 001-32397), and incorporated by this reference.

10.1†	SYS 1997 Incentive Stock Option and Restricted Stock Plan filed as Attachment 1 to SYS’s Proxy Statement filed on February 21, 1997 (Commission file No. 000-04169), and incorporated by this reference.
10.2†	SYS 2003 Stock Option Plan filed as Exhibit 10.2 to SYS’s report on Form S-8 filed on April 8, 2003 (Commission file No. 333-104372), and incorporated by this reference.
10.3†	SYS 2003 Employee Stock Purchase Plan filed as Exhibit 10.3 to SYS’s report on Form S-8 filed on April 8, 2003 (Commission file No. 333-104372), and incorporated by this reference.
10.4†
Employment contract for Clifton L. Cooke, Jr., SYS’s Chief Executive Officer filed as Exhibit 10.4 to SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397), and incorporated by this reference.

10.5†
Employment contract for Edward M. Lake, SYS’s Chief Financial Officer and Executive Vice President of Financial Operations filed as Exhibit 10.5 to SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397), and incorporated by this reference.

10.6†
Employment contract for Michael W. Fink, SYS’s Secretary and Sr. Vice president of Finance and Contracts filed as Exhibit 10.6 to SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397), and incorporated by this reference.

10.7†
Employment contract for Kenneth D. Regan, SYS’s Defense Solutions Group’s President and Chief Operating Officer filed as Exhibit 10.7 to SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397), and incorporated by this reference.

10.8†
Restricted stock purchase agreement between SYS and Ben Goodwin dated August 16, 2005, filed as Exhibit 99.1 to SYS’s Form 8-K filed August 18, 2005 (Commission file No. 001-32397), and incorporated by this reference.

10.9†
Employment contract for Ben Goodwin, SYS’s Senior Vice President of Sales and Marketing and President of the Public Safety, Security and Industrial Products Group filed as Exhibit 10.9 to SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397), and incorporated by this reference.

21.1
List of all subsidiaries of SYS incorporated by reference from Exhibit 21.1 of SYS’s report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 (Commission file No. 001-32397).

23.1*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.2*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYS
By: /s/ Clifton L. Cooke, Jr.	Date: 9/28/07
CLIFTON L. COOKE, JR.
President and Chief Executive Officer

By: /s/ Edward M. Lake	Date: 9/28/07
EDWARD M. LAKE
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David A. Derby	Date: 9/28/07
DAVID A. DERBY
Chairman

By: /s/ Clifton L. Cooke, Jr.	Date: 9/28/07
CLIFTON L. COOKE, JR.
Director

By: /s/ Alfred M. Gray	Date: 9/28/07
ALFRED M. GRAY
Director

By:/s/ John R. Hicks	Date: 9/28/07
JOHN R. HICKS
Director

By:/s/ Gail K. Naughton	Date: 9/28/07
GAIL K. NAUGHTON
Director

By:/s/ Thomas A. Page	Date: 9/28/07
THOMAS A. PAGE
Director

By: /s/ Philip P. Trahanas	Date: 9/28/07
PHILIP P. TRAHANAS
Director

By: /s/ Charles E. Vandeveer	Date: 9/28/07
CHARLES E. VANDEVEER
Director

SYS AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations- Fiscal Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows-Fiscal Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity- Fiscal Years Ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SYS

We have audited the accompanying consolidated balance sheet of SYS and subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYS and subsidiaries as of June 30, 2007, and the results of their consolidated operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Los Angeles, California
September 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SYS:

We have audited the accompanying consolidated balance sheet of SYS and subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYS and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and accordingly, has changed its method of accounting for share-based compensation.

/s/ KPMG LLP

San Diego, California
September 29, 2006 except for the 2006 and 2005 segment related information in Notes 5 and 14 which is as of September 28, 2007

SYS AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2007 AND 2006 (amounts in thousands, except par value amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,770	$2,106
Accounts receivable, net	16,321	13,966
Inventories, net	599	558
Prepaid expenses	603	526
Income tax refund receivable	--	836
Deferred taxes	275	--
Total current assets	20,568	17,992

Furniture, equipment and leasehold improvements, net	1,951	1,717
Intangible assets, net	6,111	3,446
Goodwill	23,477	18,575
Deferred taxes	--	210
Other assets	276	266
Total assets	$52,383	$42,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$--	$899
Accounts payable	5,270	2,106
Accrued payroll and related expenses	3,887	3,074
Income taxes payable	194	--
Other accrued liabilities	1,474	1,280
Deferred taxes	--	671
Current portion of convertible notes payable, related party	--	992
Current portion of convertible notes payable	--	1,080
Current portion of note payable	--	250
Deferred revenue	1,552	373
Total current liabilities	12,377	10,725

Convertible notes payable, net of current portion, related party	975	975
Convertible notes payable, net of current portion	2,150	2,150
Note payable, net of current portion	500	750
Other long-term liabilities	69	99
Deferred revenue, net of current portion	210	--
Deferred taxes	1,023	--
Total liabilities	17,304	14,699

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
19,232 and 15,353 shares issued and outstanding
as of June 30, 2007 and 2006, respectively	35,903	26,638
Retained earnings (deficit)	(824)	869
Total stockholders’ equity	35,079	27,507

Total liabilities and stockholders’ equity	$52,383	$42,206

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005 (amounts in thousands except per share data)

	2007	2006	2005

Revenues	$75,798	$55,861	$45,769

Operating costs and expenses:
Cost of revenues	57,999	44,615	37,418
Selling, general and administrative expenses	15,428	8,463	4,866
Research, engineering and development expenses	4,037	3,578	691
Impairment charges	--	1,267	--
Total operating costs and expenses	77,464	57,923	42,975

Income (loss) from operations	(1,666)	(2,062)	2,794

Other (income) expense:
Other income	(129)	(132)	(40)
Interest expense	829	501	474
Total other (income) expense	700	369	434

Income (loss) before income taxes	(2,366)	(2,431)	2,360

Income tax (benefit) provision	(673)	(688)	953

Net income (loss)	$(1,693)	$(1,743)	$1,407

Net income (loss) per share:
Basic	$(0.10)	$(0.14)	$0.16
Diluted	$(0.10)	$(0.14)	$0.15

Weighted average shares outstanding:
Basic	17,619	12,691	8,655
Diluted	17,619	12,691	11,206

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005 (amounts in thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(1,693)	$(1,743)	$1,407
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,972	1,381	692
Bad debt expense	307	35	--
Inventory impairment	--	206	--
Impairment charges	--	1,267	--
Share-based compensation expense	422	527	118
Accretion of debt discount	28	40	43
Deferred taxes	(1,080)	(548)	(24)
Gain on disposition of equipment	3	--	(14)
Stock contributed to employee benefit plan	1,045	574	137
Changes in operating assets and liabilities:
Accounts receivable	(984)	(882)	(1,594)
Inventories	(53)	172	14
Prepaid expenses	(1)	(271)	345
Income tax refund receivable	836	(836)	--
Accounts payable	3,139	677	(598)
Accrued payroll and related expenses	435	(570)	(299)
Income taxes payable	194	(138)	377
Other accrued liabilities	(613)	59	79
Other long-term liabilities	(12)	--	--
Deferred revenue	(871)	83	(15)
Net cash provided by operating activities	3,074	33	668

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(837)	(852)	(637)
Net cash (paid) received for acquisitions, net of cash acquired	106	(10,414)	(955)
Proceeds from sale of furniture and equipment	12	--	2
Liquidation of investment	--	90	--
Other	(28)	(65)	(114)
Net cash used for investing activities	(747)	(11,241)	(1,704)

Cash Flows from Financing Activities:
Line of credit borrowings	35,872	18,831	18,239
Line of credit payments	(36,771)	(16,932)	(18,239)
Payments of notes payable and other borrowings	(1,475)	(100)	(745)
Payments on capital lease obligations	--	--	(10)
Excess tax benefit from stock option exercises	--	61	--
Debt issuance costs	--	--	(26)
Proceeds from convertible notes payable	--	3,069	--
Issuance of stock to employee stock purchase plan	509	746	194
Proceeds from exercise of stock options and warrants	202	1,184	50
Proceeds from common stock issued in private placement, net	--	2,970	2,899
Net cash provided by (used for) financing activities	(1,663)	9,829	2,362

Net increase (decrease) in cash and cash equivalents	664	(1,379)	1,326

Cash and cash equivalents at beginning of year	2,106	3,485	2,159

Cash and cash equivalents at end of year	$2,770	$2,106	$3,485

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005 (amounts in thousands)

	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest	$620	$489	$413
Cash paid (refunded) for income taxes	$(623)	$772	$524

Supplemental disclosure of non-cash investing and financing activities:

Acquisitions:
Fair value of assets acquired	$11,571	$19,280	$4,625
Less cash acquired	(800)	(669)	(124)
Less other liabilities assumed	(4,915)	(1,280)	(1,319)
Less notes payable issued and other liabilities	--	(217)	(845)
Less common stock and warrants issued	(5,962)	(6,700)	(1,382)
Cash paid (received)	$(106)	$10,414	$955

Common stock issued on conversion of notes payable	$1,125	$1,084	$697
Common stock issued upon cashless exercise of stock options	$--	$200	$196

See accompanying notes to consolidated financial statements.
.

SYS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005 (amounts in thousands)
			Retained
	Common Stock		Earnings
	Shares	Amount	(Deficit)	Total

Balance June 30, 2004	8,122	$7,143	$1,205	$8,348

Shares issued to 401K plan	51	137	--	137
Shares issued to ESSP	93	194	--	194
Exercise of stock options	140	50	--	50
Tax benefit from option exercises	--	239	--	239
Conversion of notes payable	308	697	--	697
Shares issued for cash, net	1,428	2,899	--	2,899
Shares issued for acquisition	481	1,382	--	1,382
Share-based compensation	--	51	--	51
Net income	--	--	1,407	1,407
Balance June 30, 2005	10,623	12,792	2,612	15,404

Shares issued to 401K plan	154	574	--	574
Shares issued to ESPP	321	746	--	746
Exercise of stock options	728	897	--	897
Exercise of warrants	115	287		287
Excess tax benefit from option exercises	--	61	--	61
Conversion of notes payable	873	1,084	--	1,084
Shares issued for cash, net	868	2,970	--	2,970
Shares issued for acquisitions	1,646	6,589	--	6,589
Warrants and options issued for acquisitions	--	111	--	111
Shares issued for employee performance	25	104	--	104
Share-based compensation	--	423	--	423
Net loss	--	--	(1,743)	(1,743)
Balance June 30, 2006	15,353	26,638	869	27,507

Shares issued to 401K plan	460	1,045	--	1,045
Shares issued to ESPP	278	509	--	509
Exercise of stock options	124	202	--	202
Conversion of notes payable	512	1,125	--	1,125
Shares issued for acquisitions	2,505	5,962	--	5,962
Share-based compensation	--	422	--	422
Net loss	--	--	(1,693)	(1,693)
Balance June 30, 2007	19,232	$35,903	$(824)	$35,079

See accompanying notes to consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period financial statement presentation. In particular, $0.9 million of allocable overhead costs that were previously reported for 2006 as costs of revenues were reclassified to selling, general and administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.  The Company’s significant estimates include those related to revenues and customer billings, recovery of indirect costs, estimated returns and discounts, allowance for doubtful accounts, inventory obsolescence, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including any related valuation allowance, contingencies, and share-based compensation.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained in checking and money market accounts. The Company considers all highly liquid investments with maturities remaining on the date of purchase of three months or less to be cash equivalents. The carrying amount reported in the balance sheets approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company grants credit to customers. Its primary customers are agencies of the U.S. Government. Management believes that the exposure to credit risk from agencies of the U.S. Government is insignificant.

The Company maintains its cash balances primarily in one financial institution. As of June 30, 2007, cash balances did exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000. Exposure to credit risk is reduced by placing such deposits with a major financial institution and monitoring its credit rating.

Revenue Recognition

The majority of the Company’s revenue is derived from contracts with agencies of the U.S. Government that are typically cost-plus-fee, time-and-material and fixed-price contracts. Revenue on these contracts results from work performed by the Company’s employees and subcontractors and from pass-through of costs for materials. Revenue on cost-plus-fee contracts is recorded as contractually allowable costs are incurred and fees earned. Revenue for time-and-material contracts is recorded on the basis of contractually allowable labor and subcontractor hours worked times the contract defined billing rates plus the cost of material used in the performance on the contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate output methods to measure service provided, and contract costs are expensed as incurred.

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

Certain agreements include multiple deliverables or elements for products, software and/or services. Accordingly, the Company separates its deliverables into units of accounting in accordance with the provisions of Emerging Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

Revenue on software products and software-related elements are recognized, in accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). For arrangements that include both hardware products and software products, the Company evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for in accordance with SOP 97-2. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual method prescribed by SOP No. 98-9. Otherwise, revenue is deferred and recognized in accordance with SOP 97-2.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks.

Research, Engineering and Development

The Company expenses all applicable research, engineering and development costs as incurred.

Advertising Costs

The Company expenses all applicable advertising costs as incurred. For fiscal years 2007, 2006 and 2005, the Company did not incur any material advertising costs.

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

Software Development Costs

Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). To date, there is only a short time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software. Consequently, the Company has not capitalized any software development costs related to internal software development under the provisions of SFAS 86.

The Company has capitalized software costs related to software purchased from third parties that the Company offers for sale to its customers. As of June 30, 2007 and 2006 software costs of $150,000 and $50,000 and related amortization of $25,000 as of June 30, 2007 were included in the consolidated balance sheets as furniture and equipment.

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

The Company evaluates all of its long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In accordance with SFAS 144, when a long-lived asset or intangible asset is abandoned or is determined to be impaired, the carrying value or amount of impairment is charged to expense in the period of abandonment or the period the impairment is identified. See further discussion of impairment charges at Note 2.

Goodwill

Goodwill, which is equal to the excess of cost over the fair value of acquired net assets and identifiable intangible assets, which has been recorded in conjunction with several of the Company's business combinations, is assessed for impairment under SFAS 142.

Under SFAS 142, the goodwill impairment test is a two-step process. The first step consists of estimating the fair values of each of the reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with their carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. SFAS 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company tests goodwill for impairment in the fourth quarter and whenever indications of an impairment are identified.

Investments

The Company has a 12% ownership interest in a company that is included in other assets and is accounted for under the cost method, whereby the investment is recorded at its initial cost and periodically reviewed for impairment. At June 30, 2007, the carrying value included in other assets was approximately $73,000, which is included in Other Assets in the Consolidated Balance Sheet.

Share-based compensation

The Company has two stock plans that provide for the grant to employees of stock options, permit the grant of non-statutory share-based awards to paid consultants, and provide for the automatic grant of non-statutory share-based awards to outside directors. The plans may have options with terms of no more than ten years. The maximum terms of the options granted under these plans have been seven years with a maximum vesting of five years. The Company also has an employee stock purchase plan (ESPP) for employees to purchase its common stock at a discount. The ESPP provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock. The exercise date of the ESPP shall be the last day of the six-month period and the purchase price shall be 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

Prior to July 1, 2005, the Company accounted for its stock plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

Under the modified-prospective-transition method, share-based compensation expense recognized during the year ended June 30, 2007 and 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005, (c) a stock purchase agreement issued to an employee that provided for the purchase of the Company’s stock at a discount and (d) stock issued to employees of the Company.

The modified prospective transition method of SFAS 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123R, regarding net income and net income per share as if the Company had accounted for its stock plans under the fair value method of SFAS 123. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS 123 for the fiscal year ended June 30, 2005 (in thousands, except per share amounts):

Net income - as reported	$1,407
Add total share-based employee compensation expense in reported net income, net of related tax effects	51
Deduct total share-based employee compensation expense determined under fair value based method for all stock option awards, net of tax	(1,406)
Net income - pro forma	$52

Basic net income per common share:
As reported	$0.16
Pro forma	$0.01

Diluted net income per common share:
As reported	$0.15
Pro forma	$0.01

The pro-forma share-based employee compensation expense determined under fair value based method for all stock option awards for the year ended June 30, 2005 was estimated using the following weighted-average assumptions:

2005
Dividend yield	0.0%
Expected volatility	44.0%
Risk-free interest rate	3.7%
Expected lives	5.0

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for the years ended June 30 (in thousands, except per share amounts):
	2007	2006	2005
Numerators:
Net income (loss)	($ 1,693)	($ 1,743)	$1,407
Add back - interest expense on convertible notes, net of tax effects	--	--	259
Net income (loss) applicable to common stockholders - diluted	($ 1,693)	($ 1,743)	$1,666

Denominators:
Weighted average shares for basic net income (loss) per common share	17,619	12,691	8,655
Add dilutive effect of assumed exercise of stock options and warrants using the treasury stock method	--	--	574
Add dilutive effect of shares contingently issuable	--	--	76
Add dilutive effect of assumed conversion of convertible promissory notes	--	--	1,901
Weighted average shares for diluted net income (loss) per common share	17,619	12,691	11,206

Basic net income (loss) per common share	($ 0.10)	($ 0.14)	$0.16
Diluted net income (loss) per common share	($ 0.10)	($ 0.14)	$0.15

A total of 1.6 million and 2.8 million shares for fiscal 2007 and 2006, respectively, related to stock options, convertible notes and our ESPP were excluded from the calculation of diluted net income per share because they were anti-dilutive. For fiscal 2005 there were no anti-dilutive shares excluded from the calculation of diluted net income per share.

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

Fair value of financial instruments

The Company’s financial instruments at June 30, 2007 for which disclosure of estimated fair value is required consisted of cash, contract and other receivables, accounts payable, accrued liabilities, income taxes receivable, outstanding balance for line of credit, convertible notes payable and notes payable. In the opinion of management, (i) cash, contract and other receivables, accounts payable, accrued liabilities and income taxes receivable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) line of credit and notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

As of June 30, 2007, the convertible notes payable to related and unrelated parties with a carrying value of $3.1 million had a fair value of $1.7 million on an “as converted” basis.

New accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006 and will be adopted by the Company on July 1, 2007. The Company has not completed its evaluation of the impact of adopting FIN 48 and as a result is not able to estimate the effect the adoption will have on its financial position and results of operations, including its ability to comply with current debt covenants.

In September 2006, the FASB issued Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 was effective for the Company as of June 30, 2007 and the adoption of this standard did not have a material impact on its results of operations or its financial condition.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Note 2 -Impairment charges

During the fourth quarter of fiscal 2006 management made a decision to suspend efforts to sell or further develop technology associated with SensorWorX products, which are included in the operations of the PSSIG segment. As a result, the Company assessed the impact of this decision on the Company’s ability to recover the carrying value of long-lived assets in this segment and also considered the impact during the annual impairment analysis of goodwill.

As a result of this assessment, in fiscal 2006 the Company identified and recorded an impairment in the PSSIG segment approximating $1.2 million, of which $0.5 million was a reduction of identified intangible assets, $0.6 million was a reduction to goodwill and $0.1 million was related to the write down of certain fixed assets. In addition, the Company recorded an impairment charge of $0.1 million in fiscal 2006 to write down the carrying value of the ForceViz software purchased in September 2005 based on an evaluation which indicated that future cash flows would not be sufficient to recover the carrying value of the asset. The total amount recorded for impairment during the fourth quarter of fiscal 2006 was approximately $1.3 million.

In conjunction with management’s decision to suspend efforts to sell products related to SensorWorX , the Company considered the recoverability of other assets related to the PSSIG segment and determined that an adjustment was necessary to reduce the carrying value of related inventory to the lower of cost or market, which resulted in a charge to cost of sales approximating $0.2 million in fiscal 2006.

There were no impairment charges in 2007.

Note 3 - Accounts receivable

Accounts receivable, net of allowance of doubtful accounts, consist of the following (in thousands):

	June 30,	June 30,
	2007	2006
Amounts billed	$8,600	$7,671
Amounts unbilled:
Costs and profits in excess of billings	7,299	5,641
Retentions due upon contract completion	304	211
Recoverable costs subject to contract close out	547	606
Allowance for doubtful accounts	(429)	(163)
Total	$16,321	$13,966

Costs and profits in excess of billings consist of amounts billable subsequent to the respective fiscal year-ends. Retentions will be due upon completion of the contracts and audits of overhead rates by the customer; based on the Company’s experience with similar contracts in recent years, the retention balance at June 30, 2007 is expected to be collected in fiscal 2008 and 2009.

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

Billings in excess of costs and profits are included in the balance sheets as other accrued liabilities and totaled $0.5 million at June 30, 2007 and $0.3 million at June 30, 2006.

The following is a summary of the changes to the balance of allowance for doubtful accounts (in thousands):

	2007	2006	2005
Beginning balance	$163	$48	$28
Increases related to acquisitions	24	70	20
Provision	307	35	--
Recoveries (write-offs)	(65)	10	--
Ending balance	$429	$163	$48

Note 4 - Other Financial Data

Inventories (in thousands) :
	June 30,	June 30,
	2007	2006
Raw materials	$473	$372
Finished goods	126	186
Total	$599	$558

The inventory amounts presented are net of allowances for obsolescence of $83,000 and $33,000 as of June 30, 2007 and 2006, respectively. The company recorded a provisions for obsolescence of $39,000 in fiscal 2007. The allowance also increased by $12,000 and $33,000 in fiscal 2007 and fiscal 2006, respectively, as a result of purchase price allocations related to acquisitions.

Furniture, equipment and leasehold improvements (in thousands):
	June 30,	June 30,
	2007	2006
Furniture and equipment	$4,266	3,273
Leasehold improvements	412	327
	4,678	3,600

Less accumulated depreciation and amortization	(2,727)	(1,883)
Net	$1,951	$1,717

During the fiscal years ended June 30, 2007, 2006, and 2005, the Company recorded $0.9 million, $0.6 million, and $0.4 million, respectively, of depreciation and amortization expense related to furniture, equipment and leasehold improvements.

Accrued payroll and related expenses (in thousands):
	June 30,	June 30,
	2007	2006
Accrued wages and bonuses	$1,468	$1,374
Accrued vacation	1,554	1,526
Other payroll related	865	174
Total	$3,887	$3,074

Note 5- Intangible assets and Goodwill (in thousands)

Intangible assets:
	Original
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Value	Amortization	Net
June 30, 2007
Technology	9	$2,550	$(464)	$2,086
Trade name	7	1,727	(407)	1,320
Customer relationships	9	3,254	(569)	2,685
Patents	-	29	(29)	--
Other intangibles	1	697	(677)	20
Total		$8,257	$(2,146)	$6,111

June 30, 2006
Technology	5	$700	$(215)	$485
Trade name	3	627	(147)	480
Customer relationships	8	2,454	(194)	2,260
Patents	-	29	(29)	--
Other intangibles	2	697	(476)	221
Total		$4,507	$(1,061)	$3,446

Amortization expense for intangible assets was $1.1 million, $0.7 million, and $0.3 million for the years ended June 30, 2007, 2006, and 2005, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows :

Fiscal Year
2008	$1,015
2009	920
2010	752
2011	662
2012	628
Thereafter	2,134
Total	$6,111

Goodwill

The changes in the carrying amount of goodwill during fiscal 2007 and 2006 are as follows:

	DSG	PSSIG	Total
Balance June 30, 2005	$5,563	$1,746	$7,309
Contingent consideration-Xsilogy	--	594	594
Contingent consideration-Antin	227	227	454
Acquisition of Webtech	--	62	62
Acquisition of Logic Inc.	--	3,510	3,510
Acquisition of cVideo Inc.	--	1,752	1,752
Acquisition of RBIS	5,487	--	5,487
Impairment charge	--	(608)	(608)
Other	--	15	15
Balance June 30, 2006	11,277	7,298	18,575
Acquisition of Ai Metrix	--	4,835	4,835
Miscellaneous purchase price allocation adjustments	67	--	67
Balance June 30, 2007	$11,344	$12,133	$23,477

Note 6 - Line of credit and working capital loan

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility expires on December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (8.50% as of June 30, 2007). As of June 30, 2006, the Company had approximately $0.9 million of borrowings outstanding under this line of credit and none as of June 30, 2007. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant and the ratio of Senior debt to EBITDA covenant, and modified the tangible effective net worth covenant and cash flow coverage ratio covenant. As of June 30, 2007, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the Sub Facility bear interest at the bank’s prime rate plus 0.50% (8.75% as of June 30, 2007). The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $21,000 plus interest for the fiscal years 2007 through 2010, with payments beginning in October, 2006. As of June 30, 2007, approximately $0.5 million was outstanding under the term note, all of which was classified as a non-current liability as a result of the Company’s $250,000 prepayment of the next twelve months principal payments. Principal amounts of $250,000 on this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of June 30, 2007, the maximum borrowing and the remaining available borrowing capacity under the line of credit was $3.5 million.

Note 7 - Notes payable (in thousands):

			Related Party
	2007	2006	2007	2006

Convertible note payable, unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share. (see Note 9)	$2,150	$2,150	$975	$975

Convertible notes payable, unsecured, bear interest at 10% per annum payable quarterly, principal due December 31, 2006, convertible at any time by holder into common stock at a rate of $2.20 per share.	--	800	--	713

Unamortized discount related to convertible notes payable due December 31, 2006	--	(15)	--	(13)

Convertible notes payable, issued in conjunction with Polexis acquisition, unsecured and subordinate to the Company's bank debt, bear interest at 10% per annum payable quarterly, principal due March 31, 2007, convertible at any time by holder into common stock at the rate of $2.32 per share.	--	295	--	96

Convertible note payable, issued in conjunction with Antin acquisition, unsecured, bears interest at 10% per annum payable quarterly, principal due May 11, 2007, convertible at any time by holder into common stock at the rate of $2.50 per share.	--	--	--	196

	2,150	3,230	975	1,967

Less current portion	--	(1,080)	--	(992)

	$2,150	$2,150	$975	$975

The principal balance of all long-term debt at June 30, 2007 matures in Fiscal 2009.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company does not have the right to force conversion of the convertible notes payable into common stock. However, the $1.37 million of convertible notes payable issued as part of the consideration for the acquisition of Polexis in April 2004 gave the Company the right to convert one-half of the notes payable if certain conditions were met. In January 2005, the Company exercised its right to convert $685,000 of the outstanding convertible notes payable related to the Polexis acquisition (Polexis notes payable) into 295,159 shares of common stock. During 2006, holders of the Polexis notes payable elected to convert $294,000 of notes payable into 126,597 shares of common stock. The $391,000 balance of the Polexis notes matured on March 31, 2007 and was paid in cash.

Holders of the convertible notes payable maturing in November 2005 elected to convert $12,000 of notes payable into 12,500 shares common stock in 2005 and $707,000 of notes payable into 706,250 shares of common stock in 2006.

Holders of the convertible notes maturing December 31, 2006 elected to convert $87,000 of notes payable into 39,774 shares of common stock in 2006. The $1.5 million balance of these notes matured December 31, 2006 of which $388,000 was paid in cash and $1,125,000 were converted into 511,380 shares of common stock in 2007.

The convertible notes payable issued in 2004 and maturing in December 2006 were sold at an aggregate discount of $129,000. Accordingly, the discount was accreted through interest expense over the term of the notes of which $40,000 and $43,000 was recorded in fiscal 2006 and 2005, respectively. As a result of the conversion of some of these notes into common shares in 2006, unamortized discount of $3,000 was netted against the face amount of the notes payable.

The $196,000 convertible note payable issued in conjunction with the acquisition of Antin in January 2005 matured in May 2007 and was paid in cash.

The Company had $35,000 and $59,000 of deferred financing costs as of June 30, 2007 and 2006, respectively. The costs are amortized over the term of the notes. Amortization expense of $30,000, $30,000, and $38,000 was included in interest expense in 2007, 2006, and 2005, respectively.

Note 8 - Commitments and contingencies

The Company leases offices, office equipment and an automobile under non-cancelable operating lease agreements that expire at various dates through August 2012. Certain leases provide for increases in the minimum lease payments based on fluctuations in various price indices. Rent expense for operating leases totaled $1.8 million, $1.4 million, and $0.9 million in fiscal 2007, 2006, and 2005, respectively. Several leases offer an option to renew for a five-year term at the then fair market rental rate. The Company has entered into subleases for portions of certain facilities in which it will collect rent through fiscal 2010.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more, net of sublease income, as of June 30, 2007 are as follows (in thousands):

Fiscal Year	Payments	Sublease Income	Net
2008	$1,995	$(115)	$1,880
2009	1,351	(109)	1,242
2010	545	(83)	462
2011	460	--	460
2012	350	--	350
Thereafter	25	--	25
Total future minimum lease payments	$4,726	$(307)	$4,419

We are involved in legal actions in the normal course of business, including audits and investigations by various governmental agencies that result from our work as a governmental contractor. We are named as defendants in legal proceedings from time to time and we may assert claims from time to time. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

Note 9 - Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 250,000 shares of nonvoting convertible preferred stock, with a par value of $.50 per share, of which none were outstanding as of June 30, 2007 or 2006. Cumulative dividends on outstanding shares are payable at the annual rate of 4%.

Preference stock

The Company is authorized to issue up to 2,000,000 shares of preference stock, with a par value of $1.00 per share, of which none were outstanding as of June 30, 2007 and 2006. Payments of dividends on the preference stock are subordinate to the payment of dividends on the 4% preferred stock.

Common stock

The Company is authorized to issue up to 48,000,000 shares of common stock, of which 19,231,949 shares were outstanding as of June 30, 2007.

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

Stock options and warrants

The Company received $202,000, $1.18 million, and $50,000 in cash for the exercise of stock options and warrants in fiscal 2007, 2006, and 2005, respectively.

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

On February 21, 2003, the Company’s Board of Directors adopted the SYS 2003 Stock Option Plan (the Plan), which, was approved by the Company’s stockholders during the 2002 annual stockholders’ meeting on April 14, 2003. The Plan provides for grants by the Board of Directors of Incentive Stock Options to employees and grants of Non-Qualified Options to directors and consultants. The total amount of common stock reserved for issuance under the Plan is 4,000,000 shares. The Plan may have options with terms of no more than ten years.

The maximum terms of the options granted under the Company’s stock option plans have been seven years with a maximum vesting of five years. At June 30, 2007, the Company had approximately 1,751,000 shares of common stock available for future grants under its plans.

The following table summarizes certain information regarding stock options during the fiscal year ended June 30, 2007 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value

Outstanding at June 30, 2006	1,924,000	$2.48	2.98	$2,302
Granted	530,000	$2.38
Exercised	(124,000)	$1.62
Forfeited	(89,000)	$2.78
Expired	(109,000)	$2.45
Outstanding at June 30, 2007	2,132,000	$2.49	1.92	$146

Exercisable at June 30, 2007	1,361,000	$2.34	2.53	$147

The weighted average fair value per share of options granted was $0.76, $0.94, and $1.15 during the years ended June 30, 2007, 2006, and 2005, respectively.

During the year ending June 30, 2006, stock options were exercised and paid for by the option holders by tendering 56,555 shares of the Company’s outstanding stock owned by the option holders. The 56,555 tendered shares had a fair market value of $200,000.

The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $85,000 and $1.8 million, and $0.4 million, respectively. As of June 30, 2007, there was $0.5 million of total unrecognized compensation cost scheduled to be recognized over a weighted average remaining period of 3.7 years. Cash received from stock option exercises was $0.2 million during the year ended June 30, 2007.

The following table summarizes information about stock options outstanding as of June 30, 2007, all of which were at fixed prices:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.23 - $2.15	467,000	1.10 Years	$ 1.69	404,000	$ 1.63
$2.20 - $2.95	1,417,000	2.89 Years	$ 2.51	891,000	$ 2.54
$3.16 - $4.90	248,000	3.19 Years	$ 3.92	66,000	$ 3.96
Total	2,132,000			1,361,000

Share-based Compensation

The following is a summary of the share-based compensation expense recognized by the Company for the years ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Stock options	$201	$141
Employee stock purchase plan	221	209
Employee stock purchase agreement	--	74
Shares issued and issuable to employees in connection with acquisition of Antin	--	103
Total	$422	$527

The estimated fair value of the Company’s share-based awards granted during fiscal 2007 and 2006 was determined using the following weighted average assumptions:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	38.9%	35.6%
Risk-free interest rate	4.8%	4.2%
Expected lives	3.70	3.61

The estimated fair value of the Company’s share-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS 123R and on a graded-vesting basis for awards granted prior to the adoption of SFAS 123R.

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

On June 29, 2005, the Board of Directors of SYS approved the acceleration of the vesting of all outstanding unvested stock options (the Acceleration). The Acceleration was effective for all such options outstanding on June 30, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB 25, the Acceleration resulted in recognition of share-based compensation expense of $51,000 which was determined by measuring the intrinsic value on the date of the modification of the options that otherwise would have expired unexercised. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123R. As a result of the Acceleration, options to purchase 785,642 shares of the Company's common stock became immediately exercisable. If these options had not been accelerated, additional share-based compensation expense totaling $189,000 would have been recognized in fiscal 2006, and a balance of $389,000 would have been recognized over a weighted average remaining vesting period of approximately 3.0 years. Holders of incentive stock options to purchase 246,800 shares of common stock elected to decline the acceleration of their options because the acceleration would have the effect of changing the status of such options for federal income tax purposes from an incentive stock option to a non-qualified stock option.

Warrants

During the year ended June 30, 2006, holders of warrants issued in connection with the Company’s sale of common stock in June 2005 exercised warrants to purchase 114,888 shares at an exercise price of $2.50 per share or $287,000. As of June 30, 2007, the remaining outstanding warrants related to this sale of common stock are exercisable into 313,401 shares of common stock at $2.50 per share and expire in June 2010.

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

Note 10 - SYS 401(k) Employee Stock Ownership Plan

The Employee Stock Ownership Plan was established in July 1999 and restated effective July 2002 as the SYS 401(k) Employee Stock Ownership Plan (the Plan).  The Plan includes an employee stock ownership plan component (ESOP Component) and a 401(k) component. The ESOP Component is designed for the Company, at its discretion, to make contributions of cash or the Company’s stock which is allocated to each eligible employee. The Company has not made a contribution to the ESOP Component since fiscal 2004. The 401(k) component enables employees to defer a portion of their compensation and have it contributed to the 401(k) component of the Plan on their behalf. The Company, at its discretion, may make contributions to the 401(k) component of the Plan matching a specified portion of employee contributions. During the Plan years ended June 30, 2007 and 2006, the Company elected to provide matching contributions equal to 100 percent of the employees’ contributions rate up to 3 percent and then 50 percent of the next two percent of the employees’ contribution rate. During the Plan year ended June 30, 2005, the Company elected to provide matching contributions equal to 100 percent of the employees’ contributions rate up to 4 percent and then 50 percent of the next one percent of the employees’ contribution rate.

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

During the years ended June 30, 2007, 2006 and 2005 the Company recorded $1.0 million, $732,000 and $672,000, respectively, of expense related to its match of employee contributions to the 401(k) component. Of the expense for 2006 and 2005, $252,000 and $410,000, respectively, was paid in cash and the balance was paid with contributions of the Company’s common stock. All of the expense for 2007 was paid with contributions of the Company’s common stock.

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

The Purchase Plan allows employees to designate a portion of their base compensation to be used to purchase the Company’s common stock at a purchase price per share at 85% of the lower of the fair market value on the first or last day of each offering period. Each offering period lasts six months. For the years ended June 30, 2007 and 2006, the Company recorded $221,000 and $209,000, respectively, of compensation expense in accordance with SFAS No. 123R which is included in the total of share-based compensation expense. Pursuant to APB 25, no compensation expense was recorded or recognized in 2005, and payroll withholdings totaling $196,000 as of June 30, 2005 were classified as liabilities for the issuance of approximately 88,719 shares of common stock. These shares were issued in the year ended June 30, 2005.

Purchase Plan awards were valued using the Black-Scholes model using the following assumptions:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	42.4%	51.9%
Risk-free interest rate	5.2%	3.9%
Expected lives	.50	.50

As of June 30, 2007, there was no unrecognized compensation cost related to the Purchase Plan. The weighted average purchase price per common share issued under the Purchase Plan was $1.83, $2.22 and $2.08 for the years ended June 30, 2007, 2006 and 2005, respectively. Employees had payroll deductions totaling $508,000 and $550,000 in the years ended June 30, 2007 and 2006, respectively, to purchase shares through the Purchase Plan.

Note 12- Income taxes

The provision (benefit) for income taxes in 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$377	$(171)	$805
State	30	31	172
Totals	407	(140)	977

Deferred:
Federal	(970)	(389)	(61)
State	(110)	(159)	37
Totals	(1,080)	(548)	(24)

Totals	$(673)	$(688)	$953

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2007 and 2006 are shown below (in thousands):

	2007	2006
Deferred tax assets:
Accrued vacation and allowance for doubtful accounts	$471	$410
Intangible asset	--	143
Inventory obsolescence	102	89
Future deductible amount for warrant and stock compensation expense	--	57
Net operating loss carryforwards	1,955	55
State taxes	--	15
Other	229	233
	2,757	1,002
Valuation allowance	(1,955)	--
Total deferred tax assets net of valuation allowance	802	1,002

Deferred tax liabilities:
Depreciation	(150)	(179)
Accrued expenses	(183)	(1,255)
Intangibles assets	(1,204)	--
Other	(13)	(29)
Total deferred tax liabilities	(1,550)	(1,463)

Net deferred tax liability	$(748)	$(461)

The expected income tax provision (benefit), computed based on the Company’s pre-tax income (loss) and the statutory Federal income tax rate (34%), is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows (in thousands):

	2007	2006	2005
Expected tax provision (benefit) at statutory rates	$(805)	$(827)	$802
Non-deductible share-based compensation expense	134	178	--
State taxes, net of Federal benefit	(93)	(85)	139
Other, including other non-deductible items	91	46	12
Totals	$(673)	$(688)	$953

At June 30, 2007, the Company had a California tax net operating loss carryforward of $1,362,000 available to offset future California taxable income but is limited to using no more than $272,000 per year. This tax net operating loss carryforward expires in 2015. At June 30, 2007, the Company had a Federal tax net operating loss carryforward of $5,177,000 available to offset future federal taxable income. This net operating loss carryforward expires in 2025 and is limited to using no more than $272,000 per year.

During fiscal 2006 and 2005, the Company recorded $61,000 and $239,000, respectively, as an increase to common stock related to the excess tax benefit recognized from stock option exercises.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance was needed, management considered negative evidence and positive evidence as required under the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. The primary negative evidence considered by management is the net loss incurred by the Company in the years ended June 30, 2007 and 2006. The positive evidence considered by management is the historical profitability of the Company's operations prior to 2006 and the Company’s forecasts of operations. Consequently, management concluded that the positive evidence regarding the realization of the deferred tax asset out weighed the negative evidence and that a valuation allowance for the deferred tax assets was not deemed necessary, except for a valuation allowance related to the deferred tax asset for the net operating loss carryforwards.

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for the year ended June 30, 2004. The Company expects the IRS examination to be completed in fiscal 2008. The Company has reclassified an amount from deferred taxes to income taxes payable and accrued a provision for interest which it believes is adequate in relation to any potential adjustments. These amounts may be adjusted when there is more information available or an event occurs that indicates a change is required.

Note 13- Business combinations

Year Ended June 30, 2007:

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

The purchase price of approximately $6.5 million was calculated by using the Company’s average closing stock price two days before and including the day of the transaction multiplied by 2.5 million shares (2.2 million shares issued directly to Ai Metrix shareholders and 0.3 million shares issued to an escrow agent for indemnity) and includes $0.5 million in direct acquisition costs and $41,000 of cash paid directly to Ai Metrix shareholders. The 0.3 million shares issued to an escrow agent for any possible indemnity claims are being included in the calculation of the purchase price because management believes the nature of the representations and warranties that are covered by the indemnity are non-subjective and the issuance of these shares can be determined beyond a reasonable doubt.

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

The following table summarizes the allocation of the purchase price including transaction costs of approximately $0.5 million, and liabilities assumed (dollars in thousands) :
		Estimated
	Value	Life in Years
Cash	$800
Accounts receivable	1,685
Prepaid expenses and other current assets	76
Property, furniture and equipment	145	5
Deferred taxes	182
Customer relationships	800	10
Technology	1,900	10
Trade name	1,100	10
Goodwill	4,835
Total assets acquired	11,523
Accounts payable, accrued liabilities, deferred taxes, and other liabilities	(2,780)
Deferred revenue	(2,198)
Assets acquired less liabilities assumed	$6,545

The Company completed its allocation of the purchase price in the fourth quarter of fiscal 2007 related to deferred taxes resulting in an increase to goodwill of $1,367,000.

The goodwill recorded is not deductible for tax purposes and has been allocated to the PSSIG segment.

Year Ended June 30, 2006:

RBIS

Effective April 2, 2006, SYS acquired all of the outstanding stock of Reality Based IT Services, Ltd. (“RBIS”), a privately held, Laurel, Maryland-based provider of information systems consulting addressing information security issues for the U.S. Department of Defense for approximately $9.4 million in cash and shares of SYS common stock. RBIS engineers develop, implement, and maintain convergent security services that are delivered by personnel with U.S. Top Secret government clearances. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base.

The transaction was completed pursuant to a Stock Purchase Agreement (SPA) by and between SYS, and the sole stockholder of RBIS. As a result of the acquisition, RBIS has become a wholly owned subsidiary of SYS. Therefore the results of the combined entities are included in the consolidated financial statements of SYS effective for periods subsequent to April 2, 2006.

The consideration to the seller was funded with $5.6 million of cash and 963,277 shares of SYS common stock with a value of $3.7 million, or $3.87 per share, based on an average of the closing price of SYS’s common stock for the period two days before and two days after the measurement date. Additional consideration may be earned based on the final determination of net assets acquired and subject to the achieving EBITDA milestones. As of June 30, 2006, $326,000 was accrued for the net asset adjustment and payment related to the EBITDA milestone for 2006, which was adjusted to $296,000 and paid in fiscal 2007. The remaining EBITDA milestone provided for additional consideration up to $2.5 million for exceeding $0.5 million of EBITDA for the year ending June 30, 2007, which was not exceeded. Furthermore, under the terms of the purchase agreement, the Company agreed to pay additional consideration of up to $375,000 to cover the tax liability associated with the taxable gain to be reported in the seller’s 2006 tax return. However, based on an agreement reached in July 2007 to settle various claims and counterclaims between SYS and seller, the obligation to pay this additional consideration was eliminated. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS 141. The goodwill is reported as part of the DSG segment and is not subject to amortization. The amount assigned to goodwill is deductible for tax purposes since the transaction will be treated as a taxable asset sale.

The following table summarizes the allocation of the purchase price on the date of acquisition including transaction costs of $280,000 (dollars in thousands):

		Estimated
	Value	Life in Years
Cash	$512
Accounts receivable	1,903
Prepaid expenses	20
Property, furniture and equipment	161	2-5
Deferred tax assets	97
Customer relationships	1,800	8
Backlog	230.5
Trade name	400	3
Non compete agreement	40	2
Goodwill	5,487
Total assets acquired	10,650
Accounts payable	(78)
Accrued payroll and related expenses	(588)
Other accrued expenses	(14)
Net assets acquired less liabilities assumed	$9,970

cVideo

On December 2, 2005, SYS acquired all of the assets and assumed certain specified liabilities of cVideo, Inc., a San Diego based provider of interactive video and information analysis products for business surveillance and security applications. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base. The purchase price consisted of approximately $1.9 million of cash to the seller and various creditors as initial consideration and additional contingent consideration based on future revenue milestones through June 30, 2006. The additional consideration could be paid in cash or stock, depending on the level of revenues achieved through June 30, 2006. The revenue levels were not met during fiscal 2006 and no additional consideration was paid.

The transaction was accounted for using the purchase method in accordance with SFAS 141. The following table summarizes the fair values of the assets and liabilities of cVideo at the date of acquisition (dollars in thousands):

		Estimated
		Life in
	Value	Years
Accounts receivable	$117
Prepaid expenses	32
Inventory	246
Property, furniture and equipment	37	2-5
Other assets	22
Customer relationships	9	5
Technology	71	5
Goodwill	1,752
Total assets acquired	2,286
Accounts payable	(13)
Accrued payroll and related expenses	(19)
Deferred revenue	(148)
Other accrued liabilities	(66)
Assets acquired less liabilities assumed	$2,040

The excess of the Company’s total acquisition costs of $2.0 million, including transaction costs of $172,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is reported as part of the PSSIG segment and is not subject to amortization. The amount assigned to goodwill is deductible for tax purposes.

Logic Innovations

On November 7, 2005, SYS acquired all of the outstanding stock of Logic Innovations, Inc. (“Logic”), a privately held, San Diego-based provider of solutions that help to ensure the fast and efficient delivery of digital audio, video and data to the broadcasting, communications and consumer electronics industries for approximately $4.0 million in cash and stock. The acquisition enables the Company to provide enhanced capabilities to pursue a broader cross section of SYS’s customer base.

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

The merger consideration consisted of $2.0 million in cash and 445,768 shares of restricted SYS common stock with a value of $2.0 million based on an average closing price of $4.56 per share. Additional consideration consisting of $250,000 and shares of stock valued at $250,000 based on the average closing stock price for the 10 days prior to June 30, 2006 may be earned subject to achieving a certain revenue level through June 30, 2006. The revenue level was not met and no additional consideration was paid under this earn-out provision. Additional cash consideration may be earned equal to the amount calculated EBITDA exceeds certain percentages of net revenue generated by Logic for the years ending June 30, 2006, 2007 and 2008. For the years ended June 30, 2007 and 2006, no additional consideration was paid as EBITDA did not exceed the required percentage of net revenue.

The transaction was accounted for using the purchase method in accordance with SFAS 141. The following table summarizes the fair values of the assets and liabilities of Logic at the date of acquisition (dollars in thousands):
		Estimated
		Life in
	Value	Years
Cash	$157
Accounts receivable	100
Prepaid expenses	37
Inventory	607
Property, furniture and equipment	40	2-5
Other assets	17
Customer relationships	57	5
In-process research and development	68	Expensed
Backlog	94	1
Technology	302	5
Trade name	144	3
Goodwill	3,510
Total assets acquired	5,133
Accounts payable	(122)
Accrued payroll and related expenses	(83)
Deferred taxes	(295)
Deferred revenue	(166)
Other accrued liabilities	(197)
Assets acquired less liabilities assumed	$4,270

The excess of the Company’s total acquisition costs of $4.3 million, including transaction costs of $239,000, over the estimated fair value of the net assets acquired was allocated to goodwill as part of the PSSIG segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

ForceViz Technology Purchase

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

Web Tech

Effective on August 22, 2005, the Company acquired the assets of Web Technologies, LLC (Web Tech). The acquisition was to further the Company’s goal of acquiring technology companies which expand our products and customer base. The transaction was accounted for using the purchase method in accordance with SFAS 141, Business Combinations, whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The consideration consisted of $140,000 cash and an additional $100,000 due and paid on January 31, 2006. The fair value of the assets acquired were as follows: Equipment- $100,000, Intangible assets- $154,000, and Goodwill- $61,000. The intangible assets are being amortized over a weighted average of three years. The excess of the Company’s total acquisition costs of $317,000, including transaction costs of $77,000, over the estimated fair value of the net assets acquired was allocated to goodwill.  The goodwill is not subject to amortization but the amount assigned to goodwill is deductible for tax purposes and is reported in the assets of the DSG segment. The purchase agreement provides for additional consideration to be earned upon sales of certain products and fees from services for two years from the date of acquisition. No additional consideration was earned or paid during fiscal 2007 or 2006.

Year Ended June 30, 2005:

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

The initial purchase price consisted of $49,000 cash paid at closing and $988,000 of SYS common stock (323,971 shares based on $3.05 per share value at acquisition date). The Company incurred $236,000 of direct costs related to the acquisition, which were partially offset by the $124,000 of cash acquired from Antin. The Company also incurred $14,000 to register the shares issued in conjunction with the acquisition which was deducted from the fair value of the shares issued. The fair value of the net assets acquired was approximately $1.7 million and the Company recorded $1.9 million of goodwill, which is reported in the assets of the DSG segment. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

The Plan also provided for Antin to incur a $305,000 payroll tax liability as of the acquisition date related to issuing stock to its employees that was included in the liabilities of Antin and paid by the Company in April 2005. Pursuant to the Plan, an additional 314,027 shares were placed with an escrow agent, on behalf of the Antin stockholders, which shares are contingently transferable to the stockholders based upon the future operating performance of Antin through June 30, 2007. One of the operating performance criteria milestones was reached as of June 30, 2005 and, accordingly, 157,015 shares were transferred out of escrow to the Antin stockholders at a value of $408,000 (based on $2.60 per share value at June 30, 2005). As of June 30, 2006 the remaining operating performance milestone was reached and the 157,012 shares held in escrow became issuable to the Antin shareholders. The $454,000 value of these shares based on the share price at June 30, 2006 ($2.89) was recorded as goodwill.

On September 12, 2005, SYS’s Board of Directors approved the issuance of an additional 25,130 shares of the Company’s common stock to be issued to SYS employees that were former Antin stockholders (former Antin stockholders), in addition to those shares still being held in escrow, as a result of a modification of a working capital purchase price adjustment provided for in the purchase agreement. One-half of the shares were issued directly to the former Antin stockholders and the balance were placed in escrow and are issuable to the former Antin stockholders based upon meeting the required future operating performance of Antin through June 30, 2006. As a result of the terms of a modification to the original working capital purchase price adjustment, the Company recorded $103,000 of share-based compensation expense for the year ending June 30, 2006. The remaining 12,565 shares remained in escrow at June 30, 2006 and were issued to the former Antin stockholders in fiscal 2007.

The transaction was accounted for using the purchase method in accordance with SFAS 141. The following table summarizes the determined fair values of the assets and liabilities of Antin at the date of acquisition (dollars in thousands):

		Estimated
		Life in
	Value	Years
Cash	$124
Accounts receivable	1,260
Prepaid expenses	69
Property, furniture and equipment	101	2-5
Customer relationships	210	5
Backlog	54	1
Trade name	48	2
Goodwill	1,857
Total assets acquired	3,723
Accounts payable	(325)
Accrued payroll and related expenses	(740)
Other accrued liabilities	(132)
Notes payable	(845)
Assets acquired less liabilities assumed	$1,681

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

The fair market value of the total assets acquired exceeded the consideration paid and direct costs incurred as of June 30, 2005 resulting in a contingent consideration liability of $97,000 as of June 30, 2005. This contingent liability was offset with additional consideration paid in fiscal 2006 as a result of achieving some milestones for additional consideration.

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

The transaction was accounted for using the purchase method in accordance with SFAS 141. The following table summarizes the determined fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

		Estimated
		Life in
	Value	Years
Accounts receivable, net	$20
Inventory	111
Property, furniture and equipment	92	2-5
Cost-method investment	72
Patents	280	15
Technology	190	5
Trade name	60	4
Customer relationships	10	10
Total assets acquired	835
Accrued payroll and related expense	(43)
Deferred revenue	(69)
Assets acquired less liabilities assumed	723
Less cash paid and acquisition costs	(626)
Contingent consideration liability	$97

Pro Forma Results of Operations (in thousands, except per share amounts):
The following summary presents pro forma consolidated results of operations for the fiscal years ended June 30, 2007, 2006 and 2005 as if the acquisitions described above had occurred as of July 1, 2004 and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

	June 30, 2007				June 30, 2006				June 30, 2005
	As Reported		Pro Forma		As Reported		Pro Forma		As Reported	Pro Forma

Revenues		$75,798		$77,948		$55,861		$70,566	$45,769	$76,416
Income (loss) from operations		(1,666)		(1,621)		(2,062)		(3,589)	2,794	2,698
Net income (loss)		(1,693)		(1,661)		(1,743)		(3,074)	1,407	1,188

Net income (loss) per common share:
Basic	$	(0.10)	$	(0.09)	$	(0.14)	$	(0.19)	$0.16	$0.09
Diluted	$	(0.10)	$	(0.09)	$	(0.14)	$	(0.19)	$0.15	$0.09
Weighted average shares outstanding:
Basic		17,619		18,347		12,691		16,081	8,655	12,893
Diluted		17,619		18,347		12,691		16,081	11,206	15,904

Note 14- Segment information:

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

The Company’s revenues in 2005 were generated solely from engineering and technical services sold to various Federal, State and local government agencies. For the years ended June 30, 2007 and 2006, the Company’s revenues were derived primarily from engineering and technical services, but also included product sales that represented approximately 8.0% of consolidated revenues in 2007 and less than 5.3% of consolidated revenues in 2006. The Company’s operations are primarily located in the U.S.

Sales to the U.S., state and local government agencies, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $66.6 million, or 87% and $52.5 million, or 94% of consolidated revenues in fiscal years 2007 and 2006, respectively. The Company did not have any significant non-government sales during fiscal 2005. No single contract or individual customer accounted for more than 10% of total revenue for fiscal 2007, 2006 and 2005.

Summarized financial information concerning our reportable business segments for the years ended June 30, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Revenues:
DSG	$50,112	$45,176	$43,661
PSSIG	25,686	10,685	2,108
Totals	$75,798	$55,861	$45,769

Income (loss) from operations:
DSG	$2,068	$641	$3,151
PSSIG	(3,734)	(2,703)	(357)
Totals	$(1,666)	$(2,062)	$2,794

Identifiable assets:
DSG	$24,751	$27,606	$17,912
PSSIG	23,640	10,567	2,806
Corporate	3,992	4,033	4,037
Totals	$52,383	$42,206	$24,755

Goodwill:
DSG	$11,344	$11,277	$5,563
PSSIG	12,133	7,298	1,746
Totals	$23,477	$18,575	$7,309

Capital expenditures:
DSG	$163	$428	$225
PSSIG	608	290	83
Corporate	66	134	329
Totals	$837	$852	$637

Depreciation and amortization:
DSG	$914	$623	$487
PSSIG	823	566	73
Corporate	235	192	132
Totals	$1,972	$1,381	$692

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

15. Selected quarterly financial data (unaudited):

Summarized quarterly consolidated financial information for fiscal 2007 and 2006 follows (in thousands except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2007
Total revenues	$16,243	$19,216	$19,069	$21,270
Income (loss) from operations	(222)	(215)	(1,100)	(129)
Net income (loss)	(115)	(342)	(1,056)	(181)
Basic income (loss) per share	$(0.01)	$(0.02)	$(0.06)	$(0.01)
Diluted income (loss) per share	$(0.01)	$(0.02)	$(0.06)	$(0.01)
Shares used in basic income (loss) per share computation	15,405	17,521	18,666	18,872
Shares used in diluted income (loss) per share computation	15,405	17,521	18,666	18,872

Fiscal 2006
Total revenues	$13,094	$12,448	$13,388	$16,931
Income (loss) from operations	881	425	(1,831)	(1,537)
Net income (loss)	475	194	(1,333)	(1,079)
Basic income (loss) per share	$0.04	$0.02	$(0.10)	$(0.07)
Diluted income (loss) per share	$0.04	$0.01	$(0.10)	$(0.07)
Shares used in basic income (loss) per share computation	10,880	11,871	13,133	14,899
Shares used in diluted income (loss) per share computation	13,657	13,090	13,133	14,899

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors
SYS:

We consent to the incorporation by reference in the registration statement (No. 333-126065) on Form S-3 and the registration statements (No. 333-75023 and No. 333-104372) on Form S-8 of SYS of our report dated September 29, 2006, except for the 2006 and 2005 segment related information in Notes 5 and 14 which is as of September 28, 2007, with respect to the consolidated balance sheet of SYS as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2006, which report appears in the June 30, 2007 annual report on Form 10-K of SYS.

Our report dated September 29, 2006, contains an explanatory paragraph which states the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and accordingly, has changed its method of accounting for share-based compensation.

/s/ KPMG LLP

San Diego, California
September 28, 2007

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated September 28, 2007, accompanying the consolidated financial statements included in the Annual Report of SYS on Form 10-K for the year ended June 30, 2007.  We hereby consent to the incorporation by reference of said report in the Registration Statements of SYS on Form S-3 (File No. 333-126065) and Forms S-8 (File No. 333-75023 and File No. 333-104372).

/s/ GRANT THORNTON LLP
Los Angeles, California
September 28, 2007

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

Dated: September 28, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: September 28, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Annual Report on Form 10-K of the Registrant for the year ended June 30, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 28, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Exhibit 32.2

CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Annual Report on Form 10-K of the Registrant for the year ended June 30, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 28, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.