Form 10-Q
period 2007-11-12
SYS
filed 2007-11-13
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

As of November 1, 2007 there were 19.4 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 28, 2007 and June 30, 2007 (unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended September 28, 2007 and September 29, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 28, 2007 and September 29, 2006 (unaudited)

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
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except par value amounts)
	September 28, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,399	$2,770
Accounts receivable, net	17,518	16,321
Inventories, net	562	599
Prepaid expenses	475	603
Deferred taxes	761	275
Total current assets	21,715	20,568

Furniture, equipment and leasehold improvements, net	2,068	1,951
Intangible assets, net	5,855	6,111
Goodwill	23,107	23,477
Other assets	250	276
Total assets	$52,995	$52,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$604	$--
Accounts payable	4,806	5,270
Accrued payroll and related expenses	2,656	3,887
Income taxes payable	1,192	194
Other accrued liabilities	1,257	1,474
Current portion of note payable	63	--
Deferred revenue	1,692	1,552
Total current liabilities	12,270	12,377

Convertible notes payable, related party	975	975
Convertible notes payable	2,150	2,150
Note payable, net of current portion	437	500
Other long-term liabilities	64	69
Deferred revenue, net of current portion	37	210
Deferred taxes	1,023	1,023
Total liabilities	16,956	17,304

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
and 19,425 and 19,232 shares issued and outstanding
as of September 28, 2007 and June 30, 2007, respectively	36,356	35,903
Accumulated deficit	(317)	(824)
Total stockholders’ equity	36,039	35,079

Total liabilities and stockholders’ equity	$52,995	$52,383

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006 (UNAUDITED) (amounts in thousands, except per share data)

	2007	2006

Revenues	$20,510	$16,243

Operating costs and expenses:
Cost of revenues	14,900	12,530
Selling, general and administrative expenses	3,377	3,054
Research, engineering and development expenses	1,089	881
Total operating costs and expenses	19,366	16,465

Income (loss) from operations	1,144	(222)

Other (income) expense:
Other income	(39)	(37)
Interest expense	128	197
Total other (income) expense	89	160

Income (loss) before income taxes	1,055	(382)

Income tax provision (benefit)	529	(267)

Net income (loss)	$526	$(115)

Net income (loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average shares outstanding:
Basic	19,317	15,405
Diluted	19,396	15,405

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$526	$(115)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	474	441
Share-based compensation expense	117	114
Accretion of debt discount	--	14
Deferred taxes	--	(267)
Bad debt expense	9	6
Stock contributed to employee benefit plan	245	248
Loss (gain) on disposition of equipment	1	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,206)	1,332
Inventories	37	52
Prepaid expenses	128	10
Other assets	21	--
Accounts payable	(464)	(480)
Accrued payroll and related expenses	(1,231)	(508)
Income taxes payable	524	--
Other accrued liabilities	122	(92)
Other long term liabilities	(5)	--
Deferred revenue	(33)	43
Net cash (used in) provided by operating activities	(735)	794

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(332)	(256)
Cash paid for acquisitions	--	(19)
Other	1	(29)
Net cash used in investing activities	(331)	(304)

Cash Flows from Financing Activities:
Borrowings from line of credit	5,180	9,651
Payments on line of credit	(4,576)	(10,202)
Proceeds from exercise of stock options and warrants	91	31
Net cash provided by (used in) financing activities	695	(520)

Net decrease in cash and cash equivalents	(371)	(30)

Cash and cash equivalents at beginning of period	2,770	2,106

Cash and cash equivalents at end of period	$2,399	$2,076

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) THREE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006

Supplemental disclosure of cash flow information:
Interest paid	$115	$176

Income taxes paid	$5	$3

Acquisition of capital leases	$--	$69

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (SEC). The accompanying unaudited condensed financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. All of the Company’s operations are primarily conducted in the United States.

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

Indirect Expense Rate Variance:

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of September 28, 2007, the deferred unfavorable variance totaled $0.2 million.

Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. In particular, allocable overhead costs that were previously reported for the three-month period ended September 29, 2006 as selling, general and administrative expenses were reclassified to costs of revenues in the amount of $24,000 and to research, engineering and development expenses in the amount of $32,000.  The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

2. New Accounting Pronouncements:

On July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $19,000 charge to our beginning accumulated deficit as a cumulative effect of a change in accounting principle. See Note 10 – Income Tax.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective  for the Company beginning July 1, 2007. The implementation of this standard had no significant impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.
3.  Share-Based Compensation:

The Company has two stock plans that provide or have provided for the grant to employees of stock options, permit the grant of non-statutory share-based awards to paid consultants, and provide for the automatic grant of non-statutory share-based awards to outside directors. The plans may have options with terms of no more than ten years. The maximum terms of the options granted under these plans have been seven years with a maximum vesting of five years. The Company also has an employee stock purchase plan (ESPP) for employees to purchase its common stock at a discount. The ESPP provides for enrollment on the first day of a six-month period in which the employees can elect payroll deductions for the purchase of the Company’s common stock. The exercise date of the ESPP is the last day of the six-month period and the purchase price is 85% of the fair market value of a share of common stock on the enrollment or exercise date, whichever is lower.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123R. Under the modified-prospective-transition method, share-based compensation expense recognized during the three months ended September 28, 2007 and September 29, 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options for the three months ended and as of September 28, 2007 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at June 30, 2007	2,132	$2.49
Granted	324	2.19
Exercised	(102)	1.25
Forfeited	(32)	3.40
Expired	(50)	1.37
Balance outstanding at September 28, 2007	2,272	$2.52	2.78	$273

Options exercisable at September 28, 2007	1,324	$2.49	2.00	$177

The following is a summary of the share-based compensation expense recognized by the Company for the three months ended September 28, 2007 and September 29, 2006 (in thousands):

	2007	2006
Stock options	$68	$62
Employee stock purchase plan	49	52
Total	$117	$114

The following table summarizes the weighted average assumptions used to estimate the value of share-based awards granted for the three months ended September 28, 2007 and September 29, 2006 for the Company’s stock option plan and employee stock purchase plan:

	Stock Options		ESPP
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41.0%	38.4%	46.2%	40.3%
Risk-free interest rate	4.4%	4.9%	5.0%	5.3%
Expected lives (in years)	3.81	3.80	0.50	0.50

4. Accounts Receivable:

Accounts receivable consisted of the following (in thousands):
	September 28,	June 30,
	2007	2007

Amounts billed	$8,517	$8,600
Amounts unbilled	9,439	8,150
Less allowance for doubtful accounts	(438)	(429)
Totals	$17,518	$16,321

5. Inventories:

Inventories consisted of the following (in thousands):

	September 28,	June 30,
	2007	2007
Raw materials, net	$493	$473
Finished goods, net	69	126
	$562	$599

6. Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements consisted of the following (in thousands):

	September 28,	June 30,
	2007	2007

Furniture and equipment	$4,552	$4,266
Leasehold improvements	455	412
	5,007	4,678

Less accumulated depreciation and amortization	(2,939)	(2,727)
Net	$2,068	$1,951

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.2 million for both three months ended September 28, 2007 and September 29, 2006.

7. Intangible Assets and Goodwill:

Intangible assets consisted of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
September 28, 2007
Technology	9	$2,550	$(541)	$2,009
Trade name	7	1,727	(480)	1,247
Customer relationships	9	3,254	(669)	2,585
Patents	-	29	(29)	--
Other intangibles	1	697	(683)	14
Total		$8,257	$(2,402)	$5,855

June 30, 2007
Technology	9	$2,550	$(464)	$2,086
Trade name	7	1,727	(407)	1,320
Customer relationships	9	3,254	(569)	2,685
Patents	-	29	(29)	--
Other intangibles	1	697	(677)	20
Total		$8,257	$(2,146)	$6,111

Amortization expense for intangible assets was $0.3 million for both three months ended September 28, 2007 and September 29, 2006.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:

Fiscal Year
Nine months ending June 30, 2008	$759
2009	920
2010	752
2011	662
2012	628
Thereafter	2,134
Total	$5,855

Goodwill

The changes in the carrying amount of goodwill during the three months ended September 28, 2007 were as follows (in thousands):

	DSG	PSSIG	Total
Balance June 30, 2007	$11,344	$12,133	$23,477
Miscellaneous purchase price allocation adjustments	--	(370)	(370)
Balance September 28, 2007	$11,344	$11,763	$23,107

8. Convertible Notes Payable and Other Debt:

As of September 28, 2007 and June 30, 2007, the Company had outstanding convertible notes payable totaling $3.1 million, of which $1.0 was payable to a related party. The convertible notes payable are unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal is due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility expires on December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (8.0% as of September 28, 2007). As of September 28, 2007, the Company had approximately $0.6 million of borrowings outstanding under this line of credit and none as of June 30, 2007. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant and the ratio of Senior debt to EBITDA covenant, and modified the tangible effective net worth covenant and cash flow coverage ratio covenant. As of September 28, 2007, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the Sub Facility bear interest at the bank’s prime rate plus 0.50% (8.25% as of September 28, 2007). The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $21,000 plus interest for the fiscal years 2007 through 2010, with payments beginning in October 2006. As of September 28, 2007, approximately $0.5 million was outstanding under the term note, of which $0.1 million was classified as a current liability as a result of the Company’s $250,000 prepayment on June 30, 2007 of the principal payments required through June 30, 2008. Principal amounts of $250,000 on this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of September 28, 2007, the maximum borrowing capacity under the line of credit was $3.5 million and the remaining available borrowing capacity  was $2.9 million.

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for the three months ended September 28, 2007 and September 29, 2006 (in thousands except per share data):

	2007	2006
Numerators:
Net income (loss)	$526	$(115)

Denominators:
Weighted average shares for basic net income (loss) per share	19,317	15,405
Add dilutive effect of assumed exercise of stock options using the treasury stock method	53	--
Add dilutive effect of shares related to employee stock purchase plan	26	--
Weighted average shares for basic and diluted net income per common share	19,396	15,405

Basic net income (loss) per common share	$0.03	$(0.01)
Diluted net income (loss) per common share	$0.03	$(0.01)

For the three months ended September 28, 2007, 0.9 million shares related to convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive. For the three months ended September 29, 2006, a total of 1.9 million shares related to stock options, warrants and convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive.
10. Income Tax:

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: increased current deferred tax assets by $0.5 million, current income tax payable by $0.5 million, and our accumulated deficit by $19,000. As of July 1, 2007 and as of September 28, 2007, we had $1.1 million of unrecognized tax benefits, none of which if recognized, would affect our effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of July 1, 2007 we had accrued interest related to uncertain tax positions of $0.2 million on our balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years before 2004. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for fiscal year ended June 30, 2004 in the second quarter of fiscal 2007 that is anticipated to be completed by the end of fiscal 2008. As of September 28, 2007, the IRS has proposed certain adjustments to the Company’s tax position regarding the acceleration of the deduction of certain expenses incurred in a subsequent year. Management is currently evaluating the proposed adjustments to determine if it agrees, but if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position. However, the Company anticipates that it is reasonably possible that an additional payment in the range of $0.2 million to $1.0 million will be made by the end of fiscal 2008.

11. Legal Matters:

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

For the three months ended September 28, 2007, the Company’s revenues were derived primarily from engineering and technical services, but also included product sales that represented approximately 12.1% of consolidated revenues. For the three months ended September 29, 2006, the Company’s revenues were derived primarily from engineering and technical services with approximately 7.3% from product sales. The Company’s operations are primarily located in the U.S.

Sales to the government agencies, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $18.6 million, or 90.8% of consolidated revenues in the three months ended September 28, 2007. No single contract or individual customer accounted for more than 10% of total revenue for the three months ended September 28, 2007 and September 29, 2006, respectively.

Selected financial data by segment for the three months ended September 28, 2007 and September 29, 2006 were as follows (in thousands):

	2007	2006
Revenue:
DSG	$12,233	$12,360
PSSIG	8,277	3,883
Totals	$20,510	$16,243

Income (loss) from operations:
DSG	$570	$545
PSSIG	574	(767)
Totals	$1,144	$(222)

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to review and consider the various disclosures made by us which advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and in the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended June 30, 2007 and other reports and filings made with the Securities and Exchange Commission.

Overview

Revenues and profits for the first quarter ended September 28, 2007 were significantly impacted by three major themes. First, our mix of revenues has continued to change as a result of products based revenues growing from 7% of revenues in 2006 to 12% in 2007 which has directly resulted in our overall gross margins growing from 22.8% in 2006 to 27.4% in 2007. Second, while our services based revenues have been impacted by both funding delays and program reductions, we have had year over year growth in our services business. Third, our operating costs and expenses have increased on a quarter over quarter basis due to increased selling, general and administrative expenses (S,G&A), primarily the expansion of sales and marketing efforts to support the Company’s growth and investments in research, engineering and development to further develop and expand our product offerings.  However, on a sequential quarterly basis our S,G&A has decreased by approximately $1.1 million from the preceding quarter, which together with increased gross margins has resulted in improved profitability.

Our business areas that encompass engineering and program management services have been in a continuous slow decline for the past five years while during this same period our C4ISR (Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance) business has steadily grown. We anticipate that this trend of decreases in engineering and program management will continue as the Department of Defense continues to implement their information transformation strategy focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total revenues for the three months ended September 28, 2007 and September 29, 2006:

	2007	2006

Cost reimbursement	77%	75%
Time and materials	17%	14%
Fixed price	6%	11%
Total	100%	100%

Total backlog as of September 28, 2007 was $49.5 million, of which $27.6 million was funded and $21.9 million had been ordered, but not yet funded. Total backlog as of September 29, 2006 was $52.1 million, of which $30.2 million was funded and $21.9 million had been ordered, but not yet funded.

Results of Operations

The following table sets forth selected items, including consolidated revenues for the three months ended September 28, 2007 and September 29, 2006:
	2007	Percent	2006	Percent
Revenues	$20,510	100.0%	$16,243	100.0%
Costs of revenues	14,900	72.6%	12,530	77.1%
Selling, general & administrative	3,377	16.5%	3,054	18.8%
Research, engineering and development	1,089	5.3%	881	5.4%
Income (loss) from operations	1,144	5.6%	(222)	(1.4)%
Other expense (income)	89	0.4%	160	0.9%
Income tax provision (benefit)	529	2.6%	(267)	(1.6)%

Revenues.  For the three months ended September 28, 2007, revenues were $20.5 million, up $4.3 million or 26% compared to the same period in fiscal 2007. The increase in revenues was attributable to $2.5 million of revenues from Ai Metrix, which was acquired in October 2006 and $1.8 million of net increases in other products and services.

Revenues by reportable segment for the three months ended September 28, 2007 and September 29, 2006 were as follows (in thousands):

	2007	2006	Change	%
DSG	$12,233	$12,360	$(127)	(1.0)%
PSSIG	8,773	3,883	4,394	113.2%
Total revenues	$20,510	$16,243	$4,267	26.3%

The decline in the DSG segment revenue is primarily attributable to a decrease of $1.9 million in certain engineering services and software development programs.  This decrease was offset by increases totaling $1.8 million in training, program management and systems engineering activities.

The growth in the PSSIG segment revenue is attributable to the acquisition of Ai Metrix which added approximately $2.5 million of revenues and growth in training-related services of $1.8 million.
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

As a percentage of revenue, costs of revenue were 72.6% for the first quarter of fiscal 2008 and 77.1% for the same period in fiscal 2007 resulting in gross margins of 27.4% and 22.9%, respectively. The increase in gross margins was the result of  increased product sales that carry a higher gross margin than do our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses increased approximately $0.3 million or 10.6%, to $3.4 million in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase in SG&A is primarily attributable to the acquisition of Ai Metrix in October 2006.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. R&D expenses increased approximately $0.2 million or 23.6%, to approximately $1.1 million in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to our network security and management product lines.

Income (loss) from operations.  The Company incurred income from operations of approximately $1.1 million in the first quarter of fiscal 2008 as compared to a loss from operations of approximately ($0.2) million in the same period in fiscal 2007. The increase in income from operations is primarily due to the increase in gross margins from our product sales.

Income (loss) from operations includes share-based compensation expense of approximately $0.1 million, respectively, for each of these same periods. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan.  The recognition of these share-based compensation expenses is in accordance with SFAS 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other expense was approximately $0.1 million in the first quarter of fiscal 2008 as compared to $0.2 million in the same period in fiscal 2007. The decrease in other expense is due primarily to a decrease in interest expense related to a reduction of approximately $2.1 million in convertible notes that matured and were converted to stock or paid down in cash during the prior fiscal year.

Income tax provision (benefit). The income tax provision (benefit) was approximately $0.5 million in the first quarter of fiscal 2008 and approximately ($0.3) million for the same period in fiscal 2007. Our effective tax rates were 50.1% and 69.9% for these same periods. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $9.4 million at September 28, 2007 compared to $8.2 million at June 30, 2007.

Cash flows from operating activities.  Cash flows used in operating activities were approximately $0.7 million in the first quarter of fiscal 2008 as compared to cash flows provided of $0.8 million for the same period in fiscal 2007.  The increased use of cash in the current period was attributable to a significant amount of subcontractor and other payables received at the end of the fiscal year and incentive compensation that were paid during the first quarter.

Cash flows from investing activities.  Cash flows used in investing activities were approximately $0.3 million in both periods primarily associated with capital expenditures.

Cash flows from financing activities.  Cash flows provided by (used in) financing activities were approximately $0.7 million in the first quarter of fiscal 2008 as compared to ($0.5) million in the same period in fiscal 2007. The increase was due primarily to borrowings exceeding payments on our credit facility in the current period.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million, which expires on December 28, 2008.

The outstanding balance on our revolving $4.0 million line of credit at September 28, 2007 was $0.6 million.  The Company’s $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. In June 2007, the Company elected to pre-pay principal of $0.25 million which represented the amount of principal due for the next twelve months. The balance of the term note as of September 28, 2007 was $0.5 million, of which $0.1 million is classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of September 28, 2007, the maximum borrowing under the line of credit was $3.5 million and the remaining available borrowing capacity on the line of credit was approximately $2.9 million.

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

Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash through debt and equity financing transactions and maintain profitability. We may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. Our losses in the two prior fiscal years may impact our ability to raise capital.

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

Commitments (amounts in thousands)
	Total	2008 (2)	2009	2010	2011	2012	Thereafter
Convertible notes (1)	$3,554	$234	$3,320	$--	$--	$--	$--
Note payable (1)	577	33	283	261	--	--	--
Capital leases (1)	73	16	22	22	13	--	--
Operating leases	4,237	1,506	1,351	545	460	350	25
Total	$8,441	$1,789	$4,976	$828	$473	$350	$25
(1) Includes principal and interest

(2) Nine months ending June 30, 2008.

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Recent Accounting Pronouncements

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $19,000 charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 10 – Income Tax (Part I, Item 1).

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective for the Company beginning July 1, 2007. The implementation of this standard had no significant impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company beginning July 1, 2008. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

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

During the three months ended September 28, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of September 28, 2007, the deferred unfavorable variance totaled $0.2 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of September 28, 2007 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on our results of operations or cash flows for the three months ended September 28, 2007. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of September 28, 2007, we had $0.6 million of variable rate debt outstanding under our revolving credit line and $0.5 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations or cash flows for the three months ended September 28, 2007.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $2.1 million based on the conversion prices of the notes and the closing price of our common stock on September 28, 2007.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 28, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors
Other than the items listed below, no material changes to our risk factors as reported on our Form 10-K for the year ended June 30, 2007:

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of September 28, 2007, we had issued 19,424,788 shares of common stock. Up to 2,258,900 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.23 to $4.90 per share, 868,000 shares were issuable upon the conversion of convertible notes at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants at $3.85 per share, 110,000 shares were issuable upon the exercise of warrants at $4.00 per share,  20,000 shares were issuable upon the exercise of warrants at $2.44 per share and up to 3,475,613 shares were contingently issuable under earn-out provisions in various acquisition transactions. Sales of shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 28, 2007, a total of 8,123,082 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of September 28 2007, our directors, executive officers and affiliated persons beneficially own approximately 27% of our common stock, including stock options exercisable within 60 days of September 28, 2007. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

10.10†*	Employment contract for Clifton L. Cooke, Jr., SYS’s Chief Executive Officer.
10.11†*	2007 Restatement of SYS Technologies 401(k) Plan.
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

SYS
(Registrant)

Date:	November 9, 2007	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	November 9, 2007	/s/ Edward M. Lake
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

Dated: November 9, 2007	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: November 9, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 28, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 9, 2007	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 28, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 9, 2007	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer