Form 10-Q
period 2007-12-28
SYS
filed 2008-02-11
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2007

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

As of January 31, 2008 there were 19.7 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2007

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except par value amounts)
	December 28, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,188	$2,770
Accounts receivable, net	18,574	16,321
Inventories, net	484	599
Prepaid expenses	456	603
Deferred taxes	748	275
Total current assets	22,450	20,568

Furniture, equipment and leasehold improvements, net	1,997	1,951
Intangible assets, net	5,601	6,111
Goodwill	23,107	23,477
Other assets	227	276
Total assets	$53,382	$52,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$1,062	$--
Accounts payable	4,261	5,270
Accrued payroll and related expenses	3,231	3,887
Income taxes payable	757	194
Other accrued liabilities	1,153	1,474
Current portion of note payable	125	--
Deferred revenue	1,207	1,552
Total current liabilities	11,796	12,377

Convertible notes payable, related party	975	975
Convertible notes payable	2,150	2,150
Note payable, net of current portion	375	500
Other long-term liabilities	56	69
Deferred revenue, net of current portion	330	210
Deferred taxes	1,023	1,023
Total liabilities	16,705	17,304

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
and 19,674 and 19,232 shares issued and outstanding
as of December 28, 2007 and June 30, 2007, respectively	36,929	35,903
Accumulated deficit	(252)	(824)
Total stockholders’ equity	36,677	35,079

Total liabilities and stockholders’ equity	$53,382	$52,383

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006

Revenues	$18,121	$19,216	$38,631	$35,459

Operating costs and expenses:
Costs of revenue	13,517	14,655	28,417	27,185
Selling, general and administrative expenses	3,373	3,666	6,750	6,720
Research, engineering and development expenses	1,126	1,110	2,214	1,991
Total operating costs and expenses	18,016	19,431	37,381	35,896

Income (loss) from operations	105	(215)	1,250	(437)

Other (income) expense:
Other income	(35)	(24)	(74)	(61)
Interest expense	72	186	200	383
Total other (income) expense	37	162	126	322

Income (loss) before income taxes	68	(377)	1,124	(759)

Income tax provision (benefit)	23	(35)	552	(302)

Net income (loss)	$45	$(342)	$572	$(457)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.03	$(0.03)
Diluted	$0.00	$(0.02)	$0.03	$(0.03)

Weighted average shares:
Basic	19,483	17,521	19,401	16,463
Diluted	19,569	17,521	19,504	16,463

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$572	$(457)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	983	968
Share-based compensation expense	230	227
Accretion of debt discount	--	28
Deferred taxes	--	(305)
Bad debt expense	29	152
Stock contributed to employee benefit plan	467	475
Loss (gain) on disposition of equipment	1	(4)
Changes in operating assets and liabilities:
Accounts receivable	(2,282)	(1,115)
Income tax refund receivable	--	509
Inventories	115	168
Prepaid expenses	147	96
Other assets	39	--
Accounts payable	(1,009)	333
Accrued payroll and related expenses	(656)	(120)
Income taxes payable	90	--
Other accrued liabilities	49	(401)
Other long term liabilities	(13)	--
Deferred revenue	(225)	(116)
Net cash (used in) provided by operating activities	(1,463)	438

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(511)	(432)
Cash received from acquisitions, net	--	202
Other	1	33
Net cash used in investing activities	(510)	(197)

Cash Flows from Financing Activities:
Borrowings from line of credit	12,523	15,751
Payments on line of credit	(11,461)	(15,075)
Payments of notes payable	--	(125)
Proceeds from issuance of stock to employee stock purchase plan	204	266
Proceeds from exercise of stock options and warrants	125	60
Net cash provided by financing activities	1,391	877

Net (decrease) increase in cash and cash equivalents	(582)	1,118

Cash and cash equivalents at beginning of period	2,770	2,106

Cash and cash equivalents at end of period	$2,188	$3,224

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) SIX MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006 (UNAUDITED) (amounts in thousands)

	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$134	$346

Income taxes paid	$462	$3

Acquisition of capital leases	$--	$80

Common stock issued upon cashless exercise of stock options	$37	$--

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statement Preparation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial information of SYS and its subsidiaries (SYS or the Company) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (SEC). The accompanying unaudited condensed financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. All of the Company’s operations are primarily conducted in the United States.

The Company’s fiscal year is from July 1 through June 30.  The Company uses the 5-4-4 weeks per period method for each quarter; periods one (July) and twelve (June) may vary slightly in the actual number of days due to the beginning and end of each fiscal year.

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.  The Company’s significant estimates include those related to revenues and customer billings, recovery of indirect costs, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including any related valuation allowance, contingencies, and share-based compensation.

Indirect Expense Rate Variance:

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of December 28, 2007, the deferred unfavorable variance totaled $0.6 million.

Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. In particular, allocable indirect expenses that were previously reported for the three and six month periods ended December 29, 2006 as costs of revenue were reclassified to selling, general and administrative expenses in the amount of $0.1 million for both periods.  The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

2. New Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

On July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $19,000 charge to our beginning accumulated deficit as a cumulative effect of a change in accounting principle. See Note 10 – Income Tax.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123R. Under the modified-prospective-transition method, share-based compensation expense recognized during the three and six months ended December 28, 2007 and December 29, 2006 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options during the six months ended and as of December 28, 2007 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at June 30, 2007	2,132	$2.49
Granted	344	2.19
Exercised	(129)	1.25
Forfeited	(89)	3.56
Expired	(81)	2.05
Balance outstanding at December 28, 2007	2,177	$2.49	2.56	$27

Options exercisable at December 28, 2007	1,305	$2.51	1.80	$26

The following is a summary of the share-based compensation expense recognized by the Company for the three and six months ended December 28, 2007 and December 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006

Stock options	$44	$50	$112	$112
Employee stock purchase plan	59	62	108	115

Total	$103	$112	$220	$227

The following table summarizes the weighted average assumptions used to estimate the value of share-based awards granted for the six months ended December 28, 2007 and December 29, 2006 for the Company’s stock option plan and employee stock purchase plan:
	Stock Options		ESPP
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41.2%	38.6%	46.3%	38.4%
Risk-free interest rate	4.4%	4.8%	5.0%	5.3%
Expected lives (in years)	3.77	3.85	0.50	0.50

During the six months ended December 28, 2007, the Company issued warrants to a consultant for services to purchase 15,000 shares of the Company’s stock at an exercise price of $2.25 per share.  The warrants fully vested on December 31, 2007 and expire on September 18, 2012.  The Company recorded $10,000 of share based compensation expense related to these warrants.

4. Accounts Receivable:

 Accounts receivable consisted of the following (in thousands):
	December 28,	June 30,
	2007	2007
Amounts billed	$9,985	$8,600
Amounts unbilled	9,014	8,150
Less allowance for doubtful accounts	(425)	(429)
Totals	$18,574	$16,321

5. Inventories:

Inventories consisted of the following (in thousands):
	December 28,	June 30,
	2007	2007
Raw materials, net	$415	$473
Finished goods, net	69	126
	$484	$599

6. Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements consisted of the following (in thousands):

	December 28,	June 30,
	2007	2007
Furniture and equipment	$4,726	$4,266
Leasehold improvements	460	412
	5,186	4,678

Less accumulated depreciation and amortization	(3,189)	(2,727)
Net	$1,997	$1,951

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.2 million for both three months ended December 28, 2007 and December 29, 2006, respectively, and  $0.5 million and $0.4 million for the six months ended December 28, 2007 and December 29, 2006, respectively.

7. Intangible Assets and Goodwill:

Intangible assets consisted of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
December 28, 2007
Technology	9	$2,550	$(617)	$1,933
Trade name	7	1,727	(553)	1,174
Customer relationships	9	3,254	(769)	2,485
Patents	-	29	(29)	--
Other intangibles	1	697	(688)	9
Total		$8,257	$(2,656)	$5,601

June 30, 2007
Technology	9	$2,550	$(464)	$2,086
Trade name	7	1,727	(407)	1,320
Customer relationships	9	3,254	(569)	2,685
Patents	-	29	(29)	--
Other intangibles	1	697	(677)	20
Total		$8,257	$(2,146)	$6,111

Amortization expense for intangible assets was $0.3 million for both three months ended December 28, 2007 and December 29, 2006, respectively, and $0.5 million and $0.6 million for the six months ended December 28, 2007 and December 29, 2006, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:

Fiscal Year
Six months ending June 30, 2008	$505
2009	920
2010	752
2011	662
2012	628
Thereafter	2,134
Total	$5,601

Goodwill

The changes in the carrying amount of goodwill during the six months ended December 28, 2007 were as follows (in thousands):

	DSG	PSSIG	Total
Balance June 30, 2007	$11,344	$12,133	$23,477
Miscellaneous purchase price allocation adjustments	--	(370)	(370)
Balance December 28, 2007	$11,344	$11,763	$23,107

8. Convertible Notes Payable and Other Debt:

As of December 28, 2007 and June 30, 2007, the Company had outstanding convertible notes payable totaling $3.1 million, of which $1.0 was payable to related parties. The convertible notes payable are unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal is due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility expires on December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (7.5% as of December 28, 2007). As of December 28, 2007, the Company had approximately $1.1 million of borrowings outstanding under this line of credit and none as of June 30, 2007. On September 27, 2006, the Company and the lender amended the terms of the credit facility to eliminate the minimum quarterly net income covenant and the ratio of Senior debt to EBITDA covenant, and modified the tangible effective net worth covenant and cash flow coverage ratio covenant. As of December 28, 2007, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the Sub Facility bear interest at the bank’s prime rate plus 0.50% (7.75% as of December 28, 2007). The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $21,000 plus interest for the fiscal years 2007 through 2010, with payments beginning in October 2006. As of December 28, 2007, approximately $0.5 million was outstanding under the term note, of which $0.1 million was classified as a current liability as a result of the Company’s $250,000 prepayment on June 30, 2007 of the principal payments required through June 30, 2008. Principal amounts of $250,000 on this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of December 28, 2007, the maximum borrowing capacity under the line of credit was $3.5 million and the remaining available borrowing capacity was $2.4 million.

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period (in thousands except per share data):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
Numerators:
Net income (loss)	$45	$(342)	$572	$(457)

Denominators:
Weighted average shares for basic net income (loss) per common share	19,483	17,521	19,401	16,463
Add dilutive effect of assumed exercise of stock options using the treasury stock method	--	--	47	--
Add dilutive effect of shares related to employee stock purchase plan	86	--	56	--
Weighted average shares for diluted net income (loss) per common share	19,569	17,521	19,504	16,463

Basic net income (loss) per common share	$0.00	$(0.02)	$0.03	$(0.03)
Diluted net income (loss) per common share	$0.00	$(0.02)	$0.03	$(0.03)

For the three and six months ended December 28, 2007, 0.9 million shares related to convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive. For the three and six months ended December 29, 2006, a total of 1.9 million shares related to stock options, warrants and convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive.

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

Adopting FIN 48 had the following impact on our financial statements: increased current deferred tax assets by $0.5 million and the current income tax payable by $0.5 million. As of July 1, 2007 and as of December 28, 2007, we had $1.1 million of unrecognized tax benefits, none of which if recognized, would affect our effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of July 1, 2007 and December 28, 2007, the balance sheet included $0.1 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years before 2004. In January 2008, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for fiscal years ended June 30, 2004 through June 30, 2006.  The Company has agreed to IRS adjustments to reverse the acceleration of the deduction of certain expenses incurred in a subsequent year for the tax years under audit resulting in a payment in January 2008 for taxes of $483,000.  This amount was included in the income taxes payable as of June 30, 2007 and December 28, 2007.

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

The Company’s revenues are derived primarily from engineering and technical services, but also included product sales.  For the three and six months ended December 28, 2007, the product revenues represented 7.8% and 10.1%, respectively of total revenues, compared to 9.3% and 8.4%, respectively, of the comparable periods in fiscal 2007.

Sales to government agencies, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $16.1 million (89%) and $34.7 million (90%) of consolidated revenues in the three and six months ended December 28, 2007, respectively. No single contract or individual customer accounted for more than 10% of total revenue for the three and six months ended December 28, 2007 and December 29, 2006, respectively.

Selected financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
Revenue:
DSG	$9,846	$12,508	$22,079	$24,868
PSSIG	8,275	6,708	16,552	10,591
Totals	$18,121	$19,216	$38,631	$35,459

Income (loss) from operations:
DSG	$96	$373	$668	$918
PSSIG	9	(588)	582	(1,355)
Totals	$105	$(215)	$1,250	$(437)

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

Overview

Revenues and profits for the three and six months ended December 28, 2007 were significantly impacted by three major themes. First, our mix of revenues has continued to change as a result of products based revenues during the six month period growing from 8% of revenues in 2006 to 10% in 2007 which has directly resulted in our overall gross margins growing from 23.3% in 2006 to 26.4% in 2007. Second, while our services based revenues have been impacted by both funding delays and program reductions, we have had year over year growth in our services business. Third, our operating costs and expenses, primarily selling, general and administrative expenses (S,G&A), on a sequential quarterly basis, has decreased by  approximately $1.1 million in the first and second quarters of the current fiscal year compared to the fourth quarter of fiscal 2007.  The decreases in these expenses combined  with increased gross margins has resulted in improved profitability.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and six months ended December 28, 2007 and December 29, 2006:

	Three Months Ended		Six months Ended
	2007	2006	2007	2006
Cost reimbursable	75%	79%	76%	77%
Time and materials	16%	15%	16%	18%
Fixed price	9%	6%	8%	5%
Total	100%	100%	100%	100%

Total backlog as of December 28, 2007 was $40.2 million, of which $24.0 million was funded and $16.2 million had been ordered, but not yet funded. Total backlog as of December 29, 2006 was $43.5 million, of which $30.0 million was funded and $13.5 million had been ordered, but not yet funded.

Results of Operations

The following table sets forth selected items, including consolidated revenues for the three and six months ended December 28, 2007 and December 29, 2006:

	Three Months Ended				Six Months Ended
	2007	Percent	2006	Percent	2007	Percent	2006	Percent
Revenues	$18,121	100.0%	$19,216	100.0%	$38,631	100.0%	$35,459	100.0%
Costs of revenues	13,517	74.6%	14,655	76.3%	28,417	73.6%	27,185	76.7%
Selling, general & administrative	3,373	18.6%	3,666	19.1%	6,750	17.5%	6,720	19.0%
Research, engineering and development	1,126	6.2%	1,110	5.8%	2,214	5.7%	1,991	5.6%
Income (loss) from operations	105	0.6%	(215)	(1.1)%	1,250	3.2%	(437)	(1.2)%
Other expense (income)	37	0.2%	162	0.8%	126	0.3%	322	0.9%
Income tax provision (benefit)	23	0.1%	(35)	(0.2)%	552	1.4%	(302)	(0.9)%

Revenues.  For the three months ended December 28, 2007, revenues were $18.1 million, a decrease of $1.1 million or 5.7% compared to the same period in fiscal 2007. The decrease in revenues consisted of a $0.9 million decrease in service related revenues and a $0.4 million decrease in product related revenues, which were partially offset by an increase of $0.2 million of acquisition revenues related to Ai Metrix (acquired in October 2006). The decrease in services related revenues was primarily attributable to decreases in certain software engineering and IT support programs that were partially offset by growth in learning and performance training solutions and in public safety solutions.  For the six months ended December 28, 2007, revenues were $38.6 million, an increase of $3.2 million or 8.9% compared to the same period in fiscal 2007.  The increase in revenues was attributable to $2.6 million of acquisition revenues related to Ai Metrix and $0.6 million of net increases in other products and services.

Revenues by reportable segment for the three and six months ended December 28, 2007 and December 29, 2006 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	2007	2006	Change	%	2007	2006	Change	%
DSG	$9,846	$12,508	$(2,662)	(21.3)%	$22,079	$24,868	$(2,789)	(11.2)%
PSSIG	8,275	6,708	1,567	23.4%	16,552	10,591	5,961	56.3%
Total revenues	$18,121	$19,216	$(1,095)	(5.7)%	$38,631	$35,459	$3,172	8.9%

The decline in the DSG segment revenue of $2.7 million and $2.8 million in the three and six month periods, respectively, is primarily attributable to decreases in certain engineering services and IT support programs that were partially offset by growth in enterprise solutions services.

The growth in the PSSIG segment revenue of $1.6 million and $6.0 million for the three and six month periods, respectively, is attributable to the acquisition of Ai Metrix which added $0.2 million and $2.6 million of revenues in the three and six month periods respectively, and growth in network management services, learning and performance training solutions, and public safety solutions, which combined contributed increased revenues of $1.4 million and $3.4 million in the three and six month periods, respectively.

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

As a percentage of revenue, costs of revenue were 74.6% for the three months ended December 28, 2007 compared to 76.3% for the same period in fiscal 2007 resulting in gross margins of 25.4% and 23.7%, respectively. For the six months ended December 28, 2007 costs of revenue were 73.6% compared to 76.7% for the same period in fiscal 2007 resulting in gross margins of 26.4% and 23.3%, respectively.  During the three months ended December 28, 2007, the growth in the gross margin resulted from higher margins from services revenues which were 23.0% as compared to 19.5% in the prior year as a result of an increase in the gross margins on certain time and material contracts.  During the six months ended December 28, 2007 the increase in gross margins was the result of increased product sales that carry a higher gross margin than do our services together with the increased services margins previously discussed.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses decreased approximately $0.3 million or 8.0%, to $3.4 million in the three months ended December 28, 2007 compared to the same period in fiscal 2007. For the six months ended December 28, 2007, there was essentially no change to SG&A expenses compared to the same period in fiscal 2007.  The decrease in SG&A during the three month period is primarily attributable to personnel reductions that were implemented at the end of FY07.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. During the three months ended December 28, 2007, there was essentially no change to R&D expenses compared to the same period in fiscal 2007. During the six months ended December 28, 2007, R&D expenses increased approximately $.2 million or 11.2% compared to the same period in fiscal 2007. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to our network security and management product lines that were partially offset by decreases in our IP video and data distribution product lines.

Income (loss) from operations.  The Company had income from operations of approximately $0.1 million in the three months ended December 28, 2007 compared to a loss from operations of approximately $0.2 million in the same period in fiscal 2007.  For the six months ended December 28, 2007, the Company had income from operations of approximately $1.2 million compared to a loss of approximately $0.4 million for the same period in fiscal 2007.  The increase in income from operations is primarily due to the increase in gross margins from our product sales.

Income (loss) from operations includes share-based compensation expense of approximately $0.1 million and $0.2 million for the three and six month periods ended December 28, 2007, respectively and the same amounts for each of these same periods in fiscal 2007. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan.  The recognition of these share-based compensation expenses is in accordance with SFAS 123R, which was adopted as of the beginning of the fiscal 2006.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other expense was approximately $0.1 million in the three months ended December 28, 2007 compared to $0.2 million in the same period in fiscal 2007 and $0.1 million for the six months ended December 28, 2007 compared to $0.3 million for the same period in fiscal 2007. The decrease in other expense is due primarily to a decrease in interest expense related to a reduction of approximately $2.1 million in convertible notes that matured and were converted to stock or paid down in cash during the prior fiscal year.

Income tax provision (benefit)..  Our effective tax rates were 33.8% and 49.1% for three and six month periods ended December 28, 2007, respectively, compared to 9.3% and 39.8% for the comparable periods in fiscal 2007, respectively. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter. The 33.8% effective tax rate for the three month period ended December 28, 2007 was the result of revising the estimated annual effective tax rate to 49.1% from the 50.1% rate used at September 28, 2007.  The 9.3% effective tax rate for the three month period ended December 29, 2006 was the result of revising our estimated annual effective tax rate used for fiscal 2007 from the 69.9% rate estimated at September 29, 2006 to the 39.8% rate estimated at December 29, 2006.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $10.7 million at December 28, 2007 compared to $8.2 million at June 30, 2007.

Cash flows from operating activities.  Cash flows used in operating activities were approximately $1.5 million for the six months ended December 28, 2007 compared to cash flows provided from operating activities of $0.4 million for the same period in fiscal 2007.  The increased use of cash in the current fiscal year was attributable to: (i) a significant amount of liabilities for subcontractor and other trade payables and incentive compensation accrued at the end of fiscal 2007 that were paid during the first quarter of fiscal 2008 and (ii) an increase in the percentage of our accounts receivable in the 60 to 90 day category which drove our DSO’s from an average of 75 days to 90 days during the second quarter. A significant portion of those receivables were collected subsequent to the end of the quarter.

Cash flows from investing activities.  Cash flows used in investing activities were approximately $0.5 million in the six months ended December 28, 2007 compared to $0.2 million for the same fiscal period in 2007.  The primary reason for the increase of cash related to financing activities in the current fiscal year relates to approximately $0.2 million of cash from Ai Metrix that exceeded acquisition costs when acquired in October 2007, which partially offset other cash used in investing activities in the prior fiscal year.

 Cash flows from financing activities.  Cash flows provided by financing activities were approximately $1.4 million in the six months ended December 28, 2007 compared to $0.9 million in the same period in fiscal 2007. The increase was due primarily to borrowings exceeding payments on our credit facility in the current fiscal year.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million, which expires on December 28, 2008.  The outstanding balance on our revolving $4.0 million line of credit at December 28, 2007 was $1.1 million.  The Company’s $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. In June 2007, the Company elected to pre-pay principal of $0.25 million which represented the amount of principal due for the next twelve months. The balance of the term note as of December 28, 2007 was $0.5 million, of which $0.1 million is classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of December 28, 2007, the maximum borrowing under the line of credit was $3.5 million and the remaining available borrowing capacity on the line of credit was approximately $2.4 million.

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

In January 2008, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for fiscal years ended June 30, 2004 through June 30, 2006.  The Company has agreed to IRS adjustments to reverse the acceleration of the deduction of certain expenses incurred in a subsequent year for the tax years under audit resulting in a payment in January 2008 for taxes of $483,000.  This amount was included in the income taxes payable as of June 30, 2007 and December 28, 2007.

Commitments (amounts in thousands)

	Total	2008 (2)	2009	2010	2011	2012	Thereafter
Convertible notes (1)	$3,476	$156	$3,320	$--	$--	$--	$--
Note payable (1)	560	20	280	260	--	--	--
Capital leases (1)	68	11	22	22	13	--	--
Operating leases	3,738	1,007	1,351	545	460	350	25
Total	$7,842	$1,194	$4,973	$827	$473	$350	$25

            (1) Includes principal and interest.
            (2) Six months ending June 30, 2008.

Off-Balance Sheet Arrangements

SYS does not have any off balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, SYS has not entered into any derivative contracts.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

During the six months ended December 28, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of December 28, 2007, the deferred unfavorable variance totaled $0.6 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of December 28, 2007 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on our results of operations or cash flows for the six months ended December 28, 2007. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of December 28, 2007, we had $1.1 million of variable rate debt outstanding under our revolving credit line and $0.5 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations or cash flows for the six months ended December 28, 2007.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $1.8 million based on the conversion prices of the notes and the closing price of our common stock on December 28, 2007.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 28, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 28, 2007, we had issued 19,674,343 shares of common stock. Up to 2,177,000 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.75 to $4.90 per share, 868,000 shares were issuable upon the conversion of convertible notes at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants at $3.85 per share, 110,000 shares were issuable upon the exercise of warrants at $4.00 per share, 20,000 shares were issuable upon the exercise of warrants at $2.44 per share, 15,000 were issuable upon the exercise of warrants at $2.25 per share, and up to 3,475,613 shares were contingently issuable under earn-out provisions in various acquisition transactions. Sales of shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 28, 2007, a total of 7,466,577 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of December 28 2007, our directors, executive officers and affiliated persons beneficially own approximately 24% of our common stock, including stock options exercisable within 60 days of December 28, 2007. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

On September 18, 2007, the Company issued a warrant to a consultant for services to be performed that are exercisable into 15,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  The warrant became fully vested on December 31, 2007 and expires September 18, 2012.

Item 3.Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

On December 7, 2007, the Company held its 2007 Annual Meeting of Shareholders. There were 19,972,328 shares eligible as of the record date and 16,013,692 shares were represented either in person or by proxy at the meeting. The following matters were voted on at the meeting:

(a.) Proposal to elect Directors:
.
	Votes For	Votes Against
Clifton L. Cooke, Jr.	15,020,064	993,628
General Al Gray, USMC (Ret.)	15,038,482	975,210
John R. Hicks	15,004,597	1,009,095
Gail K. Naughton	14,887,777	1,125,915
Thomas A. Page	15,259,208	754,484
Philip P. Trahanas	14,955,463	1,058,229
Charles E. Vandeveer	14,331,343	1,682,349

(b.) Proposal to approve the appointment of Grant Thornton LLP as the independent registered public accounting firm for the corporation for its 2008 fiscal year.  This proposal was approved with 15,347,973 shares voting in favor, 475,552 shares voting against, and 190,166 shares abstaining.

(c.) Proposal to amend the SYS Technologies, Inc. 2003 Employee Stock Purchase Plan to increase the number of shares of common stock subject to such plan from 1,000,000 to 2,000,000.  This proposal was approved with 9,913,458 shares voting in favor, 349,023 shares voting against, and 195,810 shares abstaining.

Item 5. Other Information

At the Annual Board of Directors meeting held on December 7, 2007, the following people were elected as Chairman and officers of the Company:

Alfred M. Gray	Chairman
John R. Hicks	Vice-Chairman
Clifton L. Cooke, Jr.	President and Chief Executive Officer
Edward M. Lake	Chief Financial Officer
Michael W. Fink	Secretary
Robert A. Babbush	Assistant Secretary

At the Annual Board of Directors meeting held on December 7, 2007, the following people were elected as members of the following Directors’ Committees:

Audit Committee
Thomas A. Page, Chairman
John R. Hicks
Gail Naughton

Compensation Committee
John R. Hicks , Chairman
Gail K. Naughton
Charles E. Vandeveer

The Company changed the plan administrator for its 401(k) Plan (the Plan) during the quarter ended December 28, 2007.  The Company has the option of funding its match (the Match) of employees’ contributions to the Plan with either newly issued shares of SYS common stock or with cash that the Plan administrator uses to purchase shares of SYS common stock on the open market.  In the recent past, the Company has funded the Match predominately with Company stock. Subsequent to December 28, 2007, the Company has elected to fund the Match with cash, which commencing February 2008, the Plan administrator has used to purchase shares of SYS common stock on the open market.

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

Ex No.	Description
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

10.10†
Employment contract for Clifton L. Cooke, Jr., SYS’s Chief Executive Officer filed as Exhibit 10.10 to SYS’s report on Form 10-Q for the quarter ended September 28, 2007, filed on November 12, 2007 (Commission file No. 001-32397), and incorporated by this reference..

10.11†
2007 Restatement of SYS Technologies 401(k) Plan filed as Exhibit 10.11 to SYS’s report on Form 10-Q for the quarter ended September 28, 2007, filed on November 12, 2007 (Commission file No. 001-32397), and incorporated by this reference..

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

SYS
(Registrant)

Date:	February 11, 2008	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	February 11, 2008	/s/ Edward M. Lake
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

Dated: February 11, 2008	By:
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

Dated: February 11, 2008	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended December 28, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 11, 2008	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended December 28, 2007 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 11, 2008	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer