Form 10-Q
period 2008-03-28
SYS
filed 2008-05-12
CIK 96057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

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

As of April 30, 2008 there were 19.9 million shares of the registrant’s common stock outstanding.

SYS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 28, 2008 and June 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 28, 2008 and March 30, 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 28, 2008 and March 30, 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (amounts in thousands, except par value amounts)
	March 28, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,639	$2,770
Accounts receivable, net	16,467	16,321
Inventories, net	546	599
Prepaid expenses	412	603
Deferred taxes	748	275
Total current assets	19,812	20,568

Furniture, equipment and leasehold improvements, net	1,907	1,951
Intangible assets, net	5,346	6,111
Goodwill	23,107	23,477
Other assets	220	276
Total assets	$50,392	$52,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$250	$--
Accounts payable	3,061	5,270
Accrued payroll and related expenses	2,471	3,887
Income taxes payable	278	194
Other accrued liabilities	1,019	1,474
Current portion of convertible notes payable, related party	975	--
Current portion of convertible notes payable	2,150	--
Current portion of note payable	188	--
Deferred revenue	1,276	1,552
Total current liabilities	11,668	12,377

Convertible notes payable, related party	--	975
Convertible notes payable	--	2,150
Note payable, net of current portion	312	500
Other long-term liabilities	51	69
Deferred revenue, net of current portion	259	210
Deferred taxes	1,023	1,023
Total liabilities	13,313	17,304

Commitments and Contingencies

Stockholders' Equity:
4% convertible preferred stock, $.50 par value; 250 shares
authorized; none issued or outstanding	--	--
9% preference stock, $1.00 par value; 2,000 shares
authorized; none issued or outstanding	--	--
Common stock, no par value; 48,000 shares authorized;
and 19,844 and 19,232 shares issued and outstanding
as of March 28, 2008 and June 30, 2007, respectively	37,305	35,903
Accumulated deficit	(226)	(824)
Total stockholders’ equity	37,079	35,079

Total liabilities and stockholders’ equity	$50,392	$52,383

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Revenues	$18,715	$19,069	$57,346	$54,528

Operating costs and expenses:
Costs of revenue	13,371	14,811	41,788	41,996
Selling, general and administrative expenses	3,319	4,299	10,069	11,019
Research, engineering and development expenses	1,021	1,059	3,235	3,050
Merger transaction costs	537	--	537	--
Total operating costs and expenses	18,248	20,169	55,629	56,065

Income (loss) from operations	467	(1,100)	1,717	(1,537)

Other (income) expense:
Other income	(28)	(29)	(102)	(90)
Interest expense	112	146	312	529
Total other (income) expense	84	117	210	439

Income (loss) before income taxes	383	(1,217)	1,507	(1,976)

Income tax provision (benefit)	357	(162)	909	(464)

Net income (loss)	$26	$(1,055)	$598	$(1,512)

Net income (loss) per share:
Basic	$0.00	$(0.06)	$0.03	$(0.09)
Diluted	$0.00	$(0.06)	$0.03	$(0.09)

Weighted average shares:
Basic	19,749	18,666	19,517	17,196
Diluted	19,757	18,666	19,596	17,196

See accompanying notes to unaudited condensed consolidated financial statements.

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007 (UNAUDITED) (amounts in thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$598	$(1,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,515	1,443
Share-based compensation expense	304	331
Accretion of debt discount	--	28
Deferred taxes	--	(577)
Bad debt expense	56	165
Stock contributed to employee benefit plan	708	733
Gain on disposition of equipment	--	(4)
Changes in operating assets and liabilities:
Accounts receivable	(202)	(770)
Income tax refund receivable	--	619
Inventories	53	70
Prepaid expenses	191	130
Other assets	40	--
Accounts payable	(2,209)	641
Accrued payroll and related expenses	(1,416)	(796)
Income taxes payable	(389)	--
Other accrued liabilities	(85)	(152)
Other long term liabilities	(18)	--
Deferred revenue	(227)	(528)
Net cash used in operating activities	(1,081)	(179)

Cash Flows from Investing Activities:
Purchases of furniture, equipment and leasehold improvements	(696)	(589)
Cash received from acquisitions, net	--	108
Other	6	18
Net cash used in investing activities	(690)	(463)

Cash Flows from Financing Activities:
Borrowings from line of credit	20,504	26,478
Payments on line of credit	(20,254)	(25,709)
Payments of notes payable	--	(967)
Proceeds from issuance of stock to employee stock purchase plan	265	266
Proceeds from exercise of stock options and warrants	125	133
Net cash provided by financing activities	640	201

Net decrease in cash and cash equivalents	(1,131)	(441)

Cash and cash equivalents at beginning of period	2,770	2,106

Cash and cash equivalents at end of period	$1,639	$1,665

SYS AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) NINE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007 (UNAUDITED) (amounts in thousands)

	2008	2007

Supplemental disclosure of cash flow information:
Interest paid	$242	$479

Income taxes paid (refunded)	$1,298	$(505)

Acquisition of capital leases	$--	$80

Common stock issued upon cashless exercise of stock options	$37	$--

Common stock issued upon conversion of notes payable	$--	$1,125

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

Indirect Expense Rate Variance:

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of March 28, 2008, the deferred unfavorable variance totaled $0.3 million.

Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. In particular, allocable indirect expenses that were previously reported for the nine month period ended March 30, 2007 as costs of revenue were reclassified to selling, general and administrative expenses in the amount of $0.1 million for both periods.  The Company believes these reclassifications were immaterial to the overall presentation of the accompanying financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005 using a modified prospective application, as permitted under SFAS 123R. Under the modified-prospective-transition method, share-based compensation expense recognized during the three and nine months ended March 28, 2008 and March 30, 2007 includes stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the following items based on the grant date values estimated in accordance with the provisions of SFAS No. 123R: (a) stock options granted after June 30, 2005, (b) ESPP with offering periods commencing subsequent to June 30, 2005 and (c) stock issued to employees of the Company.

The following table summarizes certain information regarding stock options during the nine months ended and as of March 28, 2008 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Balance outstanding at June 30, 2007	2,132	$2.49
Granted	344	2.19
Exercised	(129)	1.25
Forfeited	(105)	3.36
Expired	(117)	2.42
Balance outstanding at March 28, 2008	2,125	$2.48	2.31	$47

Options exercisable at March 28, 2008	1,302	$2.48	1.58	$44

The following is a summary of the share-based compensation expense recognized by the Company for the three and nine months ended March 28, 2008 and March 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Stock options	$61	$51	$172	$163
Employee stock purchase plan	14	53	122	168
Total	$75	$104	$294	$331

The following table summarizes the weighted average assumptions used to estimate the value of share-based awards granted for the nine months ended March 28, 2008 and March 30, 2007 for the Company’s stock option plan and employee stock purchase plan:

	Stock Options		ESPP
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41.6%	38.8%	46.3%	42.4%
Risk-free interest rate	4.3%	4.8%	5.0%	5.2%
Expected lives (in years)	3.63	3.73	0.50	0.50

During the nine months ended March 28, 2008, the Company issued warrants to a consultant for services to purchase 15,000 shares of the Company’s stock at an exercise price of $2.25 per share.  The warrants fully vested on December 31, 2007 and expire on September 18, 2012.  The Company recorded $10,000 of share based compensation expense related to these warrants.

4. Accounts Receivable:

 Accounts receivable consisted of the following (in thousands):
	March 28,	June 30,
	2008	2007
Amounts billed	$8,101	$8,600
Amounts unbilled	8,798	8,150
Less allowance for doubtful accounts	(432)	(429)
Totals	$16,467	$16,321

5. Inventories:

Inventories consisted of the following (in thousands):
	March 28,	June 30,
	2008	2007
Raw materials, net	$504	$473
Finished goods, net	42	126
Total	$546	$599

6. Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements consisted of the following (in thousands):
	March 28,	June 30,
	2008	2007
Furniture and equipment	$4,843	$4,266
Leasehold improvements	520	412
	5,363	4,678

Less accumulated depreciation and amortization	(3,456)	(2,727)
Net	$1,907	$1,951

Depreciation and amortization expense for furniture, equipment and leasehold improvements was $0.3 million and $0.2 million for the three months ended March 28, 2008 and March 30, 2007, respectively, and  $0.7 million and $0.6 million for the nine months ended March 28, 2008 and March 30, 2007, respectively.

7. Intangible Assets and Goodwill:

Intangible assets consisted of the following (in thousands):

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Net
March 28, 2008
Technology	9	$2,550	$(692)	$1,858
Trade name	7	1,727	(626)	1,101
Customer relationships	9	3,254	(868)	2,386
Patents	-	29	(29)	--
Other intangibles	1	697	(696)	1
Total		$8,257	$(2,911)	$5,346

June 30, 2007
Technology	9	$2,550	$(464)	$2,086
Trade name	7	1,727	(407)	1,320
Customer relationships	9	3,254	(569)	2,685
Patents	-	29	(29)	--
Other intangibles	1	697	(677)	20
Total		$8,257	$(2,146)	$6,111

Amortization expense for intangible assets was $0.3 million for both three months ended March 28, 2008 and March 30, 2007, respectively, and $0.8 million for both nine months ended March 28, 2008 and March 30, 2007, respectively.

Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years is as follows:
Fiscal Year
Three months ending June 30, 2008	$250
2009	920
2010	752
2011	662
2012	628
Thereafter	2,134
Total	$5,346

Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 28, 2008 were as follows (in thousands):
	DSG	PSSIG	Total
Balance June 30, 2007	$11,344	$12,133	$23,477
Miscellaneous purchase price allocation adjustments	--	(370)	(370)
Balance March 28, 2008	$11,344	$11,763	$23,107

8. Convertible Notes Payable and Other Debt:

As of March 28, 2008 and June 30, 2007, the Company had outstanding convertible notes payable totaling $3.1 million, of which $1.0 was payable to related parties.  The convertible notes payable are unsecured and subordinate to the Company’s bank debt, bear interest at 10% per annum payable quarterly, principal is due February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share.

Related parties consist of directors, officers and employees of the Company and their affiliates that are holders of the notes payable.

The Company has a bank line of credit facility which provides for borrowings of up to $4.0 million. This facility expires on December 28, 2008.

This credit facility, as it relates to any balances outstanding on the line of credit, contains financial and other covenants, and is collateralized by substantially all of the assets of the Company. Borrowings pursuant to the line of credit bear interest at the bank’s prime rate plus 0.25% (5.5% as of March 28, 2008).  As of March 28, 2008, the Company had approximately $0.2 million of borrowings outstanding under this line of credit and none as of June 30, 2007.  As of March 28, 2008, the Company was in compliance with the covenants of the credit facility.

The credit facility allows the Company to use, under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes.  Borrowings under the Sub Facility bear interest at the bank’s prime rate plus 0.50% (5.75% as of March 28, 2008).  The Company is subject to certain restrictions on the permitted acquisitions and minority investments and in some cases must receive the lender’s consent prior to using the facility for such purposes.

If the Sub Facility is used for permitted acquisitions or minority investments, such borrowings must be repaid over 48 months. During fiscal 2006, in connection with the purchase of RBIS, the Company utilized $1.0 million of the line of credit for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $21,000 plus interest for the fiscal years 2007 through 2010, with payments beginning in October 2006. As of March 28, 2008, approximately $0.5 million was outstanding under the term note, of which $0.1 million was classified as a current liability as a result of the Company’s $250,000 prepayment on June 30, 2007 of the principal payments required through June 30, 2008.  Principal amounts of $250,000 on this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of March 28, 2008, the maximum borrowing capacity under the line of credit was $3.5 million and the remaining available borrowing capacity was $3.3 million.

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share for each period (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Numerators:
Net income (loss)	$26	$(1,055)	$598	$(1,512)

Denominators:
Weighted average shares for basic net income (loss) per common share	19,749	18,666	19,517	17,196
Add dilutive effect of assumed exercise of stock options using the treasury stock method	--	--	39	--
Add dilutive effect of shares related to employee stock purchase plan	8	--	40	--
Weighted average shares for diluted net income (loss) per common share	19,757	18,666	19,596	17,196

Basic net income (loss) per common share	$0.00	$(0.06)	$0.03	$(0.09)
Diluted net income (loss) per common share	$0.00	$(0.06)	$0.03	$(0.09)

For the three and nine months ended March 28, 2008, 0.9 million shares related to convertible notes were excluded from the calculation of diluted EPS because they were anti-dilutive.  For the three and nine months ended March 30, 2007, a total of 1.3 million and 1.8 million shares, respectively, related to stock options, convertible notes and the ESPP were excluded from the calculation of diluted EPS because they were anti-dilutive.

10. Income Tax:

The income tax provision was $0.4 million and $0.9 million respectively for the three and nine month periods ended March 28, 2008 as compared to an income tax benefit of $0.2 million and $0.5 million, respectively, in the same periods in fiscal 2007. Our effective tax rates were 93.2% and 60.3% for three and nine month periods ended March 28, 2008, respectively, compared to 13.3% and 23.5% for the comparable periods in fiscal 2007, respectively. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R and merger transaction costs, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes.  These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter.

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

Adopting FIN 48 had the following impact on our financial statements: increased current deferred tax assets by $0.5 million and the current income tax payable by $0.5 million. As of July 1, 2007 the Company had $1.1 million of unrecognized tax benefits, none of which if recognized, would affect our effective tax rate. There were no unrecognized tax benefits as of March 28, 2008.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of July 1, 2007 and March 28, 2008, the balance sheet included $0.1 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years before 2004. In January 2008, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for fiscal years ended June 30, 2004 through June 30, 2006.  The Company has agreed to IRS adjustments to reverse the acceleration of the deduction of certain expenses for the tax years under audit resulting in a payment in January 2008 for taxes of $483,000.  This amount was included in the income taxes payable as of June 30, 2007 and paid in January 2008.

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

The Company’s revenues are derived primarily from engineering and technical services, but also included product sales.  For the three and nine months ended March 28, 2008, the product revenues represented 12.6% and 10.9%, respectively, of total revenues, compared to 5.8% and 7.5%, respectively, of the comparable periods in fiscal 2007.

Sales to government agencies, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $16.8 million (89%) and $51.6 million (89%) of consolidated revenues in the three and nine months ended March 28, 2008, respectively. No single contract or individual customer accounted for more than 10% of total revenue for the three and nine months ended March 28, 2008 and March 30, 2007.

Selected financial data by segment is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Revenue:
DSG	$10,287	$12,169	$32,366	$37,037
PSSIG	8,428	6,900	24,980	17,491
Totals	$18,715	$19,069	$57,346	$54,528

Income (loss) from operations:
DSG	$264	$571	$932	$1,489
PSSIG	203	(1,671)	785	(3,026)
Totals	$467	$(1,100)	$1,717	$(1,537)

13. Merger Agreement:

On February 20, 2008, SYS entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Kratos Defense & Security Solutions, Inc. (“Kratos”) and its wholly-owned subsidiary, White Shadow, Inc. (“Merger Sub”), pursuant to which Merger Sub will be merged with and into SYS (the “Merger”).  SYS will be the surviving entity and a wholly owned subsidiary of Kratos.  Effective at the time of Merger, each outstanding share of SYS’s common stock will be converted into 1.2582 shares of Kratos common stock.

At the effective time of the Merger; (i) the subordinated convertible notes will be assumed by Kratos subject to the same existing terms and conditions (ii) all outstanding SYS options will become fully vested and exercisable into SYS shares at or prior to closing in accordance with the terms of their respective stock option plans and no options will be assumed by Kratos; (iii) warrants to purchase common stock of the Company will continue to be in effect pursuant to their terms following the Merger and (iv) the term notes will be paid off at or prior to the closing.

The Merger Agreement contains certain termination rights, including a termination fee of $2,394,000 to be paid by the Company to Kratos upon termination of the Merger Agreement in certain circumstances

In conjunction with the merger agreement, the Company incurred $0.5 million of transaction costs which have been expensed.

Consummation of the Merger is subject to several closing conditions, including: (i) Approval of the Merger by the shareholders of SYS; which has scheduled a shareholder meeting for June 24, 2008 to approve the merger, (ii) approval of the issuance of shares of Kratos common stock in the Merger by the stockholders of Kratos; which has scheduled a shareholder meeting for June 25, 2008 to approve the merger, and (iii) the effectiveness of the Form S-4 registration statement jointly filed by Kratos and SYS on April 10, 2008.

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

Overview

Revenues and profits for the three and nine months ended March 28, 2008 were significantly impacted by three major themes. First, our mix of revenues has continued to change as a result of products based revenues during the nine month period growing from 7% of revenues in 2007 to 11% in 2008 which has directly resulted in our overall gross margins growing from 23.0% in 2007 to 27.1% in 2008. Second, while our services based revenues have been impacted by both funding delays and program reductions, we have had year over year growth in our services business. Third, our operating costs and expenses, primarily selling, general and administrative expenses (S,G&A), on a sequential quarterly basis, has decreased by  approximately $1.2 million in each of the quarters of the current fiscal year compared to the fourth quarter of fiscal 2007.  The decreases in these expenses combined with increased gross margins has resulted in improved profitability.

Our business areas that encompass engineering and program management services have been in a continuous slow decline for the past five years while during this same period our C4ISR (Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance) business has steadily grown and over the past year we’ve experienced additional growth from our learning and performance training solutions and in our public safety solutions. We anticipate that this trend of decreases in engineering and program management will continue as the Department of Defense continues to implement their information transformation strategy focusing on enhanced information technology and communications systems, data acquisition and real time situational awareness.

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

The following table shows our revenues from each of these types of contracts as a percentage of our total contracts based revenues for the three and nine months ended March 28, 2008 and March 30, 2007:

	Three Months Ended		Nine months Ended
	2008	2007	2008	2007
Cost reimbursable	76%	80%	76%	78%
Time and materials	13%	14%	15%	16%
Fixed price	11%	6%	9%	6%
Total	100%	100%	100%	100%

Total backlog as of March 28, 2008 was $43.7 million, of which $26.9 million was funded and $16.8 million had been ordered, but not yet funded. Total backlog as of March 30, 2007 was $34.7 million, of which $27.5 million was funded and $17.0 million had been ordered, but not yet funded.

Results of Operations

The following table sets forth selected items, including consolidated revenues for the three and nine months ended March 28, 2008 and March 30, 2007 (in thousands):

	Three Months Ended				Nine Months Ended
	2008	Percent	2007	Percent	2008	Percent	2007	Percent
Revenues	$18,715	100.0%	$19,069	100.0%	$57,346	100.0%	$54,528	100.0%
Costs of revenues	13,371	71.4%	14,811	77.7%	41,788	72.9%	41,996	77.0%
Selling, general & administrative	3,319	17.7%	4,299	22.5%	10,069	17.6%	11,019	20.2%
Merger transaction costs	537	2.9%	--	--	537	0.9%	--	--
Research, engineering and development	1,021	5.5%	1,059	5.6%	3,235	5.6%	3,050	5.6%
Income (loss) from operations	467	2.5%	(1,100)	(5.8)%	1,717	3.0%	(1,537)	(2.8)%
Other expense (income)	84	0.4%	117	0.6%	210	0.4%	439	0.8%
Income tax provision (benefit)	357	1.9%	(162)	(0.8)%	909	1.6%	(464)	(0.9)%

Revenues.  For the three months ended March 28, 2008, revenues were $18.7 million, a decrease of $0.4 million or 1.9% compared to the same period in fiscal 2007. The decrease in revenues consisted of a $1.6 million decrease in service related revenues and a $1.2 million increase in product related revenues. The decrease in services related revenues was primarily attributable to decreases in certain software engineering and IT support programs that were partially offset by growth in learning and performance training solutions and in public safety solutions.  For the nine months ended March 28, 2008, revenues were $57.3 million, an increase of $2.8 million or 5.2% compared to the same period in fiscal 2007.  The increase in revenues was attributable to $2.6 million of acquisition revenues related to Ai Metrix, which was acquired in October 2006, and $0.2 million of net increases in other products and services.

Revenues by reportable segment for the three and nine months ended March 28, 2008 and March 30, 2007 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	2008	2007	Change	%	2008	2007	Change	%
DSG	$10,287	$12,169	$(1,882)	(15.5)%	$32,366	$37,037	$(4,671)	(12.6)%
PSSIG	8,428	6,900	1,528	22.1%	24,980	17,491	7,489	42.3%
Total revenues	$18,715	$19,069	$(354)	(1.9)%	$57,346	$54,528	$2,818	5.2%

The decline in the DSG segment revenue of $1.9 million and $4.7 million in the three and nine month periods, respectively, is primarily attributable to decreases in certain engineering services and IT support programs that were partially offset by growth in enterprise solutions services.

The growth in the PSSIG segment revenue of $1.5 million and $7.5 million for the three and nine month periods, respectively, is attributable to the acquisition of Ai Metrix which added $2.6 million of revenues in the nine month period, and growth in network management services, learning and performance training solutions, and public safety solutions, which combined contributed increased revenues of $1.5 million and $4.9 million in the three and nine month periods, respectively.

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

As a percentage of revenue, costs of revenue were 71.4% for the three months ended March 28, 2008 compared to 77.7% for the same period in fiscal 2007 resulting in gross margins of 28.6% and 22.3%, respectively. For the nine months ended March 28, 2008 costs of revenue were 72.9% compared to 77.0% for the same period in fiscal 2007 resulting in gross margins of 27.1% and 23.0%, respectively.  During the three and nine months ended March 28, 2008, the growth in the gross margin resulted from increased products sales with higher margins and higher margins from services revenues (an increase of 1.3%), primarily the result of an increase in the gross margins on certain time and material contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) include labor, fringe benefits, sales and marketing, bid and proposal (B&P) and other indirect costs. SG&A expenses decreased approximately $1.0 million or 22.8%, to $3.3 million in the three months ended March 28, 2008 compared to the same period in fiscal 2007. For the nine months ended March 28, 2008, SG&A expenses decreased approximately $1.0 million or 8.6%, to $10.0 million compared to the same period in fiscal 2007.  The decrease in SG&A during the three and nine month periods is primarily attributable to personnel reductions that were implemented at the end of FY07 together with ongoing cost containment efforts.

Research, engineering and development expenses. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. During the three months ended March 28, 2008, there was essentially no change to R&D expenses compared to the same period in fiscal 2007. During the nine months ended March 28, 2008, R&D expenses increased approximately $0.2 million or 6.1% compared to the same period in fiscal 2007. The increase in these expenses is primarily attributable to research and development as well as sustaining engineering related to our network security and management product lines that were partially offset by decreases in our IP video and data distribution product lines.

Income (loss) from operations.  The Company had income from operations of approximately $0.5 million in the three months ended March 28, 2008 compared to a loss from operations of approximately $1.1 million in the same period in fiscal 2007.  For the nine months ended March 28, 2008, the Company had income from operations of approximately $1.7 million compared to a loss of approximately $1.5 million for the same period in fiscal 2007.  The increase in income from operations is primarily due to the increase in gross margins and reduced operating costs, which were partially offset by the merger transaction costs of $.5 million incurred during the quarter.

Income (loss) from operations includes share-based compensation expense of approximately $0.1 million and $0.3 million for the three and nine month periods ended March 28, 2008, respectively, and the same amounts for each of these same periods in fiscal 2007. These expenses include non-cash expenses associated with stock options granted to employees, the employee stock purchase plan.

Other (income) expense. Other (income) expense includes interest expense on our outstanding convertible notes and borrowings made under our credit facility and interest and other income. Other expense was approximately $0.1 million in the three months ended March 28, 2008 and the same period in fiscal 2007 and $0.2 million for the nine months ended March 28, 2008 compared to $0.4 million for the same period in fiscal 2007. The decrease in other expense for the nine month period is primarily due to a decrease in interest expense related to a reduction of approximately $2.1 million in convertible notes that matured and were converted to stock or paid down in cash during the prior fiscal year.

Income tax provision (benefit).  Our effective tax rates were 93.2% and 60.3% for three and nine month periods ended March 28, 2008, respectively, compared to 13.3% and 23.5% for the comparable periods in fiscal 2007, respectively. Our effective tax rate is directly affected by share-based compensation expenses related to SFAS 123R and merger transaction costs, which are not deductible for tax purposes, but which are considered in estimating the annual effective tax rate as well as our forecast of annual income before taxes. These factors can lead to large fluctuations in the estimated effective tax rate from quarter to quarter. The 93.2% effective tax rate for the three month period ended March 28, 2008 was the result of revising the estimated annual effective tax rate to 60.3% from the 49.1% rate used at December 28, 2007 primarily due to the merger transaction costs.  The 13.3% effective tax rate for the three month period ended March 30, 2007 was the result of revising our estimated annual effective tax rate used for fiscal 2007 from the 39.8% rate estimated at December 29, 2006 to the 23.5% rate estimated at March 30, 2007.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes), sales of equity securities and the use of our line of credit. The significant components of our working capital are liquid assets such as cash, trade accounts receivable, inventories and income taxes receivable, reduced by accounts payable, accrued expenses, line of credit, the current portion of our term note, the current portion of our convertible notes payable, the current portion of our deferred tax liabilities and deferred revenue. Working capital was $8.1 million at March 28, 2008 compared to $8.2 million at June 30, 2007.

Cash flows from operating activities.  Cash flows used in operating activities were approximately $1.1 million for the nine months ended March 28, 2008 compared to cash used of $0.2 million for the same period in fiscal 2007.  The increased use of cash in the current fiscal year was primarily attributable to a significant amount of liabilities for subcontractor and other trade payables and incentive compensation accrued at the end of fiscal 2007 that were paid during the first quarter of fiscal 2008.

Cash flows from investing activities.  Cash flows used in investing activities were approximately $0.7 million in the nine months ended March 28, 2008 compared to $0.5 million for the same fiscal period in 2007.  The primary reason for the increase of cash related to investing activities in the current fiscal year relates to approximately $0.2 million of cash from Ai Metrix that exceeded acquisition costs when acquired in October 2006, which partially offset other cash used in investing activities in the prior fiscal year.

 Cash flows from financing activities.  Cash flows provided by financing activities were approximately $0.6 million in the nine months ended March 28, 2008 compared to $0.2 million in the same period in fiscal 2007. The increase was due primarily to borrowings exceeding payments on our credit facility in the current fiscal year.

One of our regular sources of liquidity is our revolving line of credit facility with Comerica for $4.0 million, which expires on December 28, 2008.  The outstanding balance on our revolving $4.0 million line of credit at March 28, 2008 was $0.2 million.  The Company’s $4.0 million revolving line of credit facility allows SYS to use (i) the full $4.0 million for working capital purposes or (ii) under a Sub Facility, up to $2.0 million of the credit facility for permitted acquisition purposes and $750,000 for minority investment purposes. The line of credit is subject to certain restrictions on permitted acquisitions and minority investments, and in some cases, we must receive the lender’s consent prior to using the facility for such purposes. If used for permitted acquisitions or minority investments, these advances must be repaid over 48 months.

During fiscal 2006, in connection with the purchase of RBIS, we utilized $1.0 million of this line for payment of a portion of the purchase consideration. In accordance with the terms of the credit facility, the $1.0 million was converted to a term note effective June 10, 2006. The term note is payable in monthly installments of $20,833 plus interest for fiscal years 2007 through 2010, with payments beginning October, 2006. In June 2007, the Company elected to pre-pay principal of $0.25 million which represented the amount of principal due for the next twelve months. The balance of the term note as of March 28, 2008 was $0.5 million, of which $0.2 million is classified as a current liability. A total of $0.25 million of principal amounts of this note are due annually in fiscal years 2009 and 2010. The outstanding balance related to the Sub Facility reduces the maximum borrowings available under the line of credit. As a result, as of March 28, 2008, the maximum borrowing under the line of credit was $3.5 million and the remaining available borrowing capacity on the line of credit was approximately $3.3 million.

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

As of March 28, 2008 SYS had outstanding convertible notes payable totaling $3.1 million.  The principal balance of these convertible notes payable become due on  February 14, 2009 and are convertible at any time into shares of common stock at a conversion rate of $3.60 per share. If the merger with Kratos is completed, these convertible notes payable will be assumed by Kratos.  If the merger is not completed and the Company is unsuccessful in obtaining an extension of its line of credit with Comerica, management believes that existing cash on hand as well as cash flow generated from operations will be sufficient to pay the convertible notes that become due, amounts due under the credit facility and principal amounts as they become due under the installment note.

Long-term liquidity and continued acquisition related growth will depend on our ability to manage cash, raise cash through debt and equity financing transactions and maintain profitability. We may seek to raise additional capital from time to time as market conditions permit and subject to Board approval. Our losses in the two prior fiscal years may impact our ability to raise capital.

Commitments (amounts in thousands)
	Total	2008 (2)	2009	2010	2011	2012	Thereafter
Convertible notes (1)	$3,398	$78	$3,320	$--	$--	$--	$--
Note payable (1)	550	10	280	260	--	--	--
Capital leases (1)	63	6	22	22	13	--	--
Operating leases	3,836	504	1,467	664	582	476	143
Total	$7,847	$598	$5,089	$946	$595	$476	$143
(1) Includes principal and interest.
(2) Three months ending June 30, 2008.

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

During the nine months ended March 28, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

For interim reporting purposes, SYS applies overhead and selling, general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates.  To the extent actual expenses for an interim period are greater than the budgeted rates (unfavorable variance), the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity.  This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts.  At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense.  In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer.  Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. As of March 28, 2008, the deferred unfavorable variance totaled $0.3 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment income and interest expense. As of March 28, 2008 our cash was primarily invested in a money market interest bearing account. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on our results of operations or cash flows for the nine months ended March 28, 2008. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

We have interest rate risk in that borrowings under our line of credit and term note are based on variable market interest rates. As of March 28, 2008, we had $0.3 million of variable rate debt outstanding under our revolving credit line and $0.5 million outstanding under a term note.  Presently, the revolving credit line bears interest at a rate of prime plus 0.25% and the term note bears interest at a rate of prime plus 0.50%. A hypothetical 10% increase in the weighted average interest rate on our combined line of credit and term note would not have had a material impact to our results of operations or cash flows for the nine months ended March 28, 2008.

Our privately issued convertible notes have fixed interest rates of 10%, but have exposure to changes in the debt’s fair value. We believe that the fair value of our total outstanding convertible notes is approximately $1.8 million based on the conversion prices of the notes and the closing price of our common stock on March 28, 2008.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 28, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors
Other than the items listed below, no material changes to our risk factors as reported on our Form 10-K for the year ended June 30, 2007:

Uncertainty about the proposed merger with Kratos and diversion of management could harm SYS, whether or not the merger is completed.

In response to the announcement of our merger with Kratos, existing or prospective customers of SYS may delay or defer their procurement or other decisions concerning SYS, or they may seek to change their existing business relationship with SYS.  In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with SYS, and SYS could lose key employees as a result.  These uncertainties may also impair our ability to recruit or motivate key personnel.  Completion of the merger will also require a significant amount of time and attention from management.  The diversion of management’s attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the merger could adversely affect SYS’s stock price and its future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of approval of the Kratos and SYS stockholders.  There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger.  Failure to complete the proposed merger would prevent SYS from realizing the anticipated benefits of the merger.  SYS would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees.  In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur.  Consequently, the failure to complete the merger could result in a significant change in the market price of our common stock.

There are a large number of shares that are available for future sale, and the sale of these shares may depress the market price of our common stock.

As of March 28, 2008, we had issued 19,844,350 shares of common stock. Up to 2,125,000 shares of common stock were issuable upon the exercise of employee stock options at prices ranging from $1.75 to $4.90 per share, 868,000 shares were issuable upon the conversion of convertible notes at $3.60 per share, 313,401 shares were issuable upon the exercise of warrants at $2.50 per share, 50,000 shares were issuable upon the exercise of warrants at $3.85 per share, 110,000 shares were issuable upon the exercise of warrants at $4.00 per share, 20,000 shares were issuable upon the exercise of warrants at $2.44 per share, 15,000 were issuable upon the exercise of warrants at $2.25 per share, and up to 50,000 shares were contingently issuable under earn-out provisions in various acquisition transactions. Sales of shares issued upon any conversion of our outstanding convertible notes or upon the exercise of outstanding options and warrants could adversely affect the market price of our common stock.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of March 28, 2008, a total of 6,826,815 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our directors, executive officers and affiliated persons beneficially own a significant amount of our stock, and their interests could conflict with yours.

As of March 28 2008, our directors, executive officers and affiliated persons beneficially own approximately 24% of our common stock, including stock options exercisable within 60 days of March 28, 2008. As a result, our executive officers, directors and affiliated persons will have a significant ability to:

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

2.11
Agreement and Plan of Merger and Reorganization, dated February 20, 2008, by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and the Company filed as Exhibit 10.1 to SYS’s Form 8-K filed February 22, 2008 (Commission file No. 001-32397), and incorporated by this reference.

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

SYS
(Registrant)

Date:	May 12, 2008	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Date:	May 12, 2008	/s/ Edward M. Lake
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

Dated: May 12, 2008	By:	/s/ Clifton L. Cooke, Jr.
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

Dated: May 12, 2008	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifton L. Cooke, Jr., Chief Executive Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 28, 2008 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 12, 2008	By:	/s/ Clifton L. Cooke, Jr.
Clifton L. Cooke, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Lake, Chief Financial Officer of SYS (the “Registrant”), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant’s Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 28, 2008 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 12, 2008	By:	/s/ Edward M. Lake
Edward M. Lake
Chief Financial Officer